Form 10-K/A
period 2015-12-31
FLAMEL TECHNOLOGIES SA
filed 2016-04-29
CIK 1012477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

Commission file number 000-28508

FLAMEL TECHNOLOGIES S.A.

(Exact Name of Registrant as Specified in Its Charter)

Republic of France (State or Other Jurisdiction of Incorporation or Organization)	43-1050617 (I.R.S. Employer Identification No.)

Parc Club du Moulin à Vent 33, avenue du Docteur Georges Levy Vénissieux France (Address of Principal Executive Offices)	69200 (Zip Code)

+33 472 78 34 34

(Registrant’s Telephone Number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
American Depository Shares* Ordinary Shares**	NASDAQ Global Market

*American Depositary Shares evidenced by American Depository Receipts. Each American Depositary Share represents one (1) Ordinary Share.

**Nominal value 0.122 Euros per share. Not for trading, but only in connection with the listing of American Depositary Shares.

Securities registered under Section 12(g) of the Exchange Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $845,720,744 based on the closing sale price as quoted on the NASDAQ Capital Market.

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

Number of the registrant's American Depositary Shares, 0.122 Euro per share par value, outstanding as of April 15, 2016 was 41,241,254.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) to the Annual Report on Form 10-K of Flamel Technologies S.A. for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2016 (the “Original Form 10-K”), is being filed for the purpose of amending Part III (Items 10, 11, 12, 13 and 14). This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits such information to be incorporated in a Form 10-K by reference to a definitive proxy statement if such proxy statement is filed no later than 120 days after our fiscal year end.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by our principal executive officer and principal financial officer are filed as exhibits 31.3 and 31.4 to this Amendment under Item 15 of Part IV hereof. Because no financial statements have been included in this Amenmdent and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Form 10-K, nor does it modify or update in any way the disclosures contained in the Original Form 10-K, which speak as of the date of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and our other SEC filings subsequent to the filing of the Original Form 10-K.

Unless the context requires otherwise, references to “we,” “us,” “our,” “Flamel,” “Flamel Technologies,” and the “Company” refer to Flamel Technologies S.A. and its subsidiaries.

Cautionary Statement Regarding Forward-Looking Statements

This Amendment contains forward-looking statements. We may make additional written or oral forward-looking statements from time to time in filings with the Securities and Exchange Commission or otherwise. The words “will,” “may,” “believe,” “expect,” “anticipate,” “estimate,” “project” and the negative of these and similar expressions identify forward-looking statements, which speak only as of the date the statement is made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933 as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act. Although we believe that our forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business and operations, our business is subject to significant risks and there can be no assurance that actual results of our research, development and commercialization activities and our results of operations will not differ materially from our expectations. Factors that could cause actual results to differ from expectations in our forward-looking statements include, among others, those specified in “Risk Factors” in this Part I, Item 1A or the Original Form 10-K, including:

•	we depend on a small number of products and customers for the majority of our revenues and the loss of any one of these products or customers could reduce our revenues significantly.
•	our Bloxiverz® and Vazculep® products are not patent protected and could face substantial competition resulting in a loss of market share or forcing us to reduce the prices we charge for those products, which would have a material adverse effect on our revenues and results of operation.
•	we could fail to successfully complete the research and development for the two pipeline products we are evaluating for potential application to the FDA pursuant to our UMD strategy, or our competitors could complete the development of such products and apply for FDA approval of such products before us, which would have a material adverse effect on our future business opportunities.
•	we may depend on partnership arrangements or strategic alliances for the commercialization of some of our products, and the failure of any third party to fulfill its duties under such an arrangement or alliance could have a material adverse effect on our financial condition and results of operation.
•	our products may not gain market acceptance, and lack of such market acceptance would limit our ability to generate revenue which would have a material adverse effect on our business.
•	our products may not reach the commercial market for a number of reasons, which would adversely affect our future revenues.
•	we must invest substantial sums in research and development (“R&D”) in order to remain competitive, and we may not fully recover these investments.
•	the development of several of our drug delivery platforms and products depends on the services of a single provider and any interruption of such provider’s operations could significantly delay or have a material adverse effect on our product pipeline.
•	we depend upon a limited number of suppliers to manufacture our products and to deliver certain raw materials used in our products and the failure of any such supplier to timely deliver sufficient quantities of products or raw materials could have a material adverse effect on our business.
•	if our competitors develop and market technologies or products that are more effective or safer than ours, or obtain regulatory approval and market such technologies or products before we do, our commercial opportunity will be diminished or eliminated.
•	our newly acquired pediatric products could fail to generate enough physician interest to make them successful products.
•	if third party payors choose not to reimburse our pediatric products, or to reimburse them with a greater burden on the patient, our business could suffer, irrespective of a physician’s preference for using our product. Since some of our pediatric competitors enjoy OTC status, this could cause our revenues to suffer.
•	we could fail to successfully or efficiently integrate the FSC business into our existing business.
•	our acquisition of FSC, and its larger employee base, could increase our exposure to additional regulatory risks associated with the promotion of our products.
•	if we cannot adequately protect our drug delivery platforms and proprietary information, we may be unable to sustain a competitive advantage.
•	we depend on key personnel to execute our business plan and the loss of any one or more of these key personnel may limit our ability to effectively pursue our business plan.
•	we ceased to qualify as a foreign private issuer, which will increase the costs and expenses we incur to comply with U.S. Securities Laws.

Forward-looking statements are subject to inherent risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. We undertake no obligation to update these forward-looking statements as a result of new information, future events or otherwise. You should not place undue reliance on these forward-looking statements. Statements in this Amendment including those set forth above and in “Risk Factors” section of the Original Form 10-K, describe factors, among others, that could contribute to or cause such differences.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The names of our current directors and executive officers and their ages, positions, the year of initial appointment, biographies and outside directorships are set forth below. Also included for our directors is information regarding their specific experience, qualifications, attributes and skills that led to the conclusion that each director should serve on our Board. Our executive officers are appointed by, and serve at the discretion of, our Board. This information is current as of April 15, 2016:

Directors and Executive Officers

Name	Age	Position	Year of Initial Appointment

Craig R. Stapleton	71	Non-Executive Chairman of the Board of Directors	2011
Michael S. Anderson	67	Chief Executive Officer and Director	2012
Guillaume Cerutti	50	Director	2011
Dr. Francis J.T. Fildes	71	Director	2008
Christophe Navarre	57	Director	2014
Benoit Van Assche	70	Director	2014
Sandra L. Hatten	59	Senior Vice President, Quality and Regulatory Affairs	2015
Phillandas T. Thompson	42	Senior Vice President, General Counsel and Corporate Secretary	2013
Michael F. Kanan	53	Senior Vice President and Chief Financial Officer	2015
Gregory J. Davis	51	Vice President, Corporate and Business Development	2015
Dr. David Monteith	52	Vice President, Research and Development	2014
Dhiren D’Silva	43	Vice President, Irish and European Operations	2015
Scott A. Macke	46	Vice President, Supply Chain & Operations	2012
Steven G. Sullivan	51	Vice President, Strategic Marketing	2015
David P. Gusky	39	Corporate Controller and Chief Accounting Officer	2015

Information About Directors

The Honorable Craig Stapleton has been a member of Flamel’s board of directors since June 2011. Since January 2009, Mr. Stapleton has served as Senior Adviser to Stone Point Capital, a private equity firm. Mr. Stapleton served as United States Ambassador to France from 2005 to 2009. He also served as United States Ambassador to the Czech Republic from 2001 until 2004. Mr. Stapleton served as President of Marsh and McLennan Real Estate Advisors of New York, a commercial real estate firm, from 1982 until 2001. He has been a co-owner of the St. Louis Cardinals baseball team since July 2009 and was a co-owner of the Texas Rangers baseball team from 1989 until 1998. Mr. Stapleton has served on the Board of Directors of Flamel Technologies, S.A. since July 2011 (becoming Chairman of the Board in July 2014). He also has served as a member of the Board of Directors of the George W. Bush Library and Foundation since January 2006, and as a member of the Board of Directors of the National September 11 Memorial and Museum at the World Trade Center since January 2009. Mr. Stapleton currently serves as a director of Abercrombie & Fitch Co., an apparel retailer, and as a director of two private companies: Carlile Bancshares, Inc., which invests in U.S. community banks, and C3/CustomerContactChannels, a customer contact outsourcing business. Based on his experiences as an Ambassador, and as a chairman and director of several public and private companies, Ambassador Stapleton brings to the Board and the Compensation, Audit, and Nominating and Corporate Governance Committees over 40 years of experience.

Mr. Michael S. Anderson has been a member of Flamel’s Board since June 2012. Mr. Anderson has been Chief Executive Officer of Flamel since March 2012. Prior to joining Flamel, Mr. Anderson was Chief Executive Officer of Éclat Pharmaceuticals LLC since its creation in November 2010 until it was acquired by Flamel in March 2012. Before his employment at Éclat, Mr. Anderson was President and CEO of the generic business division of KV Pharmaceuticals, an executive at ETHEX Corporation and President and CEO of Ther-Rx Corporation, a leader in women’s healthcare. Mr. Anderson also has worked for Schein Pharmaceuticals and started his career at A.H Robins. Based on his experience as seasoned and disciplined executive in the pharmaceutical industry, Mr. Anderson brings to the Flamel Board over 46 years of experience.

Mr. Guillaume Cerutti has been a member of Flamel’s Board since June 2011. Mr. Cerutti was the Chairman and Chief Executive Officer of Sotheby’s France, which operates art auction and private sale businesses, a position he has held from September 2007 to August 2015. In the same field of activity, he will join in September 2016 Christies, as President for Europe, Middle East, Russia and India. From June 2004 until August 2007, Mr. Cerutti was the CEO of the French Directorate General for Competition, Consumer Affairs and Repression of Fraud (Ministry of Finance and Economy). From 1996 to 2001, Mr Cerutti was managing director of the Centre Pompidou (Paris), one of the most important modern and contemporary art museums in the world. From 1991 to 1995, he was a member of the Inspection Générale des Finances, the internal audit department of the French Ministry for Finance and the Economy. He currently serves as Chairman of the Board of the ‘Institut de Financement du Cinéma et des Industries Culturelles’, which offers guarantees and loans for cultural industries. Based on his experience as a CEO and his strong financial background, Mr. Cerutti brings to the Board and the Audit and Nominating and Corporate Governance Committees over 20 years of experience.

Dr. Francis J.T. Fildes has been a member of Flamel’s Board since February 2008. Dr. Fildes was Managing Director of Fildes Partners Ltd , a management consultancy business to the bio-pharmaceutical and healthcare industries, which he founded in September 2002 and held until November 2014. Prior to this, Dr. Fildes held the position of Senior Vice President: Head of Global Drug Development for AstraZeneca a global pharmaceutical company, from April 1999 until December 2002. Since leaving AstraZeneca, Dr. Fildes has also been a Director of ProStrakan Pharmaceuticals plc and Keryx Inc, both public biopharmaceutical companies and Strakan Ltd, Proskelia SA and Pyramed Pharma, three privately funded bio-pharmaceutical Companies. Dr. Fildes is a Fellow of the Royal Society of Medicine and a Fellow of the Royal Society of Chemistry. Based on his experience as an executive, a director and consultant in the pharmaceutical industry, Dr. Fildes brings to the Board and the Compensation and Audit Committees over 40 years of experience.

Mr. Christophe Navarre has been a member of Flamel’s Board since June 2014. Since May 1997, Mr. Navarre has been Chief Executive Officer of Moët Hennessy, the Wines and Spirits division of LVMH Moët Hennessy Louis Vuitton SA, a worldwide luxury brands company. Mr. Navarre is also a board member of the Comité Colbert, a luxury brand trade association, a member of the Heineken Advisory Board, and President of the Fédération des Exportateurs de Vins et Spiritueux de France, the French wine export association. He is an Officer of the French Legion of Honor, a Commandeur de l’Ordre du Mérite Agricole and an Officier de l’Ordre de la Couronne in Belgium. Based on his experiences as a successful business leader and board member of public and private companies, Mr. Navarre brings to the Board and the Compensation and Nominating and Corporate Governance Committees over 34 years of experience.

Mr. Benoit (Ben) C. Van Assche has been a member of Flamel’s Board since June 2014.  Mr. Van Assche is a member of the international jury that assists the government of the Walloon Region in its policy towards clusters of competitiveness, in particular the BioWin health cluster, a position he has held since December 2006.  From 1985 to 2005 he served as member of the Executive Committee of UCB Pharma, consecutively in charge of the worldwide pharmaceutical and chemical business activities. Prior to this he worked in international roles for Alcon and Baxter. Lately he has been Director and Chairman of Bone Therapeutics, a biotech company specialized in cell therapy for bone diseases and Executive Chairman of Armonea,  a chain of nursing homes and senior service residences.  From 2004 to 2006 Mr. Van Assche served as Board member and Chairman of Essenscia, the Belgian federation of chemical activities industries and life sciences in Belgium. Based on his experience as a director and senior executive in the chemical,  and pharmaceutical and healthcare industries, Mr. Van Assche brings to the Board and the Compensation, Audit, and Nominating and Corporate Governance Committees over 40 years of experience.

The term of office of each of the directors expires at the 2016 Combined Ordinary and Extraordinary Meeting of Shareholders. With the exception of Mr. Anderson, all of the directors are independent as defined in NASDAQ Marketplace Rule 5605.

Information about Executive Officers

Ms. Sandra L. Hatten was appointed Senior Vice President of Quality and Regulatory Affairs of Flamel in June 2015. Prior to joining Flamel, Ms. Hatten was employed from October 2010 to June 2015 by Mallinckrodt, plc, a global specialty biopharmaceutical company, where she served as Senior Vice President of Quality and Regulatory Compliance from February 2014 until June 2015. From October 2010 until September 2012, Ms. Hatten was employed by Mallinckrodt, as Director and Sr. Director of Quality. From September 2012 until February 2014, Ms. Hatten held the position of Vice President, Quality and Regulatory Compliance with Mallinckrodt. Ms. Hatten has more than 30 years of experience in the pharmaceutical industry, during which she has held leadership roles in quality and operations for brand as well as generic drug manufacturers, where she has been responsible for establishing and implementing broad-based quality programs across multiple sites. Ms. Hatten holds bachelor’s and master’s degrees from Marshall University in Huntington, West Virginia.

Phillandas T. (Phil) Thompson has been Senior Vice President and General Counsel of Flamel since November 2013. Before joining Flamel, Mr. Thompson was employed from January 2012 until November 2013 at West-Ward Pharmaceutical Corp. as Vice President, Legal Affairs, from January 2010 until November 2011 at Paddock Laboratories, Inc. as Vice President, General Counsel, from April 2006 until January 2010 at KV Pharmaceutical Co as Vice President, Strategic Business Transactions and Assistant General Counsel, and from October 2002 until March 2006 at Barr Laboratories, Inc. as Associate General Counsel. Prior to his employment with Barr Laboratories, Mr. Thompson was a corporate associate at White & Case, LLP. Mr. Thompson is a member of the New York Bar, the Missouri Bar, and the Minnesota Bar and has several other professional affiliations. Mr. Thompson earned a B.A. from Washington University in St. Louis and is also a graduate of the University of Michigan Law School (Juris Doctor) and the University of Michigan Business School (Master of Business Administration).

Michael F. Kanan was appointed Senior Vice President and Chief Financial Officer of Flamel in October 2015. Prior to joining Flamel, Mr. Kanan was employed by Sigma-Aldrich Corp. from April 2009 until November 2015, where he served as Vice President Finance, Corporate Controller and Chief Accounting Officer of Sigma-Aldrich from April 2009 until November 2015. Sigma-Aldrich is a life science and high technology company which was acquired by Merck KGaA, a health care, life science and performance materials company based in Germany, in November 2015. Mr. Kanan began his career at the international accounting firm Deloitte & Touche, and also held accounting and finance leadership positions with Hutchinson Group, a subsidiary of Total S.A., and Meritor, a global supplier of drivetrain, mobility, braking and aftermarket solutions for commercial vehicle and industrial markets. Mr. Kanan holds a Bachelor of Arts degree in Accounting from Michigan State University and became a CPA in 1987.

Gregory J. Davis was appointed Vice President of Business Development of Flamel in June 2015. Prior to joining Flamel, Mr. Davis co-founded and was Chief Business Officer of Flag Therapeutics, Inc., a company engaged in oncology drug discovery and development. Mr. Davis was employed from March 2010 to September 2012 at Patheon, Inc., a provider of drug development and delivery solutions, located in Durham, North Carolina, where he held the position of Vice President of Corporate Development. Previously Mr. Davis was employed for eight years at GlaxoSmithKline as Director of Worldwide Business Development. Mr. Davis has substantial experience leading acquisition and divestment of products and businesses and structuring licensing agreements. Mr. Davis has a B.A. in Economics from the University of North Carolina, Chapel Hill and an M.B.A. from its Keenan Flagler Business School.

Dr. David Monteith was appointed Vice President of Research and Development in October 2014. Prior to joining Flamel, Dr. Monteith was employed from 2009 to 2014 at Merck & Co., Inc., a global healthcare solutions company, where he held the position of Associate Vice President of Pharmaceutical Development for Emerging Markets. From 2000 to 2009, Dr. Monteith was employed by Schering-Plough Corporation, a pharmaceutical company that merged with Merck & Co., Inc. in November 2009 in various positions from Associate Director, Pharmaceutical Development to Senior Director, Product Value Enhancement. With over 25 years of experience in the pharmaceutical industry, Dr. Monteith has held senior leadership roles in the areas of drug delivery and pharmaceutical drug product development. Dr. Monteith is a graduate in Pharmacy from the University of Strathclyde, Glasgow where he also obtained his Ph.D. from the Department of Pharmaceutics. He later also received an MBA from the University of Warwick, UK.

Dhiren D’Silva was appointed Vice President of Irish and European Operations of Flamel in September 2015. Prior to joining Flamel, Mr. D’Silva was employed from August 2013 to September 2015 at NPS Pharmaceuticals Inc., a biopharmaceutical company engaged in developing therapies for patients with rare diseases; NPS was acquired by an affiliate of Shire plc in January 2015. Mr. D’Silva held the position of Senior Director of International Business Operations at NPS. Prior to his employment with NPS, Mr. D’Silva was employed from January 2008 to July 2013 at Catalent Pharma Solutions Inc. a drug delivery provider located in Somerset, New Jersey, as Director of Business Development for its Product Ventures Group, focusing on the development and out-licensing of ANDA’s. He holds an MBA from the Katholieke Universiteit Leuven (Belgium) as well as a BA in Economics from St. Xavier’s College in Mumbai, India.

Scott A. Macke has been Vice President of Supply Chain and Operations of Flamel since March 2012. He has over 20 years of experience in the pharmaceutical industry with direct involvement specific to both drug product development and commercialization. Prior to joining Flamel, Mr. Macke was employed from November 2010 to March 2010 at Éclat Pharmaceuticals, L.L.C., most recently as the Chief Operating Officer. Prior to his employment at Éclat Pharmaceuticals, Mr. Macke was employed by KV Pharmaceutical as Senior Director of Project Management and at Mallinckrodt Pharmaceuticals in various technical and operational positions. Mr. Macke holds undergraduate degrees in Biology and Chemistry from Missouri State University and a Master of Business Administration from the John E. Simon School of Business at Maryville University.

Steven G. Sullivan was appointed Vice President, Strategic Marketing of Flamel in October 2015. Prior to joining Flamel, Mr. Sullivan was employed from September 2014 to October 2015 by Sunovion Pharmaceuticals Inc. a Sumitomo Dainippon Pharma company, where he served as Director of Managed Markets Marketing from September 2014 to October 2015. From November 2009 until September 2014, Mr. Sullivan was employed at Daaichi Sankyo Pharmaceuticals, a Daiichi Sankyo company, as an Area Business Manager, Senior Brand Manager and Senior Manager Payer Marketing. Mr. Sullivan holds a Bachelor of Arts degree in Management from Washington State University.

David P. Gusky was appointed Corporate Controller and Chief Accounting Officer of Flamel in December 2015. Prior to joining Flamel, Mr. Gusky was employed by Sigma-Aldrich Corp. from May 2006 until November 2015, where he served as Director of Financial Planning & Analysis of Sigma-Aldrich from November 2013 until November 2015. Sigma-Aldrich is a life science and high technology company which was acquired by Merck KGaA, a health care, life science and performance materials company based in Germany, in November 2015. Mr. Gusky began his career at the international accounting firm Deloitte & Touche, and also held finance management positions with Solutia, Inc., a global manufacturer of performance materials and specialty chemicals. Mr. Gusky holds Bachelors of Science degrees in Accountancy and Finance and a Masters of Accountancy from the University of Missouri-Columbia.

Legal Proceedings and Family Relationships

The Board of Directors is not aware of any involvement in legal proceedings that would be material to an evaluation of the ability or integrity of any director or executive officer; nor is the Board of Directors aware of any family relationship between any director or executive officer.

Compliance with Section 16(a)

Prior to January 1, 2016, we were a foreign private issuer under the rules of the SEC and, therefore, until that date our directors, executive holders, and persons who own more than ten percent of a registered class of the Company’s equity securities were not subject to the reporting obligations of Section 16(a) under the Exchange Act.

Code of Business Conduct and Ethics

The Flamel Technologies S.A Standards of Business Conduct applies to the directors and officers of the Company, as well as all of its employees worldwide. In addition, the Company separately maintains a Code of Ethics for its chief executive officer, chief financial officer, principal accounting officer or controller and persons performing similar functions.

The Company’s Standards of Business Conduct and Code of Ethics constitute a code of ethics as defined in Item 406 of the SEC’s Regulation S-K. These documents are available in the “About Flamel – Corporate Governance” section of our website at www.flamel.com/about-flamel/governance/. Any amendment to, or waiver from, a provision of these standards or codes will be posted to the above-referenced website.

Our Standards of Business Conduct and Code of Ethics establish high standards of business conduct and ethics for our activities and assist directors, officers and employees resolve ethical issues. The purpose of these documents is to provide assurance to the greatest possible extent that our business is conducted legally and ethically at all time. We periodically review our Standards of Business Conduct and Code of Ethics against best industry practices and regulatory requirements. At present we are considering possible improvements to our Standards of Business Conduct to provide, among other things, upgraded policies and procedures by which persons may submit concerns or complaints regarding legal or ethical issues on a confidential basis, including by means of e-mail, web portal submission, or toll-free telephone numbers. We anticipate that these improved capabilities for submitting complaints will be available during May 2016. It is, and will continue to be, our policy to investigate all concerns and complaints.

We intend to disclose amendments to, or waivers from, any provision of our Standards of Business Conduct or Code of Ethics that applies to our chief executive officer, chief financial officer, chief accounting officer or controller and persons performing similar functions and that relates to any element of such standards or codes described in Item 406(b) of Regulation S-K by posting such information on our website at the web address given above. There have been no such waivers since December 31, 2014.

Director Nomination Procedures

The Corporate Governance and Nominating Committee of the Board is responsible for identifying and recommending to the Board candidates for directorships. Possible directorship candidates for recommendation to the Board are identified by members of the Corporate Governance and Nominating Committee, other Board members, members of management and individual shareholders. Once the Corporate Governance and Nominating Committee has identified prospective director candidates, the Board is responsible for selecting such candidates. The Board considers candidates for director who are free of conflicts of interest or relationships that may interfere with the performance of their duties.

There have been no material changes to the procedures by which our shareholders may recommend nominees to our Board since December 31, 2015. As a foreign private issuer prior to 2016, we were not required under applicable SEC regulations or under French law to disclose to our shareholders procedures they may use for this purpose. Under our current Corporate Governance and Nominating Committee charter, the Committee will take into consideration director nominees proposed or recommended by shareholders. It is the Corporate Governance and Nominating Committee’s policy and practice to consider nominees to our Board as follows: A shareholder who wishes to recommend a director candidate for consideration may submit such recommendation in writing to the Corporate Governance and Nominating Committee at the address set forth on the cover of this Amendment. A candidate recommended for consideration must be highly qualified and must be willing and able to serve as a director. Director candidates recommended by shareholders will receive the same consideration given to other candidates and will be evaluated against the criteria outlined above.

Audit Committee

The Board has an Audit Committee comprised of Guillaume Cerutti (Chairman), Francis Fildes, Ambassador Craig Stapleton, and Ben Van Assche. Each Audit Committee has sufficient knowledge in financial and auditing matters to serve on the Audit Committee and meets the current independence requirements for Audit Committee membership under both the rules of the SEC and The Nasdaq Stock Market.

Under SEC rules, companies are required to disclose whether their audit committees have an “audit committee financial expert” as defined in Item 407(d) of Regulation S-K under the Exchange Act. The Board has determined that Guillaume Cerutti and Craig Stapleton are “audit committee financial experts,” as defined by the rules of the SEC. All directors, with the exception of our Chief Executive Officer, Michael Anderson, meet the current independence requirements for Board of Directors and any committees on which they serve under both the rules of the SEC and The Nasdaq Stock Market.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

In this Compensation Discussion and Analysis, we give an overview and analysis of our compensation philosophy, our compensation program, the decisions we made in 2015 under those programs with respect to our named executive officers. Included in this discussion is specific information about the compensation earned or paid in 2014 and 2015 to the following named executive officers: (i) the individuals who served as Chief Executive Officer of the Company during 2015, (ii) the individual who served as Chief Financial Officer during 2015, (iii) the next two most highly compensated executive officers of the Company who received total compensation of $100,000 or more during the fiscal year ended December 31, 2015, and (iv) one former executive officer who would have been included in (iii) if he had been employed by the Company at the end of the fiscal year (the “Named Executive Officers”). Our Named Executive Officers for 2015 are:

●	Michael S. Anderson, Chief Executive Officer
●	Michael F. Kanan, Senior Vice President and Chief Financial Officer
●	Siân Crouzet, Former Principal Financial Officer
●	Phillandas T. Thompson, Senior Vice President, General Counsel and Corporate Secretary
●	David Monteith, Vice President, Research and Development
●	Scott A. Macke, Vice President, Supply Chain and Operations
●	Steven A. Lisi, Former Senior Vice President, Corporate and Business Development

Compensation Philosophy and Objectives

    The Compensation Committee’s executive compensation programs are designed to: (i) attract, retain and motivate executives with significant industry knowledge and the experience and leadership capability necessary for us to achieve success; and (ii) align incentives for our named executive officers with our corporate strategies and business objectives and goals; and (iii) achieve key strategic performance measures aligned with the long-term interests of our shareholders.

Compensation Components

Our executive compensation program has three primary components: base salary, annual cash incentive awards and equity awards. Compensation amounts denominated in Euros have been translated to U.S. dollars using the average exchange rates of 1.11006, 1.32853, and 1.32813 U.S. dollar per Euro for each of the fiscal years 2015, 2014, and 2013, respectively.

●	Base Salary. We fix the base salary of each of our executive officers at a level we believe enables us to hire and retain individuals in a competitive environment and rewards satisfactory individual performance and a satisfactory level of contribution to our overall business goals. We take into account the base salaries paid by similarly-situated companies in our peer group and, to the extent practicable, we set base salary levels for similarly-situated executives within the Company at comparable levels to avoid divisiveness and encourage teamwork, collaboration, and a cooperative working environment.

●	Cash Incentive Awards. We provide annual cash incentive awards that are based upon the achievement of corporate and individual objectives established by the Compensation Committee and the Board of Directors. These cash incentive awards are designed to focus our executive officers on achieving key clinical, regulatory, commercial, operational, strategic and financial objectives.

●	Equity Awards. We use stock options and “free shares” to reward long-term performance. These equity awards are intended to provide significant incentive value for each executive officer if the Company performance is outstanding and the Company achieves its long-term goals to align executive compensation with long-term shareholder interests.

In addition to the primary components of compensation described above, we provide our Named Executive Officers with employee benefits that are generally available to our salaried employees. These benefits include health and medical benefits, flexible spending plans, matching 401(k) contributions and group life insurance.

We have also entered into agreements with our Named Executive Officers under which they are provided certain benefits in the event their employment with the Company is terminated without cause or by the Named Executive Officer for good reason, following a change in control of the Company.

Compensation Policies and Process

The Compensation Committee has oversight of our compensation philosophy and programs and annually reviews and recommends all compensation decisions relating to our Chief Executive Officer, our Named Executive Officers and all other executive officers of the Company. The Chief Executive Officer provides specific information to the committee relative to the performance of the other members of the executive management team. However, the Chief Executive Officer is always excused from the Compensation Committee meetings when his compensation or employment is discussed. The Compensation Committee considers any recommendations by the Chief Executive Officer; however, the committee recommends final compensation for all executives. All compensation decisions are assessed within the framework of the Company’s financial position and general economic conditions. Our Board of Directors typically reviews and approves the compensation decisions made by the Compensation Committee.

Our Compensation Committee has engaged the Radford Consulting (“Radford”), an AonHewitt company specializing in executive compensation, as its independent compensation consultant. In connection with the Compensation Committee’s executive compensation decisions for 2015, Radford reviewed and advised on principal aspects of our executive compensation program and performed the following services:

● conducted a competitive assessment of the Company’s then current executive compensation arrangements, including analyzing peer group proxy statements, compensation survey data, and other publicly available data;

● provided recommendations on the composition of the Company’s peer group; and

● reviewed and advised on equity compensation and on industry best practices.

The Compensation Committee has determined that the work of Radford and the individual compensation advisors employed by Radford does not create any conflict of interest. In making that determination, the Compensation Committee took into consideration the following factors: (i) the provision of other services to the Company by the consultant; (ii) the amount of fees the Company paid the consultant as a percentage of the consultant’s total revenue; (iii) the consultant’s policies and procedures that are designed to prevent conflicts of interest; (iv) any business or personal relationship of the consultant or the individual compensation advisors employed by the consultant with any Company executive officer; (v) any business or personal relationship of the individual compensation advisors with any member of the Compensation Committee; and (vi) any Company stock owned by the consultant or the individual compensation advisors employed by the consultant.

Peer Group

In an effort to provide competitive total compensation to our executive officers, the Compensation Committee approved a group of comparable companies as our peer group as recommended by Radford. The peer group was selected on the basis of similarity to the Company on the following criteria: business comparability, stage of product development and commercialization, number of employees, market capitalization and revenue. The following companies were identified as our “peer group” for 2015:

Aegerion Pharmaceuticals, Inc.	Infinity Pharmaceuticals, Inc.
AMAG Pharmaceuticals, Inc.	Merrimack Pharmaceuticals, Inc.
Arena Pharmaceuticals, Inc.	Momenta Pharmaceuticals, Inc.
Ariad Pharmaceuticals, Inc.	PTC Therapeutics, Inc.
BioCryst Pharmaceuticals, Inc.	Raptor Pharmaceuticals, Inc.
Corcept Therapeutics	Rigel Pharmaceuticals, Inc.
DepoMed Inc.	Sarepta Pharmaceuticals, Inc.
Dynavax Technologies Corporation	Spectrum Pharmaceuticals, Inc.
Enanta Pharmaceuticals, Inc.	Supernus Pharmaceuticals, Inc.
Halozyme Therapeutics, Inc.	Vanda Pharmaceuticals, Inc.
ImmunoGen, Inc.

Base Salary

The Company provides base salaries to attract and retain executives with the proper experiences and skill sets required to assist us in achieving our specific business objectives, as well as our future growth and success. Base salaries provide a guaranteed base level of compensation that reflects a belief that base salary for senior executive officers should be targeted at market-competitive levels. Base salaries for a particular fiscal year are generally established at the end of the prior year. In establishing the base salaries for 2015, the Compensation Committee considered each Named Executive Officer’s role and level of responsibility at the Company, recent individual performance, perceived impact on Company results and overall Company performance. Based on the peer group and other market data presented by Radford, the Compensation Committee noted that the base salaries of our Named Executive Officers are currently positioned at the market 25th percentile in the aggregate. However, given our transition from a non-commercial to a commercial company, the Compensation Committee desires to implement a revised compensation program in the future designed to gradually migrate our Named Executive Officers base salaries to the 50th percentile of the base salaries paid to similarly situated officers at our peer group companies. The base salaries of our Named Executive Officers during 2014 and 2015 were as follows: Michael S. Anderson – $528,991 in 2014 and $550,000 in 2015, an increase of 4.0%; Michael F. Kanan (who joined the Company in November 2015 at a salary rate of $325,000) – $325,000 (annualized) in 2015; Siân Crouzet – $138,098 in 2014 and $132,691 in 2015, a decrease of 4.0% as a result of the exchange rate differences; Phillandas T. Thompson – $280,000 in 2014 and $288,400 in 2015, an increase of 3.0%; David Monteith (who joined the Company in October 2014) – $275,000 (annualized) in 2014 and $275,000 in 2015, an increase of 0.0%; Scott A. Macke – $196,100 in 2014 and $205,905 in 2015, an increase of 5.0%; and Steven A. Lisi (whose employment with the Company ended in April 2015) – $412,000 in 2014 and $412,000 (annualized) in 2015, an increase of 0.0%.

Annual Cash Incentive

The goal of the annual cash incentive program in 2015 was to align a meaningful portion of the total compensation potential for the Named Executive Officers to the achievement of specified quantitative and qualitative Company performance targets, as well as individual performance targets. The achievement of these targets advances the Company’s specific business objectives and result in long-term shareholder value. The target levels of the annual cash incentive awards were established as part of the Named Executive Officer’s individual employment agreements. Each of these employment agreements provide that the Named Executive Officer will receive an annual cash incentive award determined at the discretion of the Compensation Committee and the Board of Directors based on the Company’s performance against its objectives and individualized objective and subjective criteria, with a target award amount equal to a percentage of the Named Executive Officer’s base salary. The award criteria include specific objectives, relating to the achievement of clinical, regulatory, commercial, business and/or financial milestones.

Our approved 2015 corporate goals consisted of:

● generate $183.3 million in revenues and $63.4 million of adjusted operating profit;

● restructure the Company to among other things improve its long term worldwide tax situation;

● recruit and staff key functions, necessary to prepare the Company for 2016 and beyond;

● file, or be within six months of filing one NDA from the five internal products then currently under development;

● move no less than three internal products into pre-clinical/clinical trials; and

● establish a process for enhancing drug delivery capabilities including the potential acquisition of a new drug delivery platform during the year.

The Compensation Committee determined that the Company’s corporate performance score was 75% for 2015 based solely on the Compensation Committee’s assessment of the Company’s level of achievement against the approved 2015 corporate performance goals set forth above.

Chief Executive Officer. The Compensation Committee awarded an annual cash incentive with respect to 2015 for our Chief Executive Officer in the amount of $250,000. Such amount was determined by the Committee in December 2015 based on an assessment of the factors listed above and other factors including:

● the Company’s achievement with respect to pre-established Company financial and strategic objectives, which included: (i) achievement of a revenue target, (ii) opportunistic in- and out-licensing of clinical and commercial products, (iii) appropriate advancement of our research and development program and clinical studies, and (iv) expense management; and

● achievement of individual performance targets that were pre-established, which included recruitment of key members of our management team, as well as providing overall leadership and vision for our management team to execute upon.

Other Named Executive Officers. The process for determining the annual cash incentive for our other Named Executive Officers, is generally similar to what is described above with respect to our Chief Executive Officer. For 2015, the Compensation Committee took into account the Company’s performance with respect to the financial and strategic performance goals discussed above. The Compensation Committee assessed the individual performance of the other Named Executive Officers and also considered the recommendations of our Chief Executive Officer. The other Named Executive Officers reported directly to our Chief Executive Officer and so, the Compensation Committee believes, the Chief Executive Officer was in a position to provide a meaningful assessment of their capabilities and contributions to the Company.

The Compensation Committee determined 2015 annual cash incentives for the other Named Executive Officers in the following amounts: Michael F. Kanan (who joined the Company in November 2015) - $0.00; Siân Crouzet – $49,953; Phillandas T. Thompson – $86,520; David Monteith – $84,915; Scott A. Macke – $55,671; Steven A. Lisi (whose employment with the Company ended in April 2015) - $0.00.

Equity Compensation

The Compensation Committee believes that equity compensation awards help to align the interests of our executive officers with those of shareholders because the value of the equity awards to the recipient increases only with the appreciation of the price of our ordinary shares. Furthermore, the Compensation Committee believes granting equity awards that vest over time encourages executives to remain with the Company. The authority to grant equity awards to our executive officers lies with the Compensation Committee and Board of Directors. The Compensation Committee takes into consideration the peer group data provided by Radford and the recommendations of our Chief Executive Officer (other than for himself). Generally, the Compensation Committee has granted stock options to our executive officers upon commencement of their employment with the Company. These initial stock options vest over a four year period and are in connection with the executive officer’s employment agreement. At least annually, typically in December, the Compensation Committee considers annual equity awards for our executive officers. These awards consist of both stock options and free shares.

In determining the number of stock options and free shares to grant to a particular Named Executive Officer, the Compensation Committee takes into account numerous factors, including: the executive’s role and level of responsibility within the Company, the Company’s performance with respect to the financial and strategic goals and objectives for that year, and comparative peer group data as presented by Radford. The Compensation Committee has not adopted any formal policies or guidelines for determining the allocation of stock options versus free shares. However, in general, the Compensation Committee will recommend a mix of equity awards more weighted towards stock options than free shares principally because the Compensation Committee recognizes that free shares provide immediate value to recipients upon vesting and therefore involve less risk than stock options. In 2015, the Compensation Committee decided to defer the award of free shares to the Chief Executive Officer and the other Named Executives until 2016.

In 2015, the Compensation Committee awarded the Chief Executive Officer stock options to purchase 200,000 ordinary shares at an exercise price of $14.35, and the stock options to the other Named Executive Officers to purchase the following numbers of ordinary shares: Michael F. Kanan – stock options to purchase 100,000 ordinary shares at an exercise price of $16.21; Siân Crouzet – stock options to purchase 30,000 ordinary shares at an exercise price of $14.35; Phillandas T. Thompson – stock options to purchase 100,000 ordinary shares at an exercise price of $14.35; David Monteith – stock options to purchase 35,000 ordinary shares at an exercise price of $14.35; Scott A. Macke – stock options to purchase 35,000 ordinary shares at an exercise price of $14.35; and Steven A. Lisi (whose employment with the Company terminated in April 2015) – stock options to purchase zero ordinary shares. All of the foregoing stock options will vest in equal amounts over a four-year period following the award date.

Compensation Risk Assessment

The Company regularly reviews compensation plans and practices to ensure they are appropriately structured and aligned with business objectives, and not designed to encourage executives to take unwarranted risks. Specifically, the overall design of the compensation philosophy and plans mitigate risks because: (1) the financial performance objectives of the short and long-term incentive plans are reviewed and approved annually by the Board; (2) the plans consist of multiple performance objectives, thus lessening the focus on any one in particular; and (3) short and long-term incentive payouts are capped for all participants.

General Employee Benefits

Flamel offers competitive health, dental and life insurance and vacation pay, generally for all employees. The senior executives are eligible to participate in all of the above programs. In addition, the senior executives are eligible to receive matching 401(k) plan contributions on the same basis as other employees.

Severance and Change-in-Control Benefits

Pursuant to employment agreements, each of our Named Executive Officers has a provision in his employment agreement with the Company that entitles such Named Executive Officer to certain specified benefits in the event of termination of their employment under specified circumstances, including termination following a change in control of the Company. These benefits are described in the “Employment Agreement” section below, and certain estimates of these severance and change-in-control benefits are provided in “Estimated Payments Upon Termination or Change in Control” below.

Retirement Benefits

The Company believes that offering competitive retirement benefits is important to attract and retain top executives. The Company’s U.S.-based executives participate in a traditional defined contribution 401(k) plan. For our Company’s 401(k) plan, the Company generally contributed approximately $10,600 to each eligible executive’s 401(k) account during 2015, which was the maximum contribution match allowable under the Company’s 401(k) Plan, provided the participant contributed the maximum in order to receive the maximum match and contributed based off of $265,000 of wages, the maximum allowable under the IRS limits.

For executives not based in the U.S., the Company has taken steps in recent years to align certain features of its pension or retirement plans, recognizing that benefit formulas are driven by local market competition and trends. Additional details regarding retirement benefits are provided in the tables below entitled “Summary Compensation Table.”

Tax Considerations

Section 162(m) of the Internal Revenue Code generally limits to $1 million the U.S. federal tax deductibility of compensation paid in one year to any employee. Performance-based compensation is not subject to the limits on deductibility of Section 162(m), provided that such compensation meets certain requirements, including shareholder approval of material terms of compensation.

The Compensation Committee attempts to provide the Named Executive Officers with incentive compensation programs that will preserve the tax deductibility of compensation paid by the Company, to the extent reasonably practicable and to the extent consistent with the Company’s other compensation objectives. The Compensation Committee believes, however, that shareholder interests are best served by not restricting the Compensation Committee’s discretion and flexibility in structuring compensation programs, even though such programs may result in certain non-deductible compensation expenses.

Securities Trading Policy

The Company has a policy that prohibits executive officers and directors from trading in the Company’s securities while aware of material non-public information, or engaging in hedging transactions or short sales and trading in “puts” and “calls” involving the Company’s securities. This policy is described in our Standards of Business Conduct, which may be viewed on our website at http://www.flamel.com/about-flamel/governance/. In addition, executive officers and directors are prohibited from pledging the Company’s securities.

Tax Gross-Ups

The Company does not provide tax gross-ups.

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management and, based on such review and discussion, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be including in this Form 10-K/A.

Submitted by the following members of the Compensation Committee:

Francis J.T. Fildes, Chairman

Christophe Navarre

Craig Stapleton

Benoit C. Van Assche

Summary Compensation Table

The following table sets forth the compensation paid or accrued during the fiscal years ended December 31, 2015, 2014 and 2013 to our Named Executive Officers.

					Equity-based
					Incentive Plan
					Compensation		Non-Equity	All
Name and Principal Position	Year	Base Salary ($) (1)	Bonus ($)		Stock Awards ($) (2)	Option Awards ($) (3)	Incentive Plan Compensation ($) (4)	Other Compensation ($) (5)		Total Compensation ($)
Michael S. Anderson	2015	550,000	-		-	1,664,000	250,000	20,627		2,484,627
Chief Executive Officer	2014	528,991	-		815,000	1,838,000	50,000	-		3,231,991
	2013	528,907	-		-	177,100	-	-		706,007
Michael F. Kanan	2015	33,854	-		-	935,000	-	-		968,854
Senior Vice President and Chief	2014	-	-		-	-	-	-		-
Financial Officer	2013	-	-		-	-	-	-		-
Siân Crouzet(6)	2015	132,691	-		-	249,600	49,953	-		432,244
Principal Financial Officer	2014	138,098	-		163,000	459,500	33,213	-		793,811
	2013	130,899	-		73,600	105,400	-	-		309,899
Phillandas T. Thompson	2015	288,400	-		-	832,000	86,520	19,600		1,226,520
General Counsel &	2014	280,000	-		163,000	873,050	48,000	-		1,364,050
Corporate Secretary	2013	29,167	-		-	417,000	-	-		446,167
Steven A. Lisi(7)	2015	150,520	-		-	-	-	3,132,493	(8)	3,283,013
Senior Vice President of	2014	412,000	-		81,500	919,000	-	12,000		1,424,500
Corporate & Business Dev.	2013	412,000	-		-	451,150	-	12,000		875,150
Scott A. Macke	2015	205,905	-		-	291,200	55,671	-		552,776
Vice President of	2014	196,100	-		163,000	459,500	25,000	-		843,600
Supply Chain & Operations	2013	155,833	50,000	(9)	73,600	99,900	-	-		379,333
David Monteith	2015	275,000	-		-	291,200	84,915	-		651,115
Vice President of	2014	52,885	-		40,750	1,010,900	-	-		1,104,535
Research & Dev.	2013	-	-		-	-	-	-		-

(1)	Represents salaries before any employee contributions under our 401(k) Plan.
(2)	Stock awards represent equity compensation for meeting Company and personal performance targets or for having signed an employment contract with the Company. Represents the grant date fair value computed by us for financial reporting purposes, computed in accordance with FASB ASC Topic 718. For a full description of the assumptions we use in computing these amounts, see Note 13 to our consolidated financial statements for the year ended December 31, 2015 which are included in our Original Form 10-K.
(3)	Option awards represent equity compensation for meeting Company and personal performance targets or for having signed an employment contract with the Company. Represents the grant date fair value computed by us for financial reporting purposes, computed in accordance with FASB ASC Topic 718. For a full description of the assumptions we use in computing these amounts, see Note 13 to our consolidated financial statements for the year ended December 31, 2015 which are included in our Original Form 10-K. The actual value a Named Executive Officer may receive depends on market prices and there can be no assurance that the amounts reflected in the Option Awards column will actually be realized. No gain to a named executive officer is possible without an appreciation in stock value after the date of grant.
(4)	Non-equity incentive plan compensation represents cash bonuses for meeting Company and personal performance targets.
(5)	See the All Other Compensation Table below.
(6)	Siân Crouzet was the Principal Financial Officer from January 1, 2015 until October 27, 2015.
(7)	Steven A. Lisi was the Senior Vice President of Corporate & Business Development from January 1, 2015 until April 7, 2015.
(8)	As shown in the All Other Compensation Table below, the amount consists principally of the value of stock options that were accelerated in connection with Mr. Lisi’s employment termination in April 2015.
(9)	The cash bonus for Scott Macke was awarded in respect of having filed and received regulatory approval on our Bloxiverz product under the FDA’s unapproved marketed drug program.

All Other Compensation Table

The table below reflects the types and dollar amounts of perquisites, additional compensation and other personal benefits provided to the named executive officers during fiscal year 2015. For purposes of computing the dollar amounts of the items listed below, we used the actual out-of-pocket costs to us of providing the perquisite or other personal benefit to the named executive officer.

Name and Principal Position	Year	Accelerated Stock Options		Cash Severance Payment	Medical Benefits (COBRA payments)	401K Match	Car Allowance	Personal Tax Preparation Fees	Total All Other Compensation ($)
Michael S. Anderson	2015	-		-	-	10,600	6,960	3,067	20,627
	2014	-		-	-	-	-	-	-
	2013	-		-	-	-	-	-	-
Phillandas T. Thompson	2015	-		-	-	10,600	9,000	-	19,600
	2014	-		-	-	-	-	-	-
	2013	-		-	-	-	-	-	-
Steven A. Lisi	2015	2,312,186	(1)	788,750	20,672	5,885	5,000	-	3,132,493
	2014	-		-	-	-	12,000	-	12,000
	2013	-		-	-	-	12,000	-	12,000

(1)	Represents the excess of the share price at the date of exercise over the exercise price with respect to Mr. Lisi’s stock options as to which the Company accelerated the exercise dates in connection with his termination of employment in April 2015.

Grants of Plan-Based Awards 2015

The following table presents information regarding grants of plan-based awards to the named executive officers during the year ended December 31, 2015

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(3)			All Other Stock Awards:
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Number of Shares of Stock or Units (#)	Exercise or Base Price of Option Awards	Grant Date Fair Value of Award ($)
Michael S. Anderson	12/10/2015	-	200,000	-	-	-	-	200,000	14.35	1,664,000
Michael F. Kanan	10/28/2015	-	(2)	-	-	-	-	100,000	16.21	935,000
Siân Crouzet	12/10/2015	-	26,538	-	-	-	-	30,000	14.35	249,600
Phillandas T. Thompson	12/10/2015	-	115,360	-	-	-	-	100,000	14.35	832,000
Steven A. Lisi		-	-	-	-	-	-	-	-	-
Scott A. Macke	12/10/2015	-	72,067	-	-	-	-	35,000	14.35	291,200
David Monteith	12/10/2015	-	110,000	-	-	-	-	35,000	14.35	291,200

(1)	The Compensation Committee has not established thresholds or maximum levels associated with non-equity incentive plan awards.

(2)	Mr. Kanan joined the Company in November 2015 and was not entitiled to a non-equity incentive plan award for 2015.

(3)	The Company did not grant any free shares in 2015.

The following table sets forth specified information concerning stock options stock awards for each of the named executive officers outstanding as of December 31, 2015

Outstanding Equity Awards at Fiscal Year-End 2015

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
		(1)	(1)			(2)		(2)
Michael S.	3/12/2012	275,000	0	6.93	3/12/2022	-		-
Anderson	2/1/2013	40,250	40,250	4.07	2/1/2023	-		-
	12/11/2014	50,000	150,000	16.30	12/11/2024	-		-
	12/11/2014	-	-	-	-	50,000		610,500
	12/10/2015	-	200,000	14.35	12/10/2025	-		-
Michael F. Kanan	10/28/2015	-	100,000	16.21	10/28/2025	-		-
Siân	2/1/2013	5,000	5,000	4.07	2/1/2023	-		-
Crouzet	12/12/2013	10,000	10,000	7.36	12/12/2023	-		-
	12/11/2014	12,500	37,500	16.3	12/11/2024	-		-
	12/11/2014	-	-	-	-	10,000	(3)	122,100
	12/10/2015	-	30,000	14.35	12/10/2025	-		-
Phillandas T.	12/12/2013	50,000	50,000	7.36	12/12/2023	-		-
Thompson	12/11/2014	23,750	71,250	16.30	12/11/2024	-		-
	12/11/2014	-	-			10,000		122,100
	12/10/2015	-	100,000	14.35	12/10/2025	-		-
Steven A. Lisi	12/10/2012	-	-	-	-	2,500		30,525
Scott A.	12/10/2012	-	-	-	-	7,000		85,470
Macke	2/1/2013	3,750	3,750	4.07	2/1/2023	-		-
	12/12/2013	10,000	10,000	7.36	12/12/2023	-		-
	12/12/2013	-	-	-	-	10,000		122,100
	12/11/2014	12,500	37,500	16.30	12/11/2024	-		-
	12/11/2014	-	-	-	12/11/2024	10,000		122,100
	12/10/2015	-	35,000	14.35	12/10/2025	-		-
David	12/11/2014	27,500	82,500	16.30	12/11/2024	-		-
Monteith	12/11/2014	-	-	-	-	2,500		30,525
	12/10/2015	-	35,000	14.35	12/10/2025	-		-

(1)	Options become exercisable as to 25% of the ADSs on each of the first four anniversaries after the applicable grant date.

(2)	Stock awards become vested on the fourth anniversary of the grant date for U.S. residents. In addition, if the beneficiary remains an employee of the Company at the second anniversary of the grant date, the beneficiary may take claim to the shares on the fourth anniversary period even if the beneficiary is not employed with the Company after the second anniversary.

(3)	Because Siân Crouzet is a resident of France, her stock awards become vested on the second anniversary of the grant date.

The following table sets forth specified information concerning exercises of stock options and stock awards vesting for each of the named executive officers outstanding as of December 31, 2015.

Options Exercised and Stock Vested During Fiscal Year 2015

		Option Awards		Stock Awards
Name	Grant Date	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)
Michael S. Anderson	12/10/2012	-	-	35,250	573,517
Michael F. Kanan	-	-	-	-	-
Siân Crouzet	9/15/2015	49,990	378,867	-	-
	12/12/2013	-	-	10,000	139,000
Phillandas T. Thompson	-	-	-	-	-
Steven A. Lisi	7/27/2012	275,000	5,336,720	-	-
	2/1/2013	25,000	515,963	-	-
	12/12/2013	95,000	1,708,273	-	-
	12/11/2014	100,000	773,000	-	-
Scott A. Macke	-	-	-	-	-
David Monteith	-	-	-	-	-

Employment Agreements

We have written employment agreements with each of our Named Executive Officers other than Siân Crouzet and Steven A. Lisi. Each employment agreement provides that the individual’s employment will continue until either we or the Named Executive Officer provides written notice of termination in accordance with the terms of the agreement. In addition, each of these agreements prohibit the Named Executive Officer from disclosing confidential information and competing with us during the term of their employment with the Company and for a specified time period thereafter. The employment agreement also contains customary non-solicitation and non-disparagement provisions. Under the terms of their respective employment agreements, each of the Named Executive Officers is entitled to receive an annual base salary, subject to annual review, an annual cash incentive and an annual equity award, each component of which is subject to the discretion of our board.

Payments upon Termination of Employment or Change in Control

Michael S. Anderson. The employment agreement with Mr. Anderson provides for the payment of certain benefits upon separation of employment from the Company for any reason other than for cause. In the event of such a termination, Mr. Anderson will be entitled to a severance indemnity of $550,030 upon execution and effectiveness of a release of claims.

Other Named Executive Officers. In employment agreements with Mr. Thompson and Mr. Kanan, they are entitled to certain benefits in the event that their employment with the Company is terminated in a change-in-control of the Company, or for “Good Reason” or for any other reason other than for cause. In the employment agreements, “Good Reason” means: (i) the failure of the Company to timely pay to the Executive any compensation owed to him under this Agreement; (ii) the Company’s diminution in the Executive’s duties in any material respect or the Company’s assignment to the Executive of duties that are materially inconsistent with the duties stated in this Agreement; (iii) the relocation of the Company’s offices of the Executive’s employment more than sixty (60) miles outside the greater St. Louis metropolitan area; (iv) a material breach by the Company of this Agreement; (v) the failure of the Company to have this Agreement assumed in full by any successor in the case of any merger, consolidation, or sale of all or substantially all of the assets of the Company. Upon such a termination, Mr. Thompson and Mr. Kanan are entitled to receive: (1) base salary for a period of 12 months; (2) payment of monthly COBRA health insurance premiums for up to 12 months; and in the case of a termination in connection with a change-in-control of the Company; (3) a lump-sum payment equal to one hundred percent (100%) of the higher of: (A) the greater of (x) their target bonus as in effect for the fiscal year in which the change in control occurs or (y) s their target bonus as in effect for the fiscal year in which their termination of employment occurs; or (B) their actual bonus for performance during the calendar year prior to the calendar year during which the termination of employment occurs; and (4) the immediate vesting of 100% of their outstanding and unvested stock options.

In the employment agreements with Mr. Macke, in the event his employment with the Company is terminated for any reason other than for cause, he is entitled to severance benefits equal to (1) base salary for a period of 6 months and (2) payment of monthly COBRA health insurance premiums for up to 6 months.

In the employment agreement with Mr. Monteith, in the event his employment with the Company is terminated for any reason other than for cause, he is entitled to severance benefits equal to (1) base salary for a period of 12 months and (2) payment of monthly COBRA health insurance premiums for up to 12 months.

The benefits provided are designed to protect earned benefits in the case that one or more of our Named Executive Officer is terminated without cause or as a result of a change in control of the Company, in order to encourage our Named Executive Officers to act in the best interests of the shareholders at all times during the course of a change in control transaction or other significant event involving our Company.

The following tables set forth information regarding potential payments that each Named Executive Officer would have received if the Named Executive Officer’s employment had terminated as of December 31, 2015 under the circumstances set forth below.

Termination Without Cause

Name	Cash Payment	Value of Benefits
Michael S. Anderson	$555,030	-
Michael F. Kanan	$325,000	22,602
Phillandas T. Thompson	$288,400	5,886
David Monteith	$275,000	22,602
Scott A. Macke	$102,953	10,638
Steve A Lisi	$-	-
Siân Crouzet	$-	-

Termination Without Cause in connection

With a Change-in-Control of the Company

Name	Cash Payment	Value of Benefits	Acceleration of Option Awards (1)
Michael S. Anderson	$555,030	-	-
Michael F. Kanan	$455,000	22,602	-
Phillandas T. Thompson	$403,760	5,886	242,500
David Monteith	$275,000	22,602	-
Scott A. Macke	$102,953	10,638	-
Steve A Lisi	$-	-	-
Siân Crouzet	$-	-	-

(1)	Option awards for which the exercise price is higher than the market value of the underlying shares as of December 31, 2015 are not included as part of the acceleration value.

Director Compensation

We compensate our non-executive directors with a basic cash fee plus supplementary fees to chairpersons and for meeting attendance. The amount of each component of such director cash compensation may change from year to year, and is generally established by the Board of Directors in conjunction with our annual general meeting of shareholders for the period until the next annual general meeting. The cash fees we pay under these policies must stay within an aggregate maximum limit on cash fees paid to our directors during any calendar year which is approved by our shareholders at each annual general meeting. In June 2015, the director cash fees were established as follows for the period until our annual general shareholders meeting in 2016: €32,750 per each non-executive director; supplementary fees of €40,000 to Ambassador Craig Stapleton as the Chairman of the Board of Directors, €20,000 to Mr. Guillaume Cerutti as the Chair of the Audit Committee, €10,000 to Dr. Francis Fildes as the Chair of the Compensation Committee, and €10,000 to Mr. Ben Van Assche as the Chair of the Nomination and Corporate Governance Committee; and meeting attendance fees of €2,000 per meeting attended in person or telephonically up to a limit of €16,000. In addition, at our extraordinary general meeting of shareholders during 2015, our shareholders approved the allocation and issuance of warrants to purchase 349,996 of our ADSs to our directors, which were distributed as described in footnote (1) to the “Director Compensation” table below.

The following table presents information relating to total compensation of our directors for the year ended December 31, 2015. The following table does not present information for Mr. Anderson, our Chief Executive Officer and President, who did not receive additional compensation as a director in 2015 and whose compensation is included in the Summary Compensation Table elsewhere in this Amendment.

Director Compensation

Name (1)	Fees Earned or Paid in Cash($) (1)(2)	Stock Awards ($) (1)	Total Compensation ($)
Ambassador Craig R. Stapleton	$96,298	$785,734	$882,032
Guillaume Cerutti	$74,097	$162,000	$236,097
Francis J.T. Fildes	$62,996	$285,798	$348,793
Christophe Navarre	$51,895	$296,603	$348,498
Benoit Van Assche	$62,996	$271,751	$334,747

(1)	During 2015, each of the non-employee directors with the exception of Mr. Cerutti opted to use their fees earned or paid in cash to acquire all of the warrants allocated to them as detailed below; Mr. Cerutti elected to acquire warrants to purchase 25,000 ADSs instead of the full amount of 70,469 ADSs allocated to him for this purpose. The subscription price per warrant was equal to 10% of the 20-day average of the closing prices of Flamel ADSs prior to June 26, 2015 and amounted to €1.80 per warrant. These warrants allow each director to purchase ADSs at an exercise price of $21.67 per ADS during the period from June 26, 2016 through June 26, 2019. The total numbers of ADSs that were purchased pursuant to such warrants are as follows: 117,449 for Mr. Stapleton, 25,000 for Mr. Cerutti, 54,026 Dr. Fildes, 54,026 for Mr. Navarre and 54,026 for Mr. Van Assche. The values of these warrants were computed as of the applicable grant dates using the Black-Scholes option pricing model in accordance with FASB Topic ASC 718.

(2)	Fees earned or paid in cash were translated to U.S. Dollars at the rate of 1.11006 U.S. Dollars per Euro.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our issued and outstanding Common Stock by (i) each person who is known by the Company to own beneficially more than five percent of the outstanding ordinary shares, (ii) each of our Named Executive Officers of the Company (as defined in “ – Item 11. Executive Compensation – Compensation Discussion and Analysis”), (iii) each director and director nominee of the Company and (iv) all directors and executive officers as a group. Except as otherwise indicated in the footnotes below, such information is provided as of the most recent practicable date, April 15, 2016. According to SEC rules, a person is the "beneficial owner" of securities if he or she has or shares the power to vote them or to direct their investment or has the right to acquire beneficial ownership of such securities within 60 days through the exercise of an option, warrant or right, the conversion of a security or otherwise.

Name and Address of Beneficial Owners(1)	Amount of Beneficial Ownership(2)	Percentage of Class(2)

>5% Shareholders:
Deerfield Mgmt, L.P.(3) 780 Third Avenue New York, New York 10017	7,372,809	16.55%

Broadfin Capital, LLC(4) 300 Park Avenue, 25th Floor New York, New York 10022	4,394,464	10.66%

Janus Capital Management LLC(5) 51 Detroit Street Denver, Colorado 80206	4,318,315	10.47%

Bank of New York Mellon Corp.(6) 225 Liberty Street New York, New York 10286	2,619,872	6.35%
Directors, Director Nominees and Named Executive Officers:
Craig R. Stapleton(7)	582,450	1.41%
Michael S. Anderson(8)	464,625	1.12%
Guillaume Cerutti(9)	155,000	*
Francis J.T. Fildes(10)	76,000	*
Christophe Navarre(11)	46,000	*
Benoit Van Assche(12)	46,000	*
Phillandas T. Thompson(13)	83,750	*
Michael F. Kanan	-	*
David Monteith(14)	27,500	*
Scott A. Macke	-	*
Steven A. Lisi	-	*
Siân Crouzet	-	*
All directors and executive officers as a group (13 persons)	1,484,325	3.53%

* Represents beneficial ownership of less than 1% of our outstanding ordinary shares.

(1)	Except as stated in the table above or the footnotes below, the address of the named person is c/o Flamel Technologies S.A., Parc Club du Moulin à Vent, 33, avenue du Docteur Georges Levy, Vénissieux, France 69200.

(2)	Unless otherwise stated in the footnotes to this table, we believe that each of the shareholders named in this table has sole voting and investment power with respect to the ordinary shares indicated as beneficially owned. Ownership percentages are based on 41,241,254 ordinary shares outstanding on April 15, 2016. The number of shares beneficially owned includes ordinary shares issuable pursuant to the exercise of stock options or warrants that are exercisable and “free shares,” if any, that will vest within 60 days of April 15, 2016. Ordinary shares issuable pursuant to the exercise of stock options or warrants that are exercisable and “free shares,” if any, that will vest within 60 days of April 15, 2016 are deemed to be outstanding and beneficially owned by the person to whom such shares are issuable for the purpose of computing the percentage ownership of that person, but they are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3)	This information in the table and in this footnote is based on a Schedule 13G/A filed with the SEC on March 22, 2016 by Deerfield Mgmt, L.P., Deerfield Special Situations Fund, L.P., Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Management Company, L.P., Breaking Stick Holdings, LLC and James E. Flynn. According to the Schedule 13G/A, Deerfield Mgmt, L.P. and James E. Flynn share voting and dispositive power with respect to (i) an aggregate of 4,072,809 ordinary shares, consisting of (A) 1,183,614 ordinary shares held by Deerfield Special Situations Fund, L.P., of which Deerfield Mgmt, L.P. is general partner, (B) 1,346,365 ordinary shares held by Deerfield Private Design Fund II, L.P., of which Deerfield Mgmt, L.P. is general partner, and (C) 1,542,830 shares held by Deerfield Private Design International II, L.P., of which Deerfield Mgmt, L.P. is general partner, and (ii) ordinary shares underlying warrants to purchase an aggregate of 3,300,000 ADSs held by Breaking Stick Holdings, LLC, of which is Deerfield Management Company, L.P. is the manager and Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. are members. The provisions of the warrants restrict the exercise of such warrants to the extent that, upon such exercise, the number of shares then beneficially owned by the holder and its affiliates and any other person or entities with which such holder would constitute a Section 13(D) “group” would exceed 9.985% of the total number of shares of the Company then outstanding (the “Ownership Cap”). Notwithstanding the number of shares reported, each of Deerfield Mgmt, L.P., Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Management Company, L.P., Breaking Stick Holdings, LLC and James E. Flynn disclaims beneficial ownership of the ordinary shares underlying such warrants to the extent beneficial ownership of such ordinary shares would cause all reporting persons filing such Schedule 13G/A, in the aggregate, to exceed the Ownership Cap. Deerfield Management Company, L.P. is the investment advisor to Deerfield Special Situations Fund, L.P., Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P.

(4)	The information in the table and in this footnote is based on a Schedule 13G/A filed with the SEC on February 2, 2016 by Broadfin Capital, LLC, Broadfin Healthcare Master Fund, Ltd. and Kevin Kotler, each of whom shares voting and dispositive power with respect to an aggregate of 4,394,464 of the Company’s ordinary shares. Broadfin Capital, LLC and Kevin Kotler each disclaims beneficial ownership of such ordinary shares except to the extent of their pecuniary interest therein.

(5)	The information in the table and in this footnote is based on a Schedule 13G filed with the SEC on January 1, 2016 by Janus Capital Management LLC. Janus Capital Management LLC has a direct 96.81% ownership stake in INTECH Investment Management (“INTECH”) and a direct 100% ownership stake in Perkins Investment Management LLC (“Perkins”), and as a result of their ownership structure, holdings for Janus Capital Management LLC, Perkins and INTECH are aggregated for purposes of such Schedule 13G/A. Janus Capital Management LLC, Perkins and INTECH are registered investment advisers, each furnishing investment advice to various investment companies registered under Section 8 of the Investment Company Act of 1940 and to individual and institutional clients (“Managed Portfolios”). As a result of its role as investment adviser or sub-adviser to the Managed Portfolios, Janus Capital Management LLC may be deemed to be the beneficial owner of 4,318,315 ordinary shares of the Company held by such Managed Portfolios. However, Janus Capital Management LLC does not have the right to receive any dividends from, or the proceeds from the sale of, the securities held in the Managed Portfolios and disclaims any ownership associated with such rights. The Managed Portfolios have the right to receive all dividends from, and the proceeds from the sale of, the securities held in their respective accounts. The interest of any one such person does not exceed 5% of the Company’s outstanding ordinary shares.

(6)	The information in the table and in this footnote is based on a Schedule 13G filed with the SEC on January 1, 2016 by The Bank of New York Mellon Corp (“BNY Mellon”). BNY Mellon shares beneficial ownership with the following subsidiaries: The Bank of New York Mellon, BNY Mellon, National Association, The Boston Company Asset Management LLC, The Dreyfus Corporation (parent holding company of MBSC Securities Corporation), and MAM (MA) Holding Trust (parent holding company of Standish Mellon Asset Management Company LLC; The Boston Company Asset Management LLC). All of the ordinary shares are beneficially owned by BNY Mellon and such subsidiaries in their various fiduciary capacities. As a result, another entity in every instance is entitled to dividends or proceeds of sale.

(7)	Includes warrants to purchase ADSs with respect to 100,000 ordinary shares.

(8)	Includes options to purchase ADSs with respect to 385,375 ordinary shares.

(9)	Includes warrant to purchase ADSs with respect to 105,000 ordinary shares.

(10)	Includes warrant to purchase ADSs with respect to 46,000 ordinary shares.

(11)	Represents warrant to purchase ADSs with respect to 46,000 ordinary shares.

(12)	Represents warrant to purchase ADSs with respect to 46,000 ordinary shares.

(13)	Includes options to purchase ADSs with respect to 73,750 ordinary shares.

(14)	Includes options to purchase ADSs with respect to 27,500 ordinary shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In March 2012, we acquired, through our wholly owned subsidiary Flamel US, all of the membership interests of Éclat from Éclat Holdings, an affiliate of our largest shareholder Deerfield, for consideration primarily consisting of a $12 million senior, secured six-year note that is guaranteed by us and our subsidiaries and secured by the equity interests and assets of Éclat, two warrants to purchase a total of 3,300,000 ADSs of Flamel and commitments to make earnout payments of 20% of any gross profit generated by certain Éclat products and 100% of the gross profit generated by our former product Hycet®, which we sold in 2013, up to a maximum of $1 million. Upon closing of the acquisition, Mr. Anderson, the Chief Executive Officer of Éclat, was appointed Chief Executive Officer of Flamel. Mr. Anderson retains a minority interest in Éclat Holdings, renamed Breaking Stick, and does not have the ability to control this entity by virtue of his minority interest. The senior secured note was repaid in full in March 2014 using the net proceeds from our public sale of ADSs.

On February 4, 2013, we entered into a Facility Agreement (the “Deerfield Facility”), through Flamel US with Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. (together, the “Deerfield Entities”) providing for debt financing of $15 million by the Deerfield Entities (the “Loan”). The loan was repaid in full in March 2014 using the net proceeds from our public sale of ADSs.

The Deerfield Facility was subject to certain limitations, and allowed us to use the funds for working capital, including continued investment in our R&D projects. Interest accrued at 12.5% per annum to be paid quarterly in arrears, commencing on April 1, 2013, and on the first business day of each July, October, January and April thereafter. Pursuant to the Deerfield Facility, we were required to pay the Deerfield Entities a fee of $112,500 for entering into the transaction and to reimburse the Deerfield Entities for legal costs and expenses incurred in effecting the transaction.

In conjunction with our entry in the Deerfield Facility, Éclat entered into a Royalty Agreement with Horizon Santé FLML, Sarl and Deerfield Private Design Fund II, L.P., both affiliates of the Deerfield Entities (together, “Deerfield PDF/Horizon”). The Royalty Agreement provides for Éclat to pay Deerfield PDF/Horizon 1.75% of the net sales price of the products sold by us and any of our affiliates until December 31, 2024, with royalty payments accruing daily and paid in arrears for each calendar quarter during the term of the Royalty Agreement. The Royalty Agreement requires Éclat to take all commercially reasonable efforts to obtain the necessary regulatory approvals to sell the products in the United States and to market the Products after receiving such approvals.

We have also entered into a Security Agreement dated February 4, 2013 with Deerfield PDF/Horizon, whereby Deerfield PDF/Horizon was granted a security interest in the intellectual property and regulatory rights related to the products to secure the obligations of Éclat and Flamel US, including the full and prompt payment of royalties to Deerfield PDF/Horizon under the Royalty Agreement.

As of December 3, 2013, we and certain of our U.S. subsidiaries entered into a Facility Agreement (the “Broadfin Facility”) with Broadfin Healthcare Master Fund, Ltd. (“Broadfin”) providing for loans by Broadfin in an aggregate amount not to exceed $15.0 million. The loans under the Facility and the obligations under the Royalty agreement (see below) were secured by a first priority security interest in intellectual property associated with our Medusa technology and a junior lien on substantially all of the assets of the borrowers, which were previously pledged in connection with the Deerfield Facility, the Royalty Agreement and the notes issued in connection with the Éclat acquisition. In addition, we have agreed to grant a junior lien on certain equipment located in France, if such equipment is pledged under the Deerfield Facility and/or the Éclat note.

Under the terms of the Broadfin Facility, upon closing Broadfin made an initial loan of $5.0 million and we had the ability to request, at any time prior to August 15, 2014, up to two additional loans in the amount of $5.0 million each, with funding subject to certain specified conditions. Loans under the Facility were scheduled to mature upon the earlier to occur of (i) January 31, 2017 and (ii) the repayment in full of all outstanding amounts under the Deerfield Facility, but in no event prior to November 15, 2015. We had the ability to prepay the outstanding loans under the Broadfin Facility at any time, without prepayment penalty and the full $5.0 million outstanding was subsequently repaid using a portion of the net proceeds from our public sale of ADSs in March 2014. Prior to repayment, interest accrued on the loan under the Broadfin Facility at a rate of 12.5% per annum, payable quarterly in arrears, commencing on January 1, 2014.

In connection with entering into the Broadfin Facility, we also entered into a Royalty Agreement with Broadfin, dated as of December 3, 2013 (the “Broadfin Royalty Agreement”). Pursuant to the Broadfin Royalty Agreement, we are required to pay a royalty of 0.834% on the net sales of certain products sold by Éclat Pharmaceuticals, LLC and any of its affiliates until December 31, 2024.

On February 8, 2016, Flamel S.A. acquired FSC Holdings, LLC, together with its wholly owned subsidiaries FSC Pediatrics, Inc., FSC Therapeutics, LLC, and FSC Laboratories, Inc. from Deerfield CSF, LLC, an affiliate of Deerfield Management, a major shareholder of Flamel S.A. FSC is a Charlotte, NC-based specialty pharmaceutical company that markets three pediatric pharmaceutical products indicated for infection, allergy, gastroesophageal disease (GERD), and a medical device for the administration of aerosolized medication using pressurized Metered Dose Inhalers (pMDIs) for the treatment of asthma. Under the terms of the acquisition, Flamel S.A. will pay $1.05 million annually for five years and will make a final payment in January 2021 of $15.0 million. Flamel S.A. will also pay Deerfield a 15% royalty per annum on net sales of the current FSC products, up to $12.5 million for a period not exceeding ten years.

Policies and procedures for related person transactions

Our Board has adopted a policy with respect to related person transactions. This policy governs the review, approval or ratification of covered related person transactions. The Audit Committee of our Board manages this policy.

For purposes of this policy, a “related person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we (or any of our subsidiaries) were, are or will be a participant, and the amount involved exceeds $120,000 and in which any related person had, has or will have a direct or indirect interest. For purposes of determining whether a transaction is a related person transaction, the Audit Committee relies upon Item 404 of Regulation S-K, promulgated under the Securities Exchange Act of 1934, as amended.

A “related person” is defined as:

•	Any person who is, or at any time since the beginning of our last fiscal year was, one of our directors or executive officers or a nominee to become one of our directors;

•	Any person who is known to be the beneficial owner of more than five percent of any class of our voting securities;

•	Any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of the director, executive officer, nominee or more than five percent beneficial owner, and any person (other than a tenant or employee) sharing the household of such director, executive officer, nominee or more than five percent beneficial owner; and

•	Any firm, corporation, or other entity in which any of the foregoing persons is employed or is a general partner or principal or in a similar position or in which such person has a ten percent or greater beneficial ownership interest.

The policy generally provides that we may enter into a related person transaction only if:

•	the Audit Committee pre-approves such transaction in accordance with the guidelines set forth in the policy,

•	the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party and the Audit Committee (or the chairperson of the Audit Committee) approves or ratifies such transaction in accordance with the guidelines set forth in the policy,

•	the transaction is approved by the disinterested members of the Board, or

•	the transaction involves compensation approved by the Compensation Committee of the Board.

In the event a related person transaction is not pre-approved by the Audit Committee and our management determines to recommend such related person transaction to the Audit Committee, such transaction must be reviewed and by the Audit Committee. After review, the Audit Committee will approve or disapprove such transaction. When our Senior Vice President and General Counsel, in consultation with our Chief Executive Officer or our Chief Financial Officer, determines that it is not practicable or desirable for us to wait until the next Audit Committee meeting, the chairperson of the Audit Committee possesses delegated authority to act on behalf of the Audit Committee. The Audit Committee (or the chairperson of the Audit Committee) may approve only those related person transactions that are in, or not inconsistent with, our best interests and the best interests of our shareholders, as the Audit Committee (or the chairperson of the Audit Committee) determines in good faith.

The Audit Committee has determined that certain types of related person transactions are deemed to be pre-approved by the Audit Committee. Our related person transaction policy provides that the following transactions, even if the amount exceeds $120,000 in the aggregate, are considered to be pre-approved by the Audit Committee:

•	any employment of certain named executive officers that would be publicly disclosed;

•	director compensation that would be publicly disclosed;

•	transactions with other companies where the related person’s only relationship is as a director or owner of less than ten percent of said company (other than a general partnership), if the aggregate amount involved does not exceed the greater of $200,000 or five percent of that company’s consolidated gross revenues;

•	transactions where all shareholders receive proportional benefits;

•	transactions involving competitive bids;

•	transactions with a related person involving the rendering of services at rates or charges fixed in conformity with law or governmental authority; and

•	transactions with a related person involving services as a bank depositary of funds, transfer agent, registrar, trustee under a trust indenture or similar services.

In addition, the Audit Committee will review the policy at least annually and recommend amendments to the policy to the Board from time to time.

The policy provides that all related person transactions will be disclosed to the Audit Committee, and all material related person transactions will be disclosed to the Board. Additionally, all related person transactions requiring public disclosure will be properly disclosed, as applicable, on our various public filings.

The Audit Committee will review all relevant information available to it about the related person transaction. The policy provides that the Audit Committee may approve or ratify the related person transaction only if the Audit Committee determines that, under all of the circumstances, the transaction is in, or is not inconsistent with, our best interests. The policy provides that the Audit Committee may, in its sole discretion, impose such conditions as it deems appropriate on us or the related person in connection with approval of the related person transaction.

Item 14. Principal Accounting Fees and Services

The following is a summary of the fees billed to Flamel by PricewaterhouseCoopers Audit for professional services rendered for the years ended December 31, 2014 and 2015:

Fee Category	2014 Fees ($)	2015 Fees ($)
Audit Fees	543,369	1,017,925
Audit-Related Fees	105,618	8,325
Tax Fees
All Other Fees		15,152
Total Fees	648,987	1,041,402

Audit Fees

Consists of fees billed for professional services rendered in connection with the audit of the Company’s consolidated financial statements, review of the interim consolidated financial statements included in quarterly reports and review of internal controls over financial reporting for the years ended December 31, 2015 and 2014.

Audit-Related Fees

Consists of fees billed for other audit-related services.

Tax Fees

Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

All Other Fees

Fees billed in connection with certain accounting-related issues.

Audit Committee’s Pre-Approval Policies and Procedures

Our Audit Committee recommends our independent auditors to audit our financial statements, with such recommendation acted upon by our Board of Directors.

The Audit Committee maintains a policy requiring management to obtain the Committee’s approval before engaging our independent auditors to provide any other audit or permitted non-audit services to us or our subsidiaries. Pursuant to this policy, which is designed to assure that such engagements do not impair the independence of our auditors, the Audit Committee annually pre-approves, in accordance with an audit plan, specific audit and non-audit services in the categories Audit Service, Audit-Related Services, Tax Consulting Services, and Other Services that may be performed by our auditors. All of the fees to the principal accountants were approved by the Audit Committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X in 2005. Our Principal Financial Officer reviews all individual management requests to engage our auditors as a service provider in accordance with this policy and, if the requested services are permitted pursuant to the audit plan approved by the Audit Committee and are less than €10,000, approves the request accordingly. In the event of a request for services pursuant to the audit plan in excess of €10,000 and less than €20,000, the Chairman of the Audit Committee approves the request. Any services in excess of €20,000 are to be pre-approved by the Audit Committee. We inform the Audit Committee about all approvals made by the Principal Financial Officer or Chairman of the Audit Committee at the following Audit Committee meeting. The chairman of our Audit Committee is not permitted to approve any engagement of our auditors if the services to be performed either fall into a category of services that are not permitted by applicable law or the services would be inconsistent with maintaining the auditors’ independence.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

Exhibit
Number	Description
31.3	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
31.4	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Flamel Technologies S.A. has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on April 29, 2016.

FLAMEL TECHNOLOGIES S.A.

Dated: April 29, 2016
	By:	/s/ Michael S. Anderson
Name: Michael S. Anderson Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael S. Anderson	Chief Executive Office (Principal	April 29, 2016
Michael S. Anderson	Executive Officer) and Director

/s/ Michael F. Kanan	Chief Financial Officer (Principal	April 29, 2016
Michael F. Kanan	Financial Officer)

/s/ David P. Gusky	Corporate Controller (Principal	April 29, 2016
David P. Gusky	Accounting Officer)

*	Director	April 29, 2016
Craig R. Stapleton

*	Director	April 29, 2016
Guillaume Cerutti

*	Director	April 29, 2016
Francis J.T. Fildes

*	Director	April 29, 2016
Benoit Van Assche

*	Director	April 29, 2016
Christophe Navarre

* By:	/s/ Michael S. Anderson
Michael S. Anderson as Attorney-in-Fact