Form 10-Q
period 2016-06-30
FLAMEL TECHNOLOGIES SA
filed 2016-08-15
CIK 1012477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

———————

FLAMEL TECHNOLOGIES S.A.

(Exact name of registrant as specified in its charter)

———————

Republic of France	000-28508	98-0639540
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

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

The number of shares of the registrant’s common stock outstanding at August 3, 2016 was 41,241,254.

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FLAMEL TECHNOLOGIES S.A.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF LOSS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Product sales and services	$38,165	$48,602	$73,518	$81,128
License and research revenue	693	-	1,556	-
Total	38,858	48,602	75,074	81,128
Operating expenses:
Cost of products and services sold (excluding intangible asset amortization below)	3,907	2,756	7,813	6,386
Research and development expenses	7,604	7,204	12,992	13,226
Selling, general and administrative expenses	11,290	5,873	20,751	10,336
Intangible asset amortization	3,702	3,139	7,216	6,282
Changes in fair value of related party contingent consideration	23,898	32,000	32,141	37,254
Total	50,401	50,972	80,913	73,484
Operating income (loss)	(11,543)	(2,370)	(5,839)	7,644
Investment income, net	390	310	590	974
Interest expense, net	(263)	-	(438)	-
Other expense - changes in fair value of related party payable	(2,773)	(2,726)	(4,307)	(2,985)
Foreign exchange gain (loss)	1,680	(3,565)	(1,261)	7,936
Income (loss) before income taxes	(12,509)	(8,351)	(11,255)	13,569
Income tax provision	7,449	8,507	14,761	17,214
Net loss	$(19,958)	$(16,858)	$(26,016)	$(3,645)

Net loss per share - basic	$(0.48)	$(0.42)	$(0.63)	$(0.09)
Net loss per share - diluted	$(0.48)	$(0.42)	$(0.63)	$(0.09)

Weighted average number of shares outstanding - basic	41,241	40,353	41,241	40,281
Weighted average number of shares outstanding - diluted	41,241	40,353	41,241	40,281

See accompanying notes to condensed consolidated financial statements.

FLAMEL TECHNOLOGIES S.A.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net loss	$(19,958)	$(16,858)	$(26,016)	$(3,645)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(2,457)	5,262	2,360	(11,387)
Unrealized gain (loss) on marketable securities, net of ($73), $0, ($158), $0 tax	528	(356)	1,447	-
Total other comprehensive income (loss), net of tax	(1,929)	4,906	3,807	(11,387)
Total comprehensive loss	$(21,887)	$(11,952)	$(22,209)	$(15,032)

See accompanying notes to condensed consolidated financial statements.

FLAMEL TECHNOLOGIES S.A.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30,	December 31,
	2016	2015

ASSETS
Current assets:
Cash and cash equivalents	$23,899	$65,064
Marketable securities	130,964	79,738
Accounts receivable (net of allowance of $35 at both June 30, 2016 and December 31, 2015)	9,488	7,487
Inventories	3,640	3,666
Research and development tax credit receivable	-	2,382
Prepaid expenses and other current assets	9,657	8,064
Total current assets	177,648	166,401
Property and equipment, net	3,104	2,616
Goodwill	18,669	18,491
Intangible assets, net	29,209	15,825
Research and development tax credit receivable	4,034	-
Income tax deferred charge	11,381	11,581
Other	5,661	167
Total assets	$249,706	$215,081

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$283	$434
Current portion of long-term related party payable	29,500	25,204
Accounts payable	7,043	5,048
Deferred revenue	3,820	5,121
Accrued expenses	10,592	9,308
Income taxes	6,286	-
Other	664	133
Total current liabilities	58,188	45,248
Long-term debt, less current portion	788	684
Long-term related party payable, less current portion	136,021	97,489
Other	2,871	2,526
Total liabilities	197,868	145,947

Shareholders' equity:
Ordinary shares, nominal value of 0.122 euro per share; 53,178 shares authorized; 41,241 issued and outstanding at June 30, 2016 and December 31, 2015	6,331	6,331
Additional paid-in capital	368,897	363,984
Accumulated deficit	(304,540)	(278,524)
Accumulated other comprehensive loss	(18,850)	(22,657)
Total shareholders' equity	51,838	69,134
Total liabilities and shareholders' equity	$249,706	$215,081

See accompanying notes to condensed consolidated financial statements.

FLAMEL TECHNOLOGIES S.A.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(26,016)	$(3,645)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,681	6,531
Loss on disposal of property and equipment	110	-
Loss on sale of marketable securities	455	225
Unrealized exchange loss (gain)	1,261	(7,315)
Grants recognized in research and development expenses and operating income	(70)	(1,086)
Remeasurement of related party acquisition-related contingent consideration	32,141	37,254
Remeasurement of related party financing-related contingent consideration	4,307	2,985
Change in deferred tax and income tax deferred charge	(5,028)	3,442
Stock-based compensation expense	4,913	4,152
Increase (decrease) in cash from:
Accounts receivable	(1,689)	467
Inventories	2,345	1,175
Prepaid expenses and other current assets	546	(1,876)
Research and development tax credit receivable	(1,630)	3,807
Accounts payable & other current liabilities	(348)	2,194
Deferred revenue	(1,461)	(1,314)
Accrued expenses	777	(614)
Accrued income taxes	6,285	(7,636)
Earn-out payments for related party contingent consideration in excess of acquisition-date fair value	(7,769)	-
Royalty payments for related party payable in excess of original fair value	(1,159)	-
Other long-term assets and liabilities	270	555
Net cash provided by operating activities	15,921	39,301

Cash flows from investing activities:
Purchases of property and equipment	(760)	(659)
Acquisitions of businesses	161	-
Proceeds from sales of marketable securities	26,013	21,196
Purchase of marketable securities	(75,528)	(31,093)
Net cash used in investing activities	(50,114)	(10,556)

Cash flows from financing activities:
Earn-out payments for related party contingent consideration	(6,572)	(6,118)
Royalty payments for related party payable	(816)	(888)
Repayment of debt	-	(4,903)
Reimbursement of conditional grants	-	(615)
Cash proceeds from issuance of ordinary shares and warrants	-	1,652
Net cash used in financing activities	(7,388)	(10,872)

Effect of exchange rate changes on cash and cash equivalents	416	(2,397)

Net increase (decrease) in cash and cash equivalents	(41,165)	15,476
Cash and cash equivalents at January 1	65,064	39,760
Cash and cash equivalents at June 30	$23,899	$55,236

See accompanying notes to condensed consolidated financial statements.

FLAMEL TECHNOLOGIES S.A.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 1 : Summary of Significant Accounting Policies

Nature of Operations. Flamel Technologies S.A. (“Flamel,” the “Company,” “we” or “us”) is organized as a Société Anonyme, a form of corporation under the laws of The Republic of France. The Company was founded in 1990. Flamel is a specialty pharmaceutical company utilizing core competencies in drug delivery and formulation development to create safer and more efficacious pharmaceutical products to address unmet medical needs and/or reduce overall healthcare costs. The Company has a business model consisting of:

•	an Unapproved Marketed Drugs (“UMDs”) business with two approved products in the United States, Bloxiverz® (neostigmine methylsulfate injection) and Vazculep® (phenylephrine hydrochloride injection) that are currently marketed, a third product, Akovaz® (ephedrine sulphate injection) for which we obtained FDA approval on April 29, 2016 and which we intend to begin marketing in the third quarter of 2016, and a fourth product currently being studied by us for possible submission for review by the FDA. The UMD business was obtained through the acquisition of Éclat Pharmaceuticals, LLC’s (or “Éclat”) on March 13, 2012,

•	a branded pediatric specialty pharmaceutical business, with three FDA approved products and one FDA approved medical device, acquired through the acquisition of FSC Laboratories and FSC Pediatrics (“FSC”) on February 5, 2016; and

•	a branded business, focusing on the development of products utilizing Flamel’s proprietary drug delivery platforms. The branded products that are based on Flamel’s proprietary drug delivery platforms target high-value solid and liquid oral and alternative dosage forms using 505(b)(2) and Biosimilar pathways where the Company is able to develop strong intellectual property positions and deliver meaningful patient benefits.

Flamel is headquartered in Lyon, France and has operations in St. Louis, Missouri, United States, and Dublin, Ireland.

Proposed Reincorporation as an Irish Public Limited Company (plc).  At our shareholders meeting on August 10, 2016, our shareholders approved resolutions to change our jurisdiction of incorporation from France to Ireland.  Based on such approval, we intend to give effect to this reincorporation on December 31, 2016 by merging with and into our wholly owned Irish corporate subsidiary, Avadel Pharmaceuticals Limited (the “Merger”).  Prior to completing the Merger, Avadel Pharmaceuticals Limited will re-register as an Irish public limited company, or plc, and at the time of the Merger and thereafter our shareholders (and holders of our American Depositary Shares (ADSs)) will own shares (or ADSs, as applicable) in a company known as Avadel Pharmaceuticals plc.  Our definitive proxy statement filed with the Securities and Exchange Commission on July 5, 2016 contains additional information about the proposed reincorporation.

Basis of Presentation. The Condensed Consolidated Balance Sheet as of December 31, 2015, which is derived from the prior year 2015 audited consolidated financial statements, and the interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP), the requirements of Form 10-Q and Article 10 of Regulation S-X and, consequently, do not include all information or footnotes required by U.S. GAAP for complete financial statements or all the disclosures normally made in an annual report on Form 10-K. Accordingly, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2016.

The unaudited condensed consolidated financial statements include the accounts of the Company, and reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the dates and periods presented. All intercompany accounts and transactions have been eliminated. Results for interim periods are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period.

Foreign Currency Translation. The reporting currency of the Company and its wholly-owned subsidiaries is the U.S. dollar. Each of the Company's non-U.S. subsidiaries and the parent entity uses local currency as their functional currency. Subsidiaries and entities that do not use the U.S. dollar as their functional currency translate 1) profit and loss accounts at the weighted average exchange rates during the reporting period, 2) assets and liabilities at period end exchange rates and 3) shareholders' equity accounts at historical rates. Resulting translation gains and losses are included as a separate component of shareholders' equity in Accumulated Other Comprehensive Loss. Assets and liabilities denominated in a currency other than the subsidiary's functional currency are translated to the subsidiary's functional currency at period end exchange rates. Resulting gains and losses are recognized in the Condensed Consolidated Statements of Loss.

Reclassifications and Immaterial Corrections of Prior Period Amounts. The accompanying condensed consolidated financial statements for prior periods contain certain reclassifications to conform to the presentation used in 2016. Additionally, the Company has identified certain immaterial errors related to prior reporting periods. The Company has assessed the impact of the errors on its prior period financial statements included in our December 31, 2015 Annual Report on Form 10-K and concluded that the errors were not material to those financial statements.

Although the effect of the errors was not material to any previously issued financial statements, the cumulative effect of correcting the errors would have been material for the period ended June 30, 2016.

Consequently, the Company has presented the effects of these errors and reclassifications on its prior period financial statements in the tables below.  In future filings the financial statements for comparative periods affected by these errors and reclassifications will be revised.

The impact of the above errors and reclassifications on previously presented line items for each comparative period presented is as follows:

	Three Months Ended
	June 30, 2015
		Correction of Immaterial Errors
Consolidated Statement of Loss:	As filed	(a)	(b)	(c)	As revised

Product sales and services	$49,795	$-	$-	$(1,193)	$48,602
Total revenue	49,795	-	-	(1,193)	48,602
Operating income (loss)	(1,177)	-	-	(1,193)	(2,370)
Income (loss) before income taxes	(7,158)	-	-	(1,193)	(8,351)
Income tax provision	10,242	(292)	(1,026)	(417)	8,507
Net loss	(17,400)	292	1,026	(776)	(16,858)
Net loss per share - basic	$(0.43)	$0.01	$0.02	$(0.02)	$(0.42)
Net loss per share - diluted	$(0.43)	$0.01	$0.02	$(0.02)	$(0.42)

	Six Months Ended
	June 30, 2015
		Correction of Immaterial Errors
Consolidated Statement of Loss:	As filed	(a)	(b)	(c)	(d)	As revised

Product sales and services	$82,521	$-	$-	$(1,193)	$(200)	$81,128
Total revenue	82,521	-	-	(1,193)	(200)	81,128
Operating income (loss)	9,037	-	-	(1,193)	(200)	7,644
Income (loss) before income taxes	14,962	-	-	(1,193)	(200)	13,569
Income tax provision	20,715	(1,158)	(1,856)	(417)	(70)	17,214
Net loss	(5,753)	1,158	1,856	(776)	(130)	(3,645)
Net loss per share - basic	$(0.14)	$0.03	$0.04	$(0.02)	$-	$(0.09)
Net loss per share - diluted	$(0.14)	$0.03	$0.04	$(0.02)	$-	$(0.09)

	December 31, 2015
		Correction of Immaterial Errors			Reclassifications
Consolidated Balance Sheet:	As filed	(a)	(e)	(f)	(g)	(h)	As revised

Accounts receivable	$6,978	$-	$-	$-	$509	$-	$7,487
Inventories	4,155	-	(489)	-	-	-	3,666
Prepaid expenses and other current assets	7,989	-	-	-	-	75	8,064
Total current assets	166,306	-	(489)	-	509	75	166,401
Other	158	-	-	-	-	9	167
Total assets	214,977	-	(489)	-	509	84	215,081
Current portion of long-term related party payable	28,614	-	-	(3,410)	-	-	25,204
Accounts payable	10,565	-	-	-	(5,517)	-	5,048
Accrued expenses	3,598	-	-	-	5,710	-	9,308
Income taxes	323	(227)	(171)	-	-	75	-
Total current liabilities	48,788	(227)	(171)	(3,410)	193	75	45,248
Long-term related party payable, less current portion	94,079	-	-	3,410	-	-	97,489
Deferred taxes	1,351	(1,360)	-	-	-	9	-
Other	2,210	-	-	-	316	-	2,526
Total liabilities	147,112	(1,587)	(171)	-	509	84	145,947
Accumulated deficit	(279,793)	1,587	(318)	-	-	-	(278,524)
Total shareholders' equity	67,865	1,587	(318)	-	-	-	69,134
Total liabilities and shareholders' equity	214,977	-	(489)	-	509	84	215,081

(a)	Reflects the cumulative 2015 correction of $1,587 of income tax benefits related to the deductibility of the U.S. Internal Revenue Code Section 483 imputed interest on contingent consideration liabilities which should have been recorded in prior periods ($866, $292, $863 and ($434) in the first, second, third and fourth quarters of 2015, respectively).

(b)	Reflects the correction of $2,606 of income tax benefits from stock-based compensation and certain other items which were originally recorded in the fourth quarter of 2015 but should have been recorded in prior periods ($360 in 2012, $333 in 2013, $(693) in 2014, and $830, $1,026 and $750 in the first, second and third quarters of 2015, respectively). As these items were originally corrected in the fourth quarter of 2015, no adjustment was required to correct the consolidated balance sheet at December 31, 2015.

(c)	Reflects the correction of a $200 overstatement of revenue in the first quarter of 2015 resulting from errors in certain estimates of ending inventory amounts at our wholesalers which were originally corrected in the first quarter of 2015 but should have been recorded in the fourth quarter of 2014.

(d)

Reflects the correction of a $1,193 understatement in the second quarter of 2015 of the gross to net revenue reserves with respect to estimates for product returns as a result of improper reconciliation to revenue data communicated by service providers. As this item was originally corrected in the third quarter of 2015, no adjustment was required to correct the consolidated balance sheet at December 31, 2015.

(e)	Reflects the correction of a $489 error in the Company’s inventory obsolescence reserve accrual and expense which was originally recorded in the first quarter of 2016 but should have been recorded in the fourth quarter of 2015.

(f)	Reflects the correction of a balance sheet classification error which overstated the current portion of the long-term related party payable by $3,410.

(g)	Reflects revisions to the presentation of certain gross to net revenue reserves which were previously included in accounts payable and are now included in accrued expenses.

(h)	Reflects balance sheet reclassifications required to properly net the accrued income tax and deferred income tax amounts within the balance sheet as a result of the adjustments made in items (a) through (g) above.

In addition to the specific amounts identified within the tables above, the Company also changed the names of the previously-reported “Interest expense – changes in fair value of related party financing related contingent consideration” line on the condensed consolidated statement of income (loss) to “Other expense – changes in fair value of related party payable”, and the previously-reported “Long-term related party contingent consideration payable” line on the condensed consolidated balance sheet to “Long-term related party payable” to better reflect the underlying nature of certain royalty agreements in prior periods.

While the balance sheet revisions and reclassifications noted in the tables above impact their corresponding captions within the cash flows provided by (used in) operating activities section of the Company’s consolidated statements of cash flows in each period of 2015, there was no impact to the total net cash provided by (used in) operating activities in any of these periods.

Revenue. Revenue includes sales of pharmaceutical products, amortization of licensing fees, milestone payments for R&D achievements, and compensation for the execution of R&D activities.

Product Sales and Services

Revenue is generally realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectability is reasonably assured. The Company records revenue from product sales when title and risk of ownership have been transferred to the customer, which is typically upon delivery to the customer and when the selling price is determinable. As is customary in the pharmaceutical industry, the Company’s gross product sales are subject to a variety of deductions in arriving at reported net product sales. These adjustments include estimates for product returns, chargebacks, payment discounts, rebates, and other sales allowances and are estimated based on analysis of historical data for the product or comparable products, as well as future expectations for such products.

For generic products and branded products sold in mature markets where the ultimate net selling price to customer is estimable, the Company recognizes revenues upon shipment to the wholesaler. For new product launches the Company recognizes revenue once sufficient data is available to determine product acceptance in the marketplace such that product returns may be estimated based on historical data and there is evidence of reorders and consideration is made of wholesaler inventory levels.

Prior to the second quarter 2016, the Company did not have sufficient historical data to estimate certain revenue deductions. As such, it could not accurately estimate the ultimate net selling price of its Éclat portfolio of products and as a result delayed revenue recognition until the wholesaler sold the product through to its customers.

During the second quarter of 2016, the Company determined that it has sufficient evidence, history, data and internal controls to estimate the ultimate selling price of its products upon shipment from its warehouse to its customers, the wholesalers.  Accordingly, it discontinued the sell through revenue approach and now recognizes revenue once the product is shipped from its warehouse. As a result of this change in accounting estimate, the Company recognized $5,981 in additional revenue, or $0.05 in additional diluted net earnings (loss) per share, for the three and six months ended June 30, 2016 that previously would have been deferred until sold by the wholesalers to the hospitals.

License and Research Revenue

The Company’s license and research revenues consist of fees and milestone payments. Non-refundable fees where we have continuing performance obligations are deferred and are recognized ratably over our projected performance period. We recognize milestone payments, which are typically related to regulatory, commercial or other achievements by us or our licensees and distributors, as revenues when the milestone is accomplished and collection is reasonably assured.

NOTE 2 : Newly Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers” which supersedes the most current revenue recognition requirements. This ASU requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services. Through May 2016, the FASB issued ASU 2016-08 “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU 2016-10 “Identifying Performance Obligations and Licensing,” and ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients,” which provide supplemental adoption guidance and clarification to ASU 2014-09, respectively. These ASUs will be effective for annual and interim periods beginning after December 15, 2017 with early adoption for annual and interim periods beginning after December 15, 2016 permitted and should be applied retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company is currently evaluating this pronouncement to determine the impact of its adoption on its condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09 “Improvements to Employee Share-Based Payment Accounting” which amends Accounting Standards Codification (“ASC”) Topic 718 “Compensation – Stock Compensation”. This update simplifies several aspects of accounting for share-based payment awards to employees, including the accounting for income taxes, classification of awards as either equity or liabilities and classification in the statement of cash flows. The standard is effective for annual reporting periods beginning after December 15, 2016. The Company does not believe this standard will materially impact its condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 “Leases” which supersedes ASC 840 “Leases” and creates a new topic, ASC 842 “Leases.” This update requires lessees to recognize on their balance sheet a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier application permitted. This update will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the effect of this update on its condensed consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16 “Business Combinations” which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This ASU is effective for interim and annual reporting periods beginning after December 15, 2016, with the option to early adopt for financial statements that have not been issued. The Company early adopted the provisions of ASU 2015-16 for the year ended December 31, 2015 on a prospective basis.

In July 2015, the FASB issued ASU 2015-11 “Simplifying the Measurement of Inventory”, which requires an entity to measure inventory within the scope of this ASU at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The effective date for the standard is for fiscal years beginning after December 15, 2016, which for the Company is January 1, 2017. Early adoption is permitted. The new standard is to be applied prospectively. The Company does not expect ASU 2015-11 to have a material impact on its condensed consolidated financial statements.

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

The value at cost, gross unrealized holding gains or losses, and fair value of the Company’s available-for-sale marketable securities are summarized below as of:

	June 30,	December 31,
Marketable Securities:	2016	2015

Value at cost	$131,041	$81,395
Gross unrealized holding gains	1,236	15
Gross unrealized holding losses	(1,313)	(1,672)
Fair value	$130,964	$79,738

NOTE 4 : Inventories

The principal categories of inventories at June 30, 2016 and December 31, 2015 are as follows:

	June 30,	December 31,
Inventory:	2016	2015

Finished Goods	$3,280	$2,545
Raw Materials	360	1,121
Total	$3,640	$3,666

NOTE 5 : Acquisitions

On February 5, 2016, the Company completed its acquisition of FSC Holdings, LLC (“FSC”), a Charlotte, North Carolina-based specialty pharmaceutical company dedicated to providing innovative solutions to unmet medical needs for pediatric patients, from Deerfield CSF, LLC, a Deerfield Management company (“Deerfield”), a related party.

This acquisition has been accounted for using the acquisition method of accounting and, accordingly, its results are included in the Company's condensed consolidated financial statements from the date of acquisition. Total consideration to acquire FSC is estimated to be $22,228, and was funded with a combination of the following, partially offset by $467 as a result of a net working capital settlement due from the seller:

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

The present value of these estimated discounted future cash flows for each of these items is reported in related party payable within the Company’s Condensed Consolidated Balance Sheet, and is further disclosed at Note 7 – Long-Term Related Party Payable.

During the first half of 2016, the Company determined its preliminary accounting for the FSC acquisition. As the Company completes its final accounting for the acquisition, future adjustments related to working capital, amortizable intangible assets, goodwill and deferred taxes could occur. The preliminary fair values assigned to the acquired assets and liabilities have been recognized as follows:

Assigned Fair Value:	2016 Preliminary

Accounts receivable	$825
Inventories	2,315
Prepaid expenses and other current assets	1,712
Goodwill	178
Intangible assets:
Acquired product marketing rights	16,200
Acquired developed technology	4,400
Other assets	392
Accounts payable and other current liabilities	(3,794)
Total	$22,228

Goodwill resulting from the acquisition is largely attributable to the existing workforce of FSC, and is not expected to be deductible for tax purposes. Transaction expenses for legal and professional fees associated with the acquisition of FSC amounted to $76 during the three and six month period ended June 30, 2016 and are reported within the Selling, general and administrative expenses line in the Condensed Consolidated Statements of Loss. The useful lives on FSC acquired intangible assets range from seven to ten years.

After its acquisition on February 5, 2016, FSC contributed $1,761 and $2,637 to the Company's net sales for the three and six month periods ended June 30, 2016, respectively. Concurrently, the net impact of the FSC acquisition was a loss of $3,096 and $4,489 for the three and six month periods ended June 30, 2016, respectively.

Had the FSC acquisition been completed as of the beginning of 2015, the Company's unaudited pro forma net sales and net loss for the six months ended June 30, 2016 and 2015 would have been as follows:

	Six Months Ended
Pro Forma Net Revenue and Losses	June 30, 2016	June 30, 2015
Net revenues	$75,549	$83,579
Net loss	(27,030)	(9,395)

NOTE 6 : Goodwill and Intangible Assets

The Company's amortizable and unamortizable intangible assets at June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016			December 31, 2015
	Gross Value	Accumulated Amortization	Net Carrying Amount	Gross Value	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Acquired developed technology - Bloxiverz	$35,248	$(29,373)	$5,875	$35,248	$(23,498)	$11,750
Acquired developed technology - Vazculep	12,061	(8,394)	3,667	12,061	(7,986)	4,075
Acquired developed technology - Flexichamber	4,400	(183)	4,217	-	-	-
Acquired product marketing rights	16,200	(750)	15,450	-	-	-
Total amortizable intangible assets	$67,909	$(38,700)	$29,209	$47,309	$(31,484)	$15,825

Unamortizable intangible assets:
Goodwill	$18,669	$-	$18,669	$18,491	$-	$18,491
Total unamortizable intangible assets	$18,669	$-	$18,669	$18,491	$-	$18,491

The Company recorded amortization expense related to amortizable intangible assets of $3,702 and $3,139 for the three months ended June 30, 2016 and 2015, respectively. The Company recorded amortization expense related to amortizable intangible assets of $7,216 and $6,282 for the six months ended June 30, 2016 and 2015, respectively. Accumulated amortization in the above tables includes an impairment charge of $7,171 which was recognized during the year ended December 31, 2012 relative to the “Acquired developed technology – Vazculep” intangible asset.

Amortizable intangible assets are amortized over their estimated useful lives, which range from three to ten years. Estimated amortization of intangible assets for the next five years is as follows:

Years ending December 31,	Estimated Amortization Expense
2016	$14,616
2017	3,056
2018	3,056
2019	3,056
2020	3,056
Total	$26,840

The change in net goodwill during the six months ended June 30, 2016 is as follows:

Goodwill:
Balance - December 31, 2015	$18,491
Impact of FSC acquisition	178
Balance, June 30 2016	$18,669

NOTE 7 : Long-Term Related Party Payable

Long-term related party payable and related activity are reported at fair value and consist of the following at June 30, 2016 and December 31, 2015:

		Activity during Six-Months Ended June 30, 2016

				Changes in Fair Value of Related Party Payable
	Balance, December 31, 2015	Additions	Payments to Related Parties	Operating Expense	Other Expense	Balance, June 30, 2016

Acquisition-related contingent consideration:
Warrants - Éclat Pharmaceuticals (a)	$20,617	$-	$-	$(5,155)	$-	$15,462
Earn-out payments - Éclat Pharmaceuticals (b)	90,468	-	(14,216)	38,362	-	114,614
Royalty agreement - FSC (c)	-	7,695	(124)	(1,066)	-	6,505
Financing-related:
Royalty agreement - Deerfield (d)	7,862	-	(1,337)	-	2,915	9,440
Royalty agreement - Broadfin (e)	3,746	-	(638)	-	1,392	4,500
Long-term liability - FSC (f)	-	15,000	-	-	-	15,000
Total related party payable	122,693	$22,695	$(16,315)	$32,141	$4,307	165,521
Less: Current portion	(25,204)					(29,500)
Total long-term related party payable	$97,489					$136,021

(a)	As part of the consideration for the Company’s acquisition of Éclat on March 13, 2012, the Company issued two warrants with a six-year term which allow for the purchase of a combined total of 3,300 ordinary shares of Flamel. One warrant is exercisable for 2,200 shares at an exercise price of $7.44 per share, and the other warrant is exercisable for 1,100 shares at an exercise price of $11.00 per share.

 The fair value of the warrants is estimated on a quarterly basis using a Black-Scholes option pricing model with the following assumptions as of June 30:

Deerfield Warrant Valuation	June 30, 2016	June 30, 2015

Weighted average exercise price per share	$ 8.63	$8.63
Expected term (years)	1.75	2.75
Expected volatility	69.70%	62.90%
Risk-free interest rate	0.55%	0.92%
Expected dividend yield	-	-

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

At the closing date of the 2012 Éclat acquisition and at June 30, 2016, it was uncertain as to whether the Company would ultimately fulfill its obligation under these warrants using Company shares or cash. Accordingly, pursuant to the guidance of ASC 480, the Company determined that these warrants should be classified as a long-term liability. This classification as a long-term liability was further supported by the Company’s determination, pursuant to the guidance of ASC 815-40-15-7(i), that these warrants could also not be considered as being indexed to the Company’s own stock, on the basis that the exercise price for the warrants is determined in U.S. dollars, although the functional currency of the Company at the closing date of the Éclat acquisition was the Euro.

(b)	In March 2012, the Company acquired all of the membership interests of Éclat from Breaking Stick Holdings, L.L.C. (“Breaking Stick”, formerly Éclat Holdings), an affiliate of Deerfield. Breaking Stick is majority owned by Deerfield, with a minority interest owned by Mr. Michael Anderson, the Company’s CEO, and certain other current and former employees. As part of the consideration, the Company committed to provide quarterly earn-out payments equal to 20% of any gross profit generated by certain Éclat products. These payments will continue in perpetuity, to the extent gross profit of the related products also continue in perpetuity.

(c)	In February 2016, the Company acquired all of the membership interests of FSC from Deerfield. The consideration for this transaction in part included a commitment to pay quarterly a 15% royalty on the net sales of certain FSC products, up to $12,500 for a period not exceeding ten years.

(d)	As part of a February 2013 debt financing transaction conducted with Deerfield, the Company received cash of $2,600 in exchange for entering into a royalty agreement whereby the Company shall pay quarterly a 1.75% royalty on the net sales of certain Éclat products until December 31, 2024.

(e)	As part of a December 2013 debt financing transaction conducted with Broadfin Healthcare Master Fund, a related party and current shareholder, the Company received cash of $2,200 in exchange for entering into a royalty agreement whereby the Company shall pay quarterly a 0.834% royalty on the net sales of certain Éclat products until December 31, 2024.

(f)	In February 2016, the Company acquired all of the membership interests of FSC from Deerfield. The consideration for this transaction in part consists of payments totaling $1,050 annually for five years with a final payment in January 2021 of $15,000.

At June 30, 2016, the fair value of each related party payable listed in (b) through (e) above was estimated using a discounted cash flow model based on probability-adjusted annual net revenues or gross profit, as appropriate, of each of the specified Éclat and FSC products using an appropriate risk-adjusted discount rate ranging from 15% to 32%. These fair value measurements are based on significant inputs not observable in the market and thus represent a level 3 measurement as defined in ASC 820. Subsequent changes in the fair value of the acquisition-related contingent consideration payable, resulting primarily from management’s revision of key assumptions, will be recorded in the ‘Changes in fair value of related party contingent consideration’ line within the Company’s Condensed Consolidated Statements of Loss.

The Company has chosen to make a fair value election pursuant to ASC 825, “Financial Instruments” for its royalty agreements detailed in items (d) and (e) above. These financing-related liabilities are recorded at fair market value on the Condensed Consolidated Balance Sheets and the periodic change in fair market value is recorded as a component of “Other expense – change in fair value of related party payable” on the Condensed Consolidated Statements of Loss.

NOTE 8 : Income Taxes

The components of income (loss) before income taxes are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

United States	$(2,187)	$4,050	$11,762	$20,773
France	(2,288)	(1,123)	(9,089)	9,113
Ireland	(8,034)	(11,278)	(13,928)	(16,317)
Total income (loss) before income taxes	$(12,509)	$(8,351)	$(11,255)	$13,569

The items accounting for the difference between the income tax provision computed at the French statutory rate and the Company's effective tax rate are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Statutory tax rate	33.3%	33.3%	33.3%	33.3%
International tax rates differential	(13.2)%	(31.8)%	(27.7)%	27.6%
Valuation allowance on net operating losses	(11.9)%	(16.0)%	(34.8)%	2.4%
Nondeductible contingent consideration	(64.2)%	(132.3)%	(96.0)%	90.9%
Nondeductible stock-based compensation	(1.7)%	38.9%	(3.9)%	(26.4)%
Deferred charge from IP transfer	-	(0.2)%	(4.4)%	0.5%
State and local income taxes	(2.8)%	(1.6)%	(4.2)%	1.9%
Other	0.9%	8.0%	6.4%	(3.4)%
Effective income tax rate	(59.5)%	(101.9)%	(131.2)%	126.9%

Income tax provision - at Statutory tax rate	$(4,165)	$(2,781)	$(3,748)	$4,518
International tax rates differential	1,647	2,658	3,115	3,748
Valuation allowance on net operating losses	1,485	1,338	3,913	332
Nondeductible contingent consideration	8,029	11,049	10,800	12,329
Nondeductible stock-based compensation	216	(3,246)	434	(3,579)
Deferred charge from IP transfer	(1)	17	493	69
State and local income taxes	356	136	477	255
Other	(118)	(664)	(723)	(458)
Income tax provision - at Effective income tax rate	$7,449	$8,507	$14,761	$17,214

The income tax provision for the three months ended June 30, 2016 and 2015 was $7,449 and $8,507, respectively. The decrease in the income tax provision for the three months ended June 30, 2016 is primarily the result of decreases in the amount of pre-tax income recorded in the United States and France, when compared to the same period in 2015. The decrease in the income tax provision for the three months ended June 30, 2016 would have been larger, but a tax benefit from stock-based compensation recorded in the same period in 2015 did not repeat in 2016.

The income tax provision for the six months ended June 30, 2016 and 2015 was $14,761 and $17,214, respectively. The decrease in the income tax provision for the six months ended June 30, 2016 is primarily the result of decreases in the amount of pre-tax income recorded in the United States and France, when compared to the same period in 2015. The decrease in the income tax provision for the six months ended June 30, 2016 would have been larger, but a tax benefit from stock-based compensation recorded in the same period in 2015 did not repeat in 2016 and the Company was required to record a valuation allowance against the net operating losses generated in France in 2016.

NOTE 9 : Other Assets and Liabilities

Various other assets and liabilities are summarized as follows:

	June 30,	December 31,
Prepaid expenses and other current assets:	2016	2015

Valued-added tax recoverable	$1,216	$1,099
Prepaid expenses	3,457	2,921
Advance to suppliers and other current assets	1,604	518
Income tax receivable	3,380	3,526
Total	$9,657	$8,064

	June 30,	December 31,
Other non-current assets:	2016	2015

Deferred tax assets	$5,542	$-
Other	119	167
Total	$5,661	$167

	June 30,	December 31,
Accrued expenses:	2016	2015

Accrued compensation	$2,383	$1,888
Accrued social charges	1,132	1,710
Accrued trade discounts and rebates	6,914	5,710
Other	163	-
Total	$10,592	$9,308

	June 30,	December 31,
Other current liabilities:	2016	2015

Valued-added tax payable	$185	$-
Other	479	133
Total	$664	$133

	June 30,	December 31,
Other non-current liabilities:	2016	2015

Provision for retirement indemnity	$2,274	$2,170
Other	597	356
Total	$2,871	$2,526

NOTE 10 : Net Loss Per Share

Basic net loss per share is calculated using the weighted average number of shares outstanding during each period. The diluted net loss per share calculation includes the impact of dilutive equity compensation awards and contingent consideration warrants.

A reconciliation of basic and diluted net loss per share, together with the related shares outstanding in thousands is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Loss Per Share	2016	2015	2016	2015

Net loss	$(19,958)	$(16,858)	$(26,016)	$(3,645)

Weighted average shares:
Basic shares	41,241	40,353	41,241	40,281
Effect of dilutive securities—options and warrants outstanding	-	-	-	-
Diluted shares	41,241	40,353	41,241	40,281

Net loss per share - basic	$(0.48)	$(0.42)	$(0.63)	$(0.09)
Net loss per share - diluted	$(0.48)	$(0.42)	$(0.63)	$(0.09)

Potential common shares of 6,596 and 6,634 were excluded from the calculation of weighted average shares for the three and six months ended June 30, 2016 and 2015, respectively, because their effect was considered to be anti-dilutive.

NOTE 11 : Comprehensive Income (Loss)

The following table shows the components of accumulated other comprehensive loss for the three and six months ended June 30, 2016 and 2015, net of tax effects:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Accumulated Other Comprehensive Loss	2016	2015	2016	2015

Foreign currency translation adjustment:
Beginning balance	$(17,495)	$(23,874)	$(22,312)	$(7,225)
Net other comprehensive (loss) income	(2,457)	5,262	2,360	(11,387)
Balance at June 30	$(19,952)	$(18,612)	$(19,952)	$(18,612)

Unrealized gain (loss) on marketable securities, net
Beginning balance	$574	$158	$(345)	$(198)
Net other comprehensive (loss) income, net of ($73), $0, ($158), $0 tax	528	(356)	1,447	-
Balance at June 30	$1,102	$(198)	$1,102	$(198)

Accumulated Other Comprehensive Loss at June 30	$(18,850)	$(18,810)	$(18,850)	$(18,810)

The effect on the Company’s condensed consolidated financial statements of amounts reclassified out of accumulated other comprehensive loss was immaterial for all periods presented.

NOTE 12 : Shareholders’ Equity

The following table presents a reconciliation of the Company’s beginning and ending balances in shareholders’ equity for the six months ended June 30, 2016:

Six Months Ended
Shareholders' Equity	June 30, 2016

Shareholders' equity - January 1	$69,134
Net loss	(26,016)
Other comprehensive income	3,807
Stock-based compensation expense	4,913
Shareholders' equity - June 30	$51,838

NOTE 13 : Company Operations by Product

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

The following table presents a summary of total revenues by these products:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues	2016	2015	2016	2015

Bloxiverz	$25,620	$44,283	$50,367	$72,726
Vazculep	10,421	3,627	19,827	7,151
Other	2,124	692	3,324	1,251
Total product sales and services	38,165	48,602	73,518	81,128
License and research revenue	693	-	1,556	-
Total revenues	$38,858	$48,602	$75,074	$81,128

NOTE 14 : Commitments and Contingencies

Litigation

The Company is subject to potential liabilities generally incidental to its business arising out of present and future lawsuits and claims related to product liability, personal injury, contract, commercial, intellectual property, tax, employment, compliance and other matters that arise in the ordinary course of business. The Company accrues for potential liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. At June 30, 2016 and December 31, 2015, there were no contingent liabilities with respect to any threat of litigation, arbitration or administrative or other proceeding that are reasonably likely to have a material adverse effect on the Company’s condensed consolidated financial position, results of operations, cash flows or liquidity.

Material Commitments

Other than commitments to Recipharm and for operating leases as disclosed in Note 12 - Contingent Liabilities and Commitments to the Company's consolidated financial statements included in Part II, Item 8 of the Company’s 2015 Annual Report, there were no other material commitments outside of the normal course of business. Material commitments in the normal course of business include long-term debt, and post-retirement benefit plan obligations which are disclosed in Note 7 - Long-Term Debt and Note 10 – Post-Retirement Benefit Plans, respectively, to the Company's consolidated financial statements included in Part II, Item 8 of the Company’s 2015 Annual Report and long-term contingent consideration payable as disclosed in Note 7 – Long-term Related Party Payable, to the Company's condensed consolidated financial statements included in Part I, Item 1 of this report.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis

(In thousands, except per share data)

(Unaudited)

You should read the discussion and analysis of our financial condition and results of operations set forth in this Item 2 together with our condensed consolidated financial statements and the related notes appearing elsewhere in this quarterly report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this quarterly report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties, and reference is made to the “Cautionary Disclosure Regarding Forward-Looking Statements” set forth immediately following the Table of Content of the Company’s 2015 Annual Report on Form 10-K filed with the SEC on March 15, 2016 (the “2015 Annual Report”) for further information on the forward looking statements herein. In addition, you should read the “Risk Factors” section in Part I, Item 1A of the 2015 Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this quarterly report.

Overview

We are a specialty pharmaceutical company utilizing core competencies in drug delivery and formulation to develop safer and more efficacious pharmaceutical products to address unmet medical needs and/or reduce overall healthcare costs. Flamel has a business model consisting of:

•	an Unapproved Marketed Drugs (“UMDs”) business with two approved products in the United States, Bloxiverz® (neostigmine methylsulfate injection) and Vazculep® (phenylephrine hydrochloride injection) that are currently marketed, a third product, Akovaz® (ephedrine sulphate injection) for which we obtained FDA approval on April 29, 2016 and which we intend to begin marketing in the third quarter of 2016, and a fourth product currently being studied by us for possible submission for review by the FDA. The UMD business was obtained through the acquisition of Éclat on March 13, 2012,
•	a branded pediatric specialty pharmaceutical business, with three FDA approved products and one FDA approved medical device, acquired through the acquisition of FSC on February 5, 2016; and
•	a branded business, focusing on the development of products utilizing Flamel’s proprietary drug delivery platforms. The branded products that are based on Flamel’s proprietary drug delivery platforms target high-value solid and liquid oral and alternative dosage forms using 505(b)(2) and Biosimilar pathways where the Company is able to develop strong intellectual property positions and deliver meaningful patient benefits.

Flamel’s business model allows the Company to select, develop, seek approval for, and commercialize niche branded and generic products, initially targeted for the U.S. market. The Company is currently able to self-fund the development of most product development opportunities. On May 2, 2016, the company announced that the U.S. Food and Drug Administration (FDA) has approved the Company’s New Drug Application (NDA) for Akovaz™ (ephedrine sulfate), a drug administered parenterally as a pressor agent to address clinically important hypotension in surgical settings. The NDA, which is the first to receive approval from the FDA for ephedrine sulfate, was approved as scheduled on April 29, 2016. Flamel expects to launch Akovaz during the third quarter 2016 in a strength of 50mg/mL.

Strategy

The Company's business strategy is designed to drive overall sales and earnings growth while maintaining a return on invested capital at an appropriate premium above the Company's cost of capital. Our key areas of focus address the most significant opportunities and challenges facing the Company, including:

•	Unapproved Marketed Drug Development: The Company now derives cash flow and profitability from the sales of two of its UMD products. During the three and six months ended June 30, 2016 the Company generated $36,041 and $70,194 of sales from the UMD products compared to $47,910 and $79,877 in the same period of 2015, respectively.

o	The first UMD product, Bloxiverz, which had sales of $25,620 and $50,367 for the three and six months ended June 30, 2016, respectively, was approved by the FDA on May 31, 2013, and is currently being marketed in the U.S.

o	The second UMD product, Vazculep, which had sales of $10,421 and $19,827 for the three and six months ended June 30, 2016, respectively, was approved by the FDA on June 27, 2014 and launched in October 2014 in the U.S.

o	A third UMD product, Akovaz, the brand name for the Company’s ephedrine sulfate injection, obtained NDA approval on April 29, 2016. We expect to begin marketing this product before September 30, 2016.

Each of the above products are currently or will be commercialized in the United States by Flamel’s subsidiary Éclat. These products were derived from the acquisition of Éclat, which has focused on pursuing FDA approvals through the 505(b)(2) regulatory pathway. Through our acquisition of Éclat we obtained marketing and licensing knowledge of the commercial and regulatory process in the U.S. and E.U. We believe this knowledge has enhanced our ability to identify product candidates for development, leverage new opportunities for the application of our drug delivery platforms, and license and market products in the U.S and E.U. The revenues from these UMD products are now generating cash flow which we can use to fund our second strategy, the development and commercialization of our drug delivery products.

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

Several products formulated using our proprietary drug delivery platforms are currently under various stages of development for possible marketing either by the Company and/or by partners via licensing/distribution agreements.

The key elements of our pipeline strategy include:

o	Continuing to build commercially successful products utilizing Micropump;

o	Identifying opportunities and optimizing time-to-market for our (not yet approved) drug delivery platforms, i.e., LiquiTime, Trigger Lock and Medusa;

o	Maximizing the technical potential of our existing drug delivery platforms for developing new and proprietary products; and

o	Developing and validating improved and complementary drug delivery platforms related to our current drug delivery capabilities.

•	Inorganic growth through Acquisitions and/or Partnerships: The Company maintains a strong balance sheet with substantial liquidity and little long term debt. As part of its overall enterprise strategy, the Company expects to explore and pursue appropriate inorganic growth opportunities that complement its drug delivery platforms or acquire proprietary products that enhance profitability and cash flow. This was evidenced in early 2016 with the acquisition of FSC, a specialty pharmaceutical company dedicated to providing innovative solutions to unmet medical needs for pediatric patients. Additionally, the Company will leverage the capabilities of its existing and future proprietary products and/or drug delivery platforms with pharmaceutical and biotechnology partnerships or licensing transactions. In 2015, the Company completed a licensing transaction for its LiquiTime technology-based OTC products which was licensed to Elan Pharma International Limited.

Key Business Trends and Highlights

In operating our business and monitoring our performance, we consider a number of performance measures, as well as trends affecting our industry as a whole, which include the following:

•	Healthcare and Regulatory Reform: Various health care reform laws in the U.S. may impact our ability to successfully commercialize our products and technologies. The success of our commercialization efforts may depend on the extent to which the government health administration authorities, the health insurance funds in the E.U. Member States, private health insurers and other third party payers in the U.S. will reimburse consumers for the cost of healthcare products and services.

•	Pricing Environment for Pharmaceuticals: The pricing environment continues to be in the spotlight of many regulators. As a result the need to obtain and maintain appropriate pricing and reimbursement for our products may become more challenging due to, among other things, the attention being paid to healthcare cost containment and other austerity measures in the U.S. and worldwide.

•	Generics Playing a Larger Role in Healthcare: Generic pharmaceutical products will continue to play a large role in the U.S. healthcare system. Specifically the Company has seen additional generic competition to its products and continues to expect generic competition in the future.

•	Access to and Cost of Capital: The recent tightening of credit in the U.S. may create challenges for the Company if it were to have the need to raise capital. Currently the Company has no needs to raise capital.

Highlights of our condensed consolidated results for the six months ended June 30, 2016 are as follows:

•	Revenue was $38,858 and $75,074 for the three and six months ended June 30, 2016, respectively, compared to $48,602 and $81,128 in the same periods last year. This decrease was primarily the result of a decrease in Bloxiverz sales volume as a result of additional competition, partially offset by an increase in sales volume and pricing of Vazculep.

•	Operating loss was $11,543 and $5,839 for the three and six months ended June 30, 2016, respectively, compared to operating loss of $2,370 and operating income of $7,644 in the same periods last year.

•	Net loss was $19,958 and $26,016 for the three and six months ended June 30, 2016, respectively, compared to $16,858 and $3,645 in the same periods last year. These increases were largely driven by a decrease in sales and increases in selling, general and administrative expenses in the current year.

•	Diluted net loss per share was $0.48 and $0.63 for the three and six months ended June 30, 2016, respectively, compared to $0.42 and $0.09 in the same periods last year.

•	Cash and marketable securities increased $10,061 to $154,863 from $144,802 at December 31, 2015.

Critical Accounting Estimates

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. To prepare these financial statements, management must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosures of contingent assets and liabilities. Actual results could be significantly different from these estimates.

Our significant accounting policies are described in Note 1 of the audited consolidated financial statements included in our 2015 Form 10-K. The SEC suggests companies provide additional disclosure on those accounting policies considered most critical. The SEC considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgments and estimates on the part of management in its application. Our estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies” section of the MD&A in our 2015 Form 10-K. There were no significant changes to our critical accounting policies, with the exception of changes made to our revenue recognition policy disclosed below, during the six months ended June 30, 2016.

Revenue. Revenue includes sales of pharmaceutical products, amortization of licensing fees, milestone payments for R&D achievements, and compensation for the execution of R&D activities.

Product Sales and Services

Revenue is generally realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectability is reasonably assured. The Company records revenue from product sales when title and risk of ownership have been transferred to the customer, which is typically upon delivery to the customer and when the selling price is determinable. As is customary in the pharmaceutical industry, the Company’s gross product sales are subject to a variety of deductions in arriving at reported net product sales. These adjustments include estimates for product returns, chargebacks, payment discounts, rebates, and other sales allowances and are estimated based on analysis of historical data for the product or comparable products, as well as future expectations for such products.

For generic products and branded products sold in mature markets where the ultimate net selling price to customer is estimable, the Company recognizes revenues upon shipment to the wholesaler. For new product launches the Company recognizes revenue once sufficient data is available to determine product acceptance in the marketplace such that product returns may be estimated based on historical data and there is evidence of reorders and consideration is made of wholesaler inventory levels.

Prior to the second quarter 2016, the Company did not have sufficient historical data to estimate certain revenue deductions. As such, it could not accurately estimate the ultimate net selling price of its Éclat portfolio of products and as a result delayed revenue recognition until the wholesaler sold the product through to its customers.

During the second quarter of 2016, the Company determined that it has sufficient evidence, history, data and internal controls to estimate the ultimate selling price of its products upon shipment from its warehouse to its customers, the wholesalers.  Accordingly, it discontinued the sell through revenue approach and now recognizes revenue once the product is shipped from its warehouse. As a result of this change in accounting estimate, the Company recognized $5,981 in additional revenue for the three and six months ended June 30, 2016 that previously would have been deferred until sold by the wholesalers to the hospitals.  The impact of this change is reflected as revenue in the Company’s Condensed Consolidated Statements of Loss for the periods reported.

License and Research Revenue

The Company’s license and research revenues consist of fees and milestone payments. Non-refundable fees where we have continuing performance obligations are deferred and are recognized ratably over our projected performance period. We recognize milestone payments, which are typically related to regulatory, commercial or other achievements by us or our licensees and distributors, as revenues when the milestone is accomplished and collection is reasonably assured.

Results of Operations

The following is a summary of our financial results (in thousands, except per share amounts) for the three months ended June 30, 2016 and 2015, respectively:

			Three Months Ended
	Three Months Ended		Increase / (Decrease)
	June 30,		2016 vs. 2015
Comparative Statements of Loss	2016	2015	$	%

Product sales and services	$38,165	$48,602	$(10,437)	(21.5)%
License and research revenue	693	-	693	n/a
Total revenues	38,858	48,602	(9,744)	(20.0)%
Cost of products and services sold	3,907	2,756	1,151	41.8%
Research and development expenses	7,604	7,204	400	5.6%
Selling, general and administrative expenses	11,290	5,873	5,417	92.2%
Intangible asset amortization	3,702	3,139	563	17.9%
Changes in fair value of related party contingent consideration	23,898	32,000	(8,102)	(25.3)%
Total operating expenses	50,401	50,972	(571)	(1.1)%
Operating income (loss)	(11,543)	(2,370)	(9,173)	(387.0)%
Investment income	390	310	80	25.8%
Interest expense	(263)	-	(263)	n/a
Other expense - changes in fair value of related party payable	(2,773)	(2,726)	(47)	(1.7)%
Foreign exchange gain (loss)	1,680	(3,565)	5,245	147.1%
Income (loss) before income taxes	(12,509)	(8,351)	(4,158)	(49.8)%
Income tax provision	7,449	8,507	(1,058)	(12.4)%
Net loss	$(19,958)	$(16,858)	$(3,100)	(18.4)%
Loss per share - diluted	$(0.48)	$(0.42)	$(0.06)	(14.3)%

The following is a summary of our financial results (in thousands, except per share amounts) for the six months ended June 30, 2016 and 2015, respectively:

			Six Months Ended
	Six Months Ended		Increase / (Decrease)
	June 30,		2016 vs. 2015
Comparative Statements of Loss	2016	2015	$	%

Product sales and services	$73,518	$81,128	$(7,610)	(9.4)%
License and research revenue	1,556	-	1,556	n/a
Total revenues	75,074	81,128	(6,054)	(7.5)%
Cost of products and services sold	7,813	6,386	1,427	22.3%
Research and development expenses	12,992	13,226	(234)	(1.8)%
Selling, general and administrative expenses	20,751	10,336	10,415	100.8%
Intangible asset amortization	7,216	6,282	934	14.9%
Changes in fair value of related party contingent consideration	32,141	37,254	(5,113)	(13.7)%
Total operating expenses	80,913	73,484	7,429	10.1%
Operating income (loss)	(5,839)	7,644	(13,483)	(176.4)%
Investment income	590	974	(384)	(39.4)%
Interest expense	(438)	-	(438)	n/a
Other expense - changes in fair value of related party payable	(4,307)	(2,985)	(1,322)	(44.3)%
Foreign exchange gain (loss)	(1,261)	7,936	(9,197)	(115.9)%
Income (loss) before income taxes	(11,255)	13,569	(24,824)	(182.9)%
Income tax provision	14,761	17,214	(2,453)	(14.3)%
Net loss	$(26,016)	$(3,645)	$(22,371)	(613.7)%
Loss per share - diluted	$(0.63)	$(0.09)	$(0.54)	(600.0)%

Revenues

The revenues for each of the Company's significant products for the three months ended June 30, 2016 were as follows:

			Three Months Ended
	Three Months Ended		Increase / (Decrease)
	June 30,		2016 vs. 2015
Revenues:	2016	2015	$	%

Bloxiverz	$25,620	$44,283	$(18,663)	(42.1)%
Vazculep	10,421	3,627	6,794	187.3%
Other	2,124	692	1,432	206.9%
Total product sales and services	38,165	48,602	(10,437)	(21.5)%
License and research revenue	693	-	693	n/a
Total revenues	$38,858	$48,602	$(9,744)	(20.0)%

Product sales and services revenues were $38,165 for the three months ended June 30, 2016, compared to $48,602 for the same prior year period. This included $5,981 in additional revenue as a result of our change in accounting estimate as previously described under “Critical Accounting Estimates.” Excluding the impact of this revenue change, total product sales and services for the three months ended June 30, 2016 would have been $32,184, a decline of $16,418 when compared to the same period last year. Bloxiverz’s revenue declined $18,663 quarter over quarter, primarily due to a $23,260 loss of market share and net selling price in Bloxiverz driven largely by two new competitors that entered the market subsequent to the first quarter of 2015, partially offset by an increase of $4,597 related to the change in revenue estimate noted above. Vazculep’s revenue increased $6,794 quarter over quarter due primarily to higher market share resulting from its launch in early 2015, which was further increased by $1,384 related to the change in revenue estimate noted above. The acquisition of FSC in February 2016 contributed $1,761 to product sales for the three months ended June 30, 2016.

License and research revenues increased $693 during the quarter ended June 30, 2016 compared to the same prior year period, driven primarily by the Company’s entrance into an exclusive licensing agreement of our LiquiTime drug delivery platform for the U.S. (OTC) drug market during the third quarter of 2015.

The revenues for each of the Company's significant products for the six months ended June 30, 2016 were as follows:

			Six Months Ended
	Six Months Ended		Increase / (Decrease)
	June 30,		2016 vs. 2015
Revenues:	2016	2015	$	%

Bloxiverz	$50,367	$72,726	$(22,359)	(30.7)%
Vazculep	19,827	7,151	12,676	177.3%
Other	3,324	1,251	2,073	165.7%
Total product sales and services	73,518	81,128	(7,610)	(9.4)%
License and research revenue	1,556	-	1,556	n/a
Total revenues	$75,074	$81,128	$(6,054)	(7.5)%

Product sales and services revenues were $73,518 for the six months ended June 30, 2016, compared to $81,128 for the same prior year period. Excluding the impact of the revenue change noted above, total product sales and services for the six months ended June 30, 2016 would have been $67,537, a decline of $13,591 when compared to the same period last year. Bloxiverz’s revenue declined $22,359 when compared to the same period last year, primarily due to a $26,956 loss of market share and net selling price in Bloxiverz driven largely by two new competitors that entered the market subsequent to the first quarter of 2015, partially offset by an increase of $4,597 related to the change in revenue estimate noted above. Vazculep’s revenue increased $12,676 when compared to the same period last year due primarily to higher market share resulting from its launch in early 2015, which was further increased by $1,384 related to the change in revenue estimate noted above. The acquisition of FSC in February 2016 contributed $2,637 in revenues for the six months ended June 30, 2016.

License and research revenues increased $1,556 during the six months ended June 30, 2016 compared to the same prior year period, driven primarily by the Company’s entrance into an exclusive licensing agreement of our LiquiTime drug delivery platform for the U.S. (OTC) drug market during the third quarter of 2015.

Cost of Products and Services Sold

			Three Months Ended
	Three Months Ended		Increase / (Decrease)
	June 30,		2016 vs. 2015
Cost of Products and Services Sold:	2016	2015	$ %

Cost of products and services sold	$3,907	$2,756	$1,151	41.8%
Percentage of sales	10.1%	5.7%

Cost of products and services sold increased $1,151 or 41.8% during the three months ended June 30, 2016 compared to the same prior year period primarily due to increases in respective product sales and services. As a percentage of sales, cost of products sold was higher than the prior year period due to product mix, largely related to the acquisition of FSC.

			Six Months Ended
	Six Months Ended		Increase / (Decrease)
	June 30,		2016 vs. 2015
Cost of Products and Services Sold:	2016	2015	$ %

Cost of products and services sold	$7,813	$6,386	$1,427	22.3%
Percentage of sales	10.4%	7.9%

Cost of products and services sold increased $1,427 or 22.3% during the six months ended June 30, 2016 compared to the same prior year period primarily due to increases in respective product sales and services. As a percentage of sales, cost of products sold was slightly higher than the prior year period due to product mix, largely related to the acquisition of FSC.

Research and Development Expenses

			Three Months Ended
	Three Months Ended		Increase / (Decrease)
	June 30,		2016 vs. 2015
Research and Development Expenses:	2016	2015	$ %

Research and development expenses	$7,604	$7,204	$400	5.6%
Percentage of sales	19.6%	14.8%

Research and development expenses increased $400 or 5.6% during the three months ended June 30, 2016 as compared to the same period in 2015 primarily due to higher payroll and outside services costs related to feasibility studies and clinical programs including sodium oxybate. The impact of changes in foreign currency exchange rates also increased R&D when compared to the same period last year.

			Six Months Ended
	Six Months Ended		Increase / (Decrease)
	June 30,		2016 vs. 2015
Research and Development Expenses:	2016	2015	$ %

Research and development expenses	$12,992	$13,226	$(234)	(1.8)%
Percentage of sales	17.3%	16.3%

Research and development expenses decreased $234 or 1.8% during the six months ended June 30, 2016 as compared to the same prior year period primarily due to the timing of clinical studies and outside services costs.

Selling, General and Administrative Expenses

			Three Months Ended
	Three Months Ended		Increase / (Decrease)
	June 30,		2016 vs. 2015
Selling, General and Administrative Expenses:	2016	2015	$ %

Selling, general and administrative expenses	$11,290	$5,873	$5,417	92.2%
Percentage of sales	29.1%	12.1%

Selling, general and administrative expenses increased $5,417 or 92.2% during the three months ended June 30, 2016 as compared to the same prior year period primarily due to increases in headcount to reinforce the Company’s management team and higher professional fees, including legal, tax and accounting associated with our cross-border merger.

			Six Months Ended
	Six Months Ended		Increase / (Decrease)
	June 30,		2016 vs. 2015
Selling, General and Administrative Expenses:	2016	2015	$ %

Selling, general and administrative expenses	$20,751	$10,336	$10,415	100.8%
Percentage of sales	27.6%	12.7%

Selling, general and administrative expenses increased $10,415 or 100.8% during the six months ended June 30, 2016 as compared to the same prior year period primarily due to increases in headcount to reinforce the Company’s management team and higher professional fees, including legal, tax and accounting associated with our cross-border merger.

Intangible Asset Amortization

			Three Months Ended
	Three Months Ended		Increase / (Decrease)
	June 30,		2016 vs. 2015
Intangibles Asset Amortization:	2016	2015	$ %

Intangible asset amortization	$3,702	$3,139	$563	17.9%
Percentage of sales	9.5%	6.5%

Intangible asset amortization expense increased $563 or 17.9% during the three months ended June 30, 2016 as compared to the same prior year period due to the commencement of amortization related to the acquired intangible assets of FSC.

			Six Months Ended
	Six Months Ended		Increase / (Decrease)
	June 30,		2016 vs. 2015
Intangibles Asset Amortization:	2016	2015	$ %

Intangible asset amortization	$7,216	$6,282	$934	14.9%
Percentage of sales	9.6%	7.7%

Intangible asset amortization expense increased $934 or 14.9% during the six months ended June 30, 2016 as compared to the same prior year period due to the commencement of amortization related to the acquired intangible assets of FSC.

Changes in Fair Value of Related Party Contingent Consideration

			Three Months Ended
	Three Months Ended		Increase / (Decrease)
	June 30,		2016 vs. 2015
Changes in Fair Value of Related Party Contingent Consideration:	2016	2015	$ %

Changes in fair value of related party contingent consideration	$23,898	$32,000	$(8,102)	(25.3)%
Percentage of sales	61.5%	65.8%

Changes in fair value of related party contingent consideration decreased $8,102 or 25.3% during the three months ended June 30, 2016 as compared to the same prior year period primarily due to changes in the underlying assumptions of the long-term Éclat product forecasts associated with our acquisition-related long-term related party liabilities.

			Six Months Ended
	Six Months Ended		Increase / (Decrease)
	June 30,		2016 vs. 2015
Changes in Fair Value of Related Party Contingent Consideration:	2016	2015	$ %

Changes in fair value of related party contingent consideration	$32,141	$37,254	$(5,113)	(13.7)%
Percentage of sales	42.8%	45.9%

Changes in fair value of related party contingent consideration decreased $5,113 or 13.7% during the six months ended June 30, 2016 as compared to the same prior year period primarily due to changes in the underlying assumptions of the long-term Éclat product forecasts associated with our acquisition-related long-term related party liabilities.

Income Taxes

			Three Months Ended
	Three Months Ended		Increase / (Decrease)
	June 30,		2016 vs. 2015
Income Tax Provision:	2016	2015	$ %

Income tax provision	$7,449	$8,507	$(1,058)	(12.4)%
Percentage of income (loss) before income taxes	(59.5)%	(101.9)%

The items accounting for the difference between the income tax provision computed at the French statutory rates and the Company's effective tax rate are as follows:

	Three Months Ended
	June 30,
	2016	2015

Statutory tax rate	33.3%	33.3%
International tax rates differential	(13.2)%	(31.8)%
Valuation allowance on net operating losses	(11.9)%	(16.0)%
Nondeductible contingent consideration	(64.2)%	(132.3)%
Nondeductible stock-based compensation	(1.7)%	38.9%
Deferred charge from IP transfer	-	(0.2)%
State and local income taxes	(2.8)%	(1.6)%
Other	0.9%	8.0%
Effective income tax rate	(59.5)%	(101.9)%

Income tax provision - at Statutory tax rate	$(4,165)	$(2,781)
International tax rates differential	1,647	2,658
Valuation allowance on net operating losses	1,485	1,338
Nondeductible contingent consideration	8,029	11,049
Nondeductible stock-based compensation	216	(3,246)
Deferred charge from IP transfer	(1)	17
State and local income taxes	356	136
Other	(118)	(664)
Income tax provision - at Effective income tax rate	$7,449	$8,507

The income tax provision for the three months ended June 30, 2016 and 2015 was $7,449 and $8,507, respectively. The decrease in the income tax provision for the three months ended June 30, 2016 is primarily the result of decreases in the amount of pre-tax income recorded in the United States and France, when compared to the same period in 2015. The decrease in the income tax provision for the three months ended June 30, 2016 would have been larger, but a tax benefit from stock-based compensation recorded in the same period in 2015 did not repeat in 2016.

			Six Months Ended
	Six Months Ended		Increase / (Decrease)
	June 30,		2016 vs. 2015
Income Tax Provision:	2016	2015	$ %
Income tax provision	$14,761	$17,214	$(2,453)	(14.3)%
Percentage of income (loss) before income taxes	(131.2)%	126.9%

The items accounting for the difference between the income tax provision computed at the French statutory rates and the Company's effective tax rate are as follows:

	Six Months Ended
	June 30,
	2016	2015

Statutory tax rate	33.3%	33.3%
International tax rates differential	(27.7)%	27.6%
Valuation allowance on net operating losses	(34.8)%	2.4%
Nondeductible contingent consideration	(96.0)%	90.9%
Nondeductible stock-based compensation	(3.9)%	(26.4)%
Deferred charge from IP transfer	(4.4)%	0.5%
State and local income taxes	(4.2)%	1.9%
Other	6.4%	(3.4)%
Effective income tax rate	(131.2%)	126.9%

Income tax provision - at Statutory tax rate	$(3,748)	$4,518
International tax rates differential	3,115	3,748
Valuation allowance on net operating losses	3,913	332
Nondeductible contingent consideration	10,800	12,329
Nondeductible stock-based compensation	434	(3,579)
Deferred charge from IP transfer	493	69
State and local income taxes	477	255
Other	(723)	(458)
Income tax provision - at Effective income tax rate	$14,761	$17,214

The income tax provision for the six months ended June 30, 2016 and 2015 was $14,761 and $17,214, respectively. The decrease in the income tax provision for the six months ended June 30, 2016 is primarily the result of decreases in the amount of pre-tax income recorded in the United States and France, when compared to the same period in 2015. The decrease in the income tax provision for the six months ended June 30, 2016 would have been larger, but a tax benefit from stock-based compensation recorded in the same period in 2015 did not repeat in 2016 and the Company was required to record a valuation allowance against the net operating losses generated in France in 2016.

Liquidity and Capital Resources

The Company's cash flows from operating, investing and financing activities, as reflected in the Condensed Consolidated Statements of Cash Flows, are summarized in the following table:

Six Months Ended
Six Months Ended	Increase / (Decrease)
June 30,	2016 vs. 2015
Net cash provided by (used in):	2016	2015	$	%

Operating activities	$15,921	$39,301	$(23,380)	(59.5)%
Investing activities	(50,114)	(10,556)	(39,558)	(374.7)%
Financing activities	(7,388)	(10,872)	3,484	32.0%

Operating Activities

Net cash provided by operating activities of $15,921 for the six months ended June 30, 2016 decreased $23,380 compared to the same prior year period. This decline in operating cash flow is primarily due to lower cash earnings largely driven from lower revenues for the six months ended June 30, 2016 when compared to the same period last year. Additionally, contributing to the lower operating cash flows was a shift in the classification of earn-out payments for related party contingent consideration and royalty payments for related party payables from financing activities to operating activities. During the first half of 2016, the cumulative life-to-date payments of such related party payables reached and exceeded the original fair value of the related liabilities and as such the Company began classifying all payments in excess of these original fair values within operating activities. Payments in excess of the original fair value totaling $8,928 were classified within operating activities for the six months ended June 30, 2016, compared to the same period in 2015 during which all such cash payments were classified as financing activities.

Investing Activities

Cash used in investing activities of $50,114 for the six months ended June 30, 2016 increased $39,558 compared to the same prior year period. This increase was primarily driven by higher use of cash for net purchases of marketable securities of $44,435.

Financing Activities

Cash used in financing activities of $7,388 for the six months ended June 30, 2016 decreased $3,484 compared to the same prior year period. The decrease in cash used in financing activities during 2016 was driven primarily by the $4,903 debt payment in the first half of 2015. No such payment was made in 2016.

Liquidity and Risk Management

We believe that our existing cash and marketable securities balances and cash we expect to generate from operations will be sufficient to fund our operations and to meet our existing obligations for the foreseeable future. The adequacy of our cash resources depends on many assumptions, including primarily our assumptions with respect to product revenues and expenses, as well as the other factors set forth in “Risk Factors” within Part I, Item 1A of the Company’s 2015 Annual Report. To continue to grow our business, we will need to commit substantial resources, which could result in future losses or otherwise limit our opportunities or affect our ability to operate our business. Our assumptions may prove to be wrong or other factors may adversely affect our business, and as a result we could exhaust or significantly decrease our available cash and marketable securities balances which could, among other things, force us to raise additional funds and/or force us to reduce our expenses, either of which could have a material adverse effect on our business.

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

Other Matters

Litigation

The Company is subject to potential liabilities generally incidental to its business arising out of present and future lawsuits and claims related to product liability, personal injury, contract, commercial, intellectual property, tax, employment, compliance and other matters that arise in the ordinary course of business. The Company accrues for potential liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. At June 30, 2016 and December 31, 2015, there were no contingent liabilities with respect to any threat of litigation, arbitration or administrative or other proceeding that are reasonably likely to have a material adverse effect on the Company’s condensed consolidated financial position, results of operations, cash flows or liquidity.

Material Commitments

Other than commitments to Recipharm and for operating leases as disclosed in Note 12 - Contingent Liabilities and Commitments to the Company's consolidated financial statements included in Part II, Item 8 of the Company’s 2015 Annual Report, there were no other material commitments outside of the normal course of business. Material commitments in the normal course of business include long-term debt, and post-retirement benefit plan obligations which are disclosed in Note 7 - Long-Term Debt and Note 10 – Post-Retirement Benefit Plans, respectively, to the Company's consolidated financial statements included in Part II, Item 8 of the Company’s 2015 Annual Report and long-term contingent consideration payable as disclosed in Note 7 – Long-term Related Party Payable, to the Company's condensed consolidated financial statements included in Part I, Item 1 of this report.

Contractual Obligations

Disclosures regarding contractual obligations are included in Part II, Item 7 of the Company’s 2015 Annual Report and updated in Note 7 – Long-term Contingent Consideration Payable to the Company's condensed consolidated financial statements included in Part I, Item 1 of this Report.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

The Company is subject to interest rate risk as a result of its portfolio of marketable securities. The primary objectives of our investment policy are as follows: safety and preservation of principal and diversification of risk; liquidity of investments sufficient to meet cash flow requirements; and competitive yield. Although our investments are subject to market risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or certain types of investment. Our investment policy allows us to maintain a portfolio of cash equivalents and marketable securities in a variety of instruments, including U.S. federal government and federal agency securities, European Government bonds, corporate bonds or commercial paper issued by U.S. or European corporations, money market instruments, certain qualifying money market mutual funds, certain repurchase agreements, tax-exempt obligations of states, agencies, and municipalities in the U.S. and Europe, and common stocks.

Foreign Exchange Risk

We have significant operations in Europe as well as in the U.S. The functional currency of each of our foreign subsidiaries is generally the local currency. We are exposed to foreign currency exchange risk as the functional currency financial statements of foreign subsidiaries are translated to U.S. dollars. The assets and liabilities of our foreign subsidiaries having a functional currency other than the U.S. dollar are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and at the average exchange rate for the reporting period for revenue and expense accounts. The cumulative foreign currency translation adjustment is recorded as a component of accumulated other comprehensive loss in shareholders’ equity. The reported results of our foreign subsidiaries will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. Our primary currency translation exposure is related to our subsidiaries that have functional currencies denominated in Euro.

Transactional exposure arises where transactions occur in currencies other than the functional currency. Transactions in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction. The resulting monetary assets and liabilities are translated into the appropriate functional currency at exchange rates prevailing at the balance sheet date and the resulting gains and losses are reported in foreign currency gain (loss) in the Condensed Consolidated Statements of Loss. As of June 30, 2016, our primary exposure to transaction risk related to U.S. dollar net monetary assets and liabilities held by subsidiaries with a Euro functional currency. Realized and unrealized foreign exchange gains of $1,680 and losses of $1,261 for the three and six months ended June 30, 2016, respectively, resulted from transactional exposure.

ITEM 4.     CONTROLS AND PROCEDURES.

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2016, the end of the period covered by this quarterly report on Form 10-Q.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on their evaluation, as of the end of the period covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not effective because of the material weaknesses in our internal control over financial reporting as described in Item 9A in our Annual Report on Form 10-K as of December 31, 2015 .

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or 15d-15 that occurred during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the Company’s continued implementation of action plans to improve the effectiveness of our internal control over financial reporting and disclosure controls and procedures under the leadership of our Senior Vice President and Chief Financial Officer, who was hired in November 2015, with the assistance of our Chief Accounting Officer, who was hired in December 2015. While we have made progress in all areas of our remediation plan relating to the material weaknesses described in our Form 10-K as of December 31, 2015, we specifically focused on the revenue recognition process. In the area of revenue recognition, we assessed and enhanced the design and documentation of our revenue controls and developed a plan for testing their operating effectiveness. Further, we continue to add to our finance staff, implemented a new information technology system and designed more robust and effective general computer access controls and developed a plan for testing their operating effectiveness. Our Audit Committee contributes to establishing the appropriate tone at the top by emphasizing to senior leadership the importance of a sound internal control environment and also by approving our remediation plan and the subsequent monitoring of its progress.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

The information contained in Note 14 – Commitments and Contingencies to the Company's condensed consolidated financial statements included in Part I, Item 1 of this Report is incorporated by reference herein.

ITEM 1A.	RISK FACTORS.

There have been no material changes in our risk factors from those previously disclosed in the Company's 2015 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Revisions to Prior Period Financial Statements Resulting From Reclassifications and Corrections of Immaterial Errors

During the second quarter of 2016, the Company revised its consolidated financial statements for prior periods to reflect the impact of certain immaterial errors related to such periods, as well as for certain reclassifications to conform to the presentation used in 2016.

The Company has assessed the impact of these errors on its prior period financial statements included in our December 31, 2015 Annual Report on Form 10-K and concluded that the errors were not material to those financial statements.

Although the effect of the errors was not material to any previously issued financial statements, the cumulative effect of correcting the errors would have been material for the period ended June 30, 2016.

Consequently, the Company has presented the effects of these errors and reclassifications on its prior period financial statements in the tables below.  In future filings the financial statements for comparative periods affected by these errors and reclassifications will be revised.

The impact of the above errors and reclassifications on previously presented line items for each period included within the Company’s December 31, 2015 Annual Report on Form 10-K and March 31, 2016 Quarterly Report on Form 10-Q is as follows:

Consolidated Statements of Income (Loss)

	Three Months Ended
	March 31, 2016
	As	Correction of Immaterial Errors				As
	filed			(e)	(d)	revised

Cost of products and services sold	$4,395	$-	$-		$(489)	$3,906
Changes in fair value of related party contingent consideration	7,916	-	-	327	-	8,243
Total operating expenses	30,674	-	-	327	(489)	30,512
Operating income (loss)	5,542	-	-	(327)	489	5,704
Other Expense - changes in fair value of related party payable	(1,861)	-	-	327	-	(1,534)
Income (loss) before income taxes	765	-	-	-	489	1,254
Income tax provision (benefit)	7,141	-	-	-	171	7,312
Net Income (Loss)	(6,376)	-	-	-	318	(6,058)
Earnings (loss) per share - Basic	$(0.15)	$-	$-	$-	$-	$(0.15)
Earnings (loss) per share - Diluted	$(0.15)	$-	$-	$-	$-	$(0.15)

	Year Ended
	December 31, 2015
	As	Correction of Immaterial Errors				As
	filed	(a)	(b)	(c)	(d)	revised

Product sales and services	$172,488	$-	$-	$(200)	$-	$172,288
Total revenue	173,209	-	-	(200)	-	173,009
Cost of products and services sold	10,921	-	-	-	489	11,410
Total operating expenses	101,762	-	-	-	489	102,251
Operating income (loss)	71,447	-	-	(200)	(489)	70,758
Income (loss) before income taxes	78,394	-	-	(200)	(489)	77,705
Income tax provision (benefit)	37,735	(1,587)	-	(70)	(171)	35,907
Net income (loss)	40,659	1,587	-	(130)	(318)	41,798
Net income (loss) per share - basic	$1.00	$0.04	$-	$-	$(0.01)	$1.03
Net income (loss) per share - diluted	$0.93	$0.04	$-	$-	$(0.01)	$0.96

	Year Ended
	December 31, 2014
	As	Correction of Immaterial Errors				As
	filed	(a)	(b)	(c)	(d)	revised

Product sales and services	$11,993	$-	$-	$200	$-	$12,193
Total revenue	14,775	-	-	200	-	14,975
Operating income (loss)	(93,857)	-	-	200	-	(93,657)
Income (loss) before income taxes	(90,331)	-	-	200	-	(90,131)
Income tax provision (benefit)	(1,407)	-	693	70	-	(644)
Net income (loss) from continuing operations	(88,924)	-	(693)	130	-	(89,487)
Net income (loss)	(84,906)	-	(693)	130	-	(85,469)
Net income (loss) per share - basic and diluted from continuing operations	$(2.45)	$-	$(0.02)	$-	$-	$(2.47)
Net income (loss) per share - basic and diluted	$(2.34)	$-	$(0.02)	$-	$-	$(2.36)

	Year ended
	December 31, 2013
	As	Correction of Immaterial Errors				As
	filed	(a)	(b)	(c)	(d)	revised

Income tax provision (benefit)	$(11,244)	$-	$(333)	$-	$-	$(11,577)
Net income (loss) from continuing operations	(46,509)	-	333	-	-	(46,176)
Net income (loss)	(42,925)	-	333	-	-	(42,592)
Net income (loss) per share - basic and diluted from continuing operations	$(1.83)	$-	$0.02	$-	$-	$(1.81)
Net income (loss) per share - basic and diluted	$(1.69)	$-	$0.02	$-	$-	$(1.67)

Consolidated Balance Sheets

	March 31, 2016
	As	Correction of Immaterial Errors				Reclassifications		As
	filed	(a)	(c)	(d)	(f)	(g)	(h)	revised

Accounts receivable	$4,865	$-	$-	$-	$-	$536	$-	$5,401
Total current assets	180,474	-	-	-	-	536	-	181,010
Total assets	255,010	-	-	-	-	536	-	255,546
Current portion of long-term related party payable	28,403	-	-	-	(4,000)	-	-	24,403
Accounts payable	17,674	-	-	-	-	(3,427)	-	14,247
Accrued expenses	3,346	-	-	-	-	3,631	-	6,977
Income taxes	5,844	(227)	-	-	-	-	-	5,617
Total current liabilities	60,943	(227)	-	-	(4,000)	204	-	56,920
Long-term related party payable, less current portion	102,656	-	-	-	4,000	-	-	106,656
Deferred taxes	3,507	(1,360)	-	-	-	-	-	2,147
Other	2,495	-	-	-	-	332	-	2,827
Total liabilities	185,311	(1,587)	-	-	-	536	-	184,260
Accumulated deficit	(286,169)	1,587	-	-	-	-	-	(284,582)
Total shareholders' equity	69,699	1,587	-	-	-	-	-	71,286
Total liabilities and shareholders' equity	255,010	-	-	-	-	536	-	255,546

	December 31, 2015
	As	Correction of Immaterial Errors				Reclassifications		As
	filed	(a)	(c)	(f)	(g)	(h)	(i)	revised

Accounts receivable	$6,978	$-	$-	$-	$-	$509	$-	$7,487
Inventories	4,155	-	-	(489)	-	-	-	3,666
Prepaid expenses and other current assets	7,989	-	-	-	-	-	75	8,064
Total current assets	166,306	-	-	(489)	-	509	75	166,401
Other	158	-	-	-	-	-	9	167
Total assets	214,977	-	-	(489)	-	509	84	215,081
Current portion of long-term related party payable	28,614	-	-	-	(3,410)	-	-	25,204
Accounts payable	10,565	-	-	-	-	(5,517)	-	5,048
Accrued expenses	3,598	-	-	-	-	5,710	-	9,308
Income taxes	323	(227)	-	(171)	-	-	75	-
Total current liabilities	48,788	(227)	-	(171)	(3,410)	193	75	45,248
Long-term related party payable, less current portion	94,079	-	-	-	3,410	-	-	97,489
Deferred taxes	1,351	(1,360)	-	-	-	-	9	-
Other	2,210	-	-	-	-	316	-	2,526
Total liabilities	147,112	(1,587)	-	(171)	-	509	84	145,947
Accumulated deficit	(279,793)	1,587	-	(318)	-	-	-	(278,524)
Total shareholders' equity	67,865	1,587	-	(318)	-	-	-	69,134
Total liabilities and shareholders' equity	214,977	-	-	(489)	-	509	84	215,081

	December 31, 2014
	As	Correction of Immaterial Errors				Reclassifications		As
	filed	(a)	(c)	(f)	(g)	(h)	(i)	revised

Accounts receivable	$1,679	$-	$200	$-	$-	$(23)	$-	$1,856
Total current assets	112,322	-	200	-	-	(23)	-	112,499
Total assets	174,205	-	200	-	-	(23)	-	174,382
Current portion of long-term related party payable	39,892	-	-	-	(7,050)	-	-	32,842
Accounts payable	8,024	-	-	-	-	(871)	-	7,153
Accrued expenses	5,667	-	-	-	-	717	-	6,384
Income taxes	7,643	-	70	-	-	-	-	7,713
Total current liabilities	70,842	-	70	-	(7,050)	(154)	-	63,708
Long-term related party payable, less current portion	74,858	-	-	-	7,050	-	-	81,908
Other	2,333	-	-	-	-	131	-	2,464
Total liabilities	149,310	-	70	-	-	(23)	-	149,357
Accumulated deficit	(320,452)	-	130	-	-	-	-	(320,322)
Total shareholders' equity	24,895	-	130	-	-	-	-	25,025
Total liabilities and shareholders' equity	174,205	-	200	-	-	(23)	-	174,382

(a)	Reflects the cumulative 2015 correction of $1,587 of income tax benefits related to the deductibility of the U.S. Internal Revenue Code Section 483 imputed interest on contingent consideration liabilities which should have been recorded in prior periods ($866, $292, $863 and ($434) in the first, second, third and fourth quarters of 2015, respectively).

(b)

Reflects the correction of $2,606 of income tax benefits from stock-based compensation and certain other items which were originally recorded in the fourth quarter of 2015 but should have been recorded in prior periods ($360 in 2012, $333 in 2013, $(693) in 2014, and $830, $1,026 and $750 in the first, second and third quarters of 2015, respectively). As these items were originally corrected in the fourth quarter of 2015, no adjustment was required to correct the consolidated balance sheet at December 31, 2015.

(c)

Reflects the correction of a $200 overstatement of revenue in the first quarter of 2015 resulting from errors in certain estimates of ending inventory amounts at our wholesalers which were originally corrected in the first quarter of 2015 but should have been recorded in the fourth quarter of 2014.

(d)

Reflects the correction of a $489 error in the Company’s inventory obsolescence reserve accrual and expense which was originally recorded in the first quarter of 2016 but should have been recorded in the fourth quarter of 2015.

(e)

Reflects the correction of a $327 classification error where the change in fair value of related party contingent consideration for FSC should have been classified within Operating expenses rather than within Other expenses during the first quarter of 2016.

(f)	Reflects the correction of a balance sheet classification error which overstated the current portion of the long-term related party payable by $4,000, $3,410 and $7,050 at March 31, 2016 and December 31, 2015 and 2014, respectively.

(g)	Reflects revisions to the presentation of certain gross to net revenue reserves which were previously included in accounts payable and are now included in accrued expenses.

(h)	Reflects balance sheet reclassifications required to properly net the accrued income tax and deferred income tax amounts within the balance sheet as a result of the adjustments made in items (a) through (g) above.

In addition to the specific amounts identified within the tables above, the Company also changed the names of the previously-reported “Interest expense – changes in fair value of related party financing related contingent consideration” line on the condensed consolidated statement of income (loss) to “Other expense – changes in fair value of related party payable”, and the previously-reported “Long-term related party contingent consideration payable” line on the condensed consolidated balance sheet to “Long-term related party payable” to better reflect the underlying nature of certain royalty agreements in prior periods. These arrangements should have been evaluated under ASC 470 and included as a related party payable rather than as contingent consideration, with the related expense classified as “Other expense” rather than “Interest expense”.

While the balance sheet revisions and reclassifications noted in the tables above impact their corresponding captions within the cash flows provided by (used in) operating activities section of the Company’s consolidated statements of cash flows in each period of 2015, 2014 and 2013, there was no impact to the total net cash provided by (used in) operating activities in any of these periods. For the first quarter of 2016, an immaterial classification error was identified within the condensed consolidated statement of cash flows where $2,126 of cash payments for long-term related party payables were understated within cash flows provided by (used in) operating activities and overstated within cash flows provided by (used in) financing activities.

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

FLAMEL TECHNOLOGIES S.A. (Registrant)

Date: August 15, 2016	By:	/s/ Michael F. Kanan
Michael F. Kanan
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

- 40 -