Form 10-K
period 2016-12-31
AVADEL PHARMACEUTICALS PLC
filed 2017-03-28
CIK 1012477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

Commission file number: 000-28508

AVADEL PHARMACEUTICALS PLC
(Exact name of registrant as specified in its charter)

Ireland	98-1341933
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

Block 10-1, Blanchardstown Corporate Park Ballycoolin Dublin 15, Ireland	Not Applicable
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: +011-1-485-1200

Securities registered pursuant to Section 12(b) of the Act:

American Depositary Shares* Ordinary Shares**	NASDAQ Stock Market LLC (NASDAQ Global Market)
Title of each class	Name of exchange on which registered

*	American Depositary Shares may be evidenced by American Depository Receipts. Each American Depositary Share represents one (1) Ordinary Share.

**	Nominal value $0.01 per share. Not for trading, but only in connection with the listing of American Depositary Shares.

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

Large accelerated filer ☐           Accelerated filer ☒
Non-accelerated filer ☐              Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐     No   ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was $435,055,125 based on the closing sale price of the registrant’s American Depositary Shares as reported by the Nasdaq Global Market on June 30, 2016. Such market value excludes 733,328 ordinary shares, $0.01 per share nominal value, held by each officer and director and by shareholders that the registrant concluded were affiliates of the registrant on that date. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

The number of the registrant's ordinary shares, $0.01 per share nominal value, outstanding as of March 20, 2017 was 41,379,554.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of either (a) a definitive proxy statement involving the election of directors or (b) an amendment to this Form 10-K, either of which will be filed within 120 days after December 31, 2016, are incorporated by reference into Part III of this Form 10-K.

Cautionary Disclosure Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements. We may make additional written or oral forward-looking statements from time to time in filings with the Securities and Exchange Commission or otherwise. The words “will,” “may,” “believe,” “expect,” “anticipate,” “estimate,” “project” and similar expressions, and the negatives thereof, identify forward-looking statements, which speak only as of the date the statement is made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933 as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Although we believe that our forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business and operations, our business is subject to significant risks and there can be no assurance that actual results of our research, development and commercialization activities and our results of operations will not differ materially from our expectations. Factors that could cause actual results to differ from expectations in our forward-looking statements include, among others, those specified in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K, including:

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

•	if third party payors choose not to reimburse our pediatric products our sales and profitability could suffer.

•	if we cannot keep pace with the rapid technological change in our industry, we may lose business, and our drug delivery platforms could become obsolete or noncompetitive.

•	the impact of the acquisition of FSC on our financial results may be worse than the assumptions we have used.

•	if we cannot adequately protect our intellectual property and proprietary information, we may be unable to sustain a competitive advantage.

•	our effective tax rate could be highly volatile and could adversely affect our operating results.

•	we depend on key personnel to execute our business plan and the loss of any one or more of these key personnel may limit our ability to effectively pursue our business plan.
Forward-looking statements are subject to inherent risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. We undertake no obligation to update these forward-looking statements as a result of new information, future events or otherwise. You should not place undue reliance on these forward-looking statements. Statements in this Annual Report on Form 10-K including those set forth above and in the “Risk Factors” section of this Annual Report on Form 10-K, describe factors, among others, that could contribute to or cause such differences.

PART I
Item 1.        Business.
(Amounts in thousands, unless otherwise noted)
General Overview
Avadel Pharmaceuticals PLC (“Avadel,” the “Company,” “we,” “our,” or “us”) is a specialty pharmaceutical company engaged in identifying, developing, and commercializing niche branded pharmaceutical products mainly in the U.S. Our business model consists of three distinct strategies:

•
the development of differentiated, patent protected products through application of the Company’s proprietary patented drug delivery platforms, Micropump® and LiquiTime®, that target high-value solid and liquid oral and alternative dosages forms through the U.S. Food and Drug Administration (FDA) 505(b)(2) approval process, which allows a sponsor to submit an application that doesn’t depend on efficacy, safety, and toxicity data created by the sponsor. In addition to Micropump® and LiquiTime®, the Company has two other proprietary drug delivery platforms, Medusa™ (hydrogel depot technology for use with large molecules and peptides) and Trigger Lock™ (controlled release of opioid analgesics with potential abuse deterrent properties).

•
the identification of Unapproved Marketed Drugs (“UMDs”), which are currently sold in the U.S., but unapproved by the FDA, and the pursuit of approval for these products via a 505(b)(2) New Drug Application (NDA). To date, the Company has received approvals through this “unapproved-to-approved” avenue for three products: Bloxiverz® (neostigmine methylsulfate injection), Vazculep® (phenylephrine hydrochloride injection) and Akovaz® (ephedrine sulfate injection). As a potential source of near-term revenue growth, Avadel is working on the development of a fourth product for potential NDA submission by year-end 2017, and seeks to identify additional product candidates for development with this strategy.

•
the acquisition of commercial and or late-stage products or businesses. The Company markets three branded pediatric-focused pharmaceutical products in the primary care space, and a 510(k) approved device that will launch in the second quarter of 2017, all of which were purchased through the acquisition of FSC Laboratories and FSC Pediatrics on February 5, 2016. We will consider further acquisitions, and the Company continues to look for assets that could fit strategically into its current or potential future commercial sales force.

Corporate Information
The Company was incorporated on December 1, 2015 as an Irish private limited company, and re-registered as an Irish public limited company, or plc, on November 21, 2016. Its principal place of business is located at Block 10-1, Blanchardstown Corporate Park, Ballycoolin, Dublin 15, Ireland. Its phone number is 011-353-1-485-1200, and its website is www.Avadel.com.
The Company is the successor to Flamel Technologies S.A., a French société anonyme (“Flamel”), as the result of the merger of Flamel with and into the Company which was completed at 11:59:59 p.m., Central Europe Time, on December 31, 2016 (the “Merger”) pursuant to the agreement between Flamel and Avadel entitled Common Draft Terms of Cross-Border Merger dated as of June 29, 2016 (the “Merger Agreement”). Immediately prior to the Merger, the Company was a wholly owned subsidiary of Flamel. In accordance with the Merger Agreement, as a result of the Merger:

•	Flamel ceased to exist as a separate entity and the Company continued as the surviving entity and assumed all of the assets and liabilities of Flamel.

•	our authorized share capital is $5,500 divided into 500,000,000 ordinary shares with a nominal value of $0.01 each and 50,000,000 preferred shares with a nominal value of $0.01 each

◦
all outstanding ordinary shares of Flamel, €0.122 nominal value per share, were canceled and exchanged on a one-for-one basis for newly issued ordinary shares of the Company, $0.01 nominal value per share. This change in nominal value of our outstanding shares resulted in our reclassifying $5,937 on our balance sheet from ordinary shares to additional paid-in capital

◦
our board of directors is authorized to issue preferred shares on a non-pre-emptive basis, for a maximum period of five years, at which point it may be renewed by shareholders. The board of directors has discretion to dictate terms attached to the preferred shares, including voting, dividend, conversion rights, and priority relative to other classes of shares with respect to dividends and upon a liquidation.

•	all outstanding American Depositary Shares (ADSs) representing ordinary shares of Flamel were canceled and exchanged on a one-for-one basis for ADSs representing ordinary shares of the Company.
Thus, the Merger changed the jurisdiction of our incorporation from France to Ireland, and an ordinary share of the Company held (either directly or represented by an ADS) immediately after the Merger continued to represent the same proportional interest in our equity owned by the holder of a share of Flamel immediately prior to the Merger.
References in these consolidated financial statements and the notes thereto to “Avadel,” the “Company,” “we,” "our," “us,” and similar terms shall be deemed to be references to Flamel prior to the completion of the Merger, unless the context otherwise requires.
Prior to completion of the Merger, the Flamel ADSs were listed on the Nasdaq Global Market (“Nasdaq”) under the trading symbol “FLML”; and immediately after the Merger the Company’s ADSs were listed for and began trading on Nasdaq on January 3, 2017 under the trading symbol “AVDL.”
Further details about the reincorporation, the Merger and the Merger Agreement are contained in our definitive proxy statement filed with the Securities and Exchange Commission (the “SEC”) on July 5, 2016, and elsewhere in this Item 1 under the caption “- The Flamel Merger.”
Under Irish law, the Company can only pay dividends and repurchase shares out of distributable reserves, as discussed further in the Company's proxy statement filed with the SEC as of July 5, 2016. Upon completion of the Merger, the Company did not have any distributable reserves. On February 15, 2017, the Company filed a petition with the High Court of Ireland seeking the court's confirmation of a reduction of the Company's share premium so that it can be treated as distributable reserves for the purposes of Irish law. On March 6, 2017, the High Court issued its order approving the reduction of the Company's share premium which can be treated as distributable reserves.
The Company currently has four direct wholly owned operating subsidiaries: Avadel US Holdings, Inc., Flamel Ireland Limited, trading under the name Avadel Ireland, Avadel Investment Company Limited and Avadel France Holding SAS. Avadel US Holdings, Inc. is a Delaware corporation, and is the holding entity of Avadel Pharmaceuticals (USA), Inc. (Formerly FSC Laboratories, Inc.), Avadel Legacy Pharmaceuticals, LLC (formerly Éclat Pharmaceuticals, LLC), Avadel Management Corporation, and Avadel Operations Company, Inc. Avadel Ireland is a corporation organized under the laws of Ireland and is where all intangible property was relocated on December 16, 2014. Avadel France Holding SAS is a société par actions simplifiée, organized under the laws of France and is the holding entity of Avadel Research SAS where the Company’s research and development activities take place. A complete list of the Company’s subsidiaries can be found in Exhibit 21.1 to this Annual Report on Form 10-K.
Our Business Model
Our three development strategies allow us to develop and/or license or acquire differentiated branded products for FDA approval and commercialization, principally in the United States. The Company is currently able to self-fund most product development opportunities thereby having less reliance on partners. The Company has narrowed its drug delivery focus to center around the Micropump and LiquiTime platforms, and although it currently maintains ownership of Trigger Lock and Medusa, it will assess potential opportunities to divest or partner/license these technology platforms.
Business Strengths and Strategies
Our business strengths and strategies include:

•
Continued Development of our Drug Delivery Technologies: Our versatile, proprietary drug delivery platforms (Micropump®, LiquiTime®, Trigger Lock™, Medusa™) allow us to select unique product development opportunities, representing either “life cycle” opportunities, whereby additional intellectual property (IP) can be added to a pharmaceutical to extend the commercial viability of a product, for marketed chemical and biological drugs (via 505(b)(2) approval), or innovative formulation opportunities for new chemical entities (NCE) or new biological entities (NBE) (via NDA regulatory path). Several products formulated using our proprietary drug delivery platforms are currently under various stages of development. These products will be marketed either by the Company and/or by partners via licensing/distribution agreements (see “- Other Products Under Development - Proprietary pipeline to deliver several regulatory filings (US and/or EU) through 2018”) in this Part I, Item 1 of this Annual Report on Form 10-K).

•
Continued exploration and development of additional unapproved to approved drug products: Our unapproved to approved drug development process may provide us with near term revenue growth and provide cash flows that can be used to fund R&D and inorganic initiatives.

•
Inorganic growth through Acquisitions and/or Partnerships: The Company maintains a strong balance sheet with substantial liquidity and no long-term debt with fixed maturities. The Company intends to explore and pursue appropriate inorganic growth opportunities that complement its drug delivery platforms or to acquire proprietary products that enhance profitability and cash flow. This goal was evidenced in early 2016 with the acquisition of FSC Holdings, LLC and its subsidiaries, specialty pharmaceutical companies which focus on the commercialization of pediatric products and devices. The acquisition of the FSC companies adds to our marketing and licensing knowledge of commercial processes in the U.S, which we believe enhances our ability to identify potential product candidates for development, leverages new opportunities for the application of our drug delivery platforms, and establishes a commercial footprint to license and market products in the U.S.

•
Divestitures and out licensing: We intend to narrow our focus to our two most developed drug delivery platforms, Micropump® and LiquiTime®, and plan to divest or out-license Trigger Lock™, for abuse deterrence, and Medusa™, for extended-release subcutaneous injection. We believe the Trigger Lock™ and Medusa™ platforms are robust and well protected from an IP standpoint; however, their development and FDA approval may require investments in clinical work and infrastructure which we are not currently prepared to support. In 2015, the Company entered into a transaction in which it granted Elan Pharma International Limited an exclusive U.S. license to use the Company’s LiquiTime technology for Over-the-Counter ("OTC") products.

Developments in 2016 and 2017
On February 8, 2016, we acquired FSC Holdings, LLC, together with its wholly owned subsidiaries FSC Pediatrics, Inc., FSC Therapeutics, LLC, and FSC Laboratories, Inc. (collectively, "FSC"), from Deerfield CSF, LLC, an affiliate of Deerfield Management, one of the Company’s major shareholders. FSC was a Charlotte, NC-based specialty pharmaceutical company that markets three pediatric pharmaceutical products indicated for infection, allergy, gastroesophageal disease (GERD), and a medical device for the administration of aerosolized medication using pressurized Metered Dose Inhalers (pMDIs) for the treatment of asthma. Under the terms of the acquisition, Avadel will pay $21,250 over a five-year period to Deerfield for all of its equity interests in FSC Holdings. Specifically, Avadel will pay $1,050 annually for five years and will make a final payment in January 2021 of $15,000. Avadel will also pay Deerfield a 15% royalty per annum on net sales of the current FSC products, up to $12,500 for a period not exceeding ten years.
On March 31, 2016, we submitted a Special Protocol Assessment (SPA) to the FDA for a Phase III clinical trial of FT218, Avadel’s once-nightly formulation of sodium oxybate for the treatment of excessive daytime sleepiness and cataplexy in patients suffering from narcolepsy.
In May 2016, the FDA approved our NDA for Akovaz on its PDUFA date of April 30, 2016. Akovaz is the Company’s third UMD product and is the first NDA for ephedrine sulfate injection to be approved in the U.S.
In August 2016, we launched our third UMD product, Akovaz, into a market of approximately 7.5 million vials per year, representing the Company’s largest market opportunity to date.
In October 2016, we reached an agreement with the FDA for our SPA for our Phase III REST-ON trial to assess the safety and efficacy of FT218, a once-nightly Micropump-based formulation of sodium oxybate, for the treatment of excessive daytime sleepiness (EDS) and cataplexy.
During December 2016, the first patient enrolled in our REST-ON study was dosed.
Lead Products
Bloxiverz® (neostigmine methylsulfate injection), Bloxiverz’s NDA was filed on July 31, 2012. Bloxiverz, was approved by the FDA on May 31, 2013 and was launched in July 2013. Bloxiverz is a drug used intravenously in the operating room for the reversal of the effects of non-depolarizing neuromuscular blocking agents after surgery. Bloxiverz was the first FDA-approved version of neostigmine methylsulfate. Today, neostigmine is the most frequently used product for the reversal of the effects of other agents used for neuromuscular blocks. There are approximately four million vials sold annually in the U.S. On January 8, 2015 and December 28, 2015, the FDA approved the NDA submitted by Fresenius Kabi USA (“Fresenius”) for neostigmine methylsulfate (for both 0.5 mg/1mL and 1 mg/1mL strengths) and an ANDA submitted by Eurohealth International, an affiliate of West-Ward Pharmaceuticals Corp., neostigmine methylsulfate (for both 0.5 mg/1mL and 1 mg/1mL strengths), respectively. In 2016, we recognized total revenues of $82,896 for this product. (for more details, see “- Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K). In the future, sales of Bloxiverz is dependent upon the competitive market dynamics between Avadel, Fresenius, West-Ward and any subsequent ANDA approvals that may occur. Additionally, an alternative product marketed by Merck, Bridion (sugammadex), was approved in early 2016 and has taken approximately 30% of the neostigmine market away through early February 2017.

Vazculep® (phenylephrine hydrochloride injection) On June 28, 2013, the Company filed an NDA for Vazculep (phenylephrine hydrochloride injection). The product was approved by the FDA on June 27, 2014 and is indicated for the treatment of clinically important hypotension occurring in the setting of anesthesia. We started shipping Vazculep (in 1mL single use vials, and 5mL and 10mL pharmacy bulk package vials) to wholesalers in October 2014. There are approximately 7 million vials sold annually in the U.S. Vazculep is the only FDA-approved version of phenylephrine hydrochloride to be available in all three vial sizes. West-Ward Pharmaceuticals Corp. (“West Ward”) commercializes the 1mL single-dose vial, as an approved product in the U.S. In 2016, we recognized total revenues of $39,796 for this product. The volume of sales of Vazculep is dependent upon the competitive landscape in the marketplace.
Akovaz® (ephedrine sulfate injection). On June 30, 2015, the Company announced its third NDA was accepted by the FDA, and was granted approval for Akovaz on April 29, 2016. On August 12, 2016, we launched Akovaz, into a market of approximately 7.5 million vials annually in the U.S. The Company was the first approved formulation of ephedrine sulfate, an alpha- and beta- adrenergic agonist and a norepinephrine-releasing agent that is indicated for the treatment of clinically important hypotension occurring in the setting of anesthesia. Avadel began shipping the product to wholesalers in August 2016 in cartons of twenty-five 50 mg/mL 1mL single use vials. During 2016 Akovaz was the only FDA approved version of ephedrine sulfate being commercially sold in the U.S. In 2016, we recognized total revenues of $16,831 for this product. On January 27, 2017, Endo International plc’s (NASDAQ: ENDP) subsidiary Par Pharmaceuticals, received NDA approval for ephedrine sulfate, packaged in cartons of twenty-five 50mg/mL, 1mL single use vials. On March 2, 2017, Akorn Pharmaceuticals (NASDAQ: AKRX) received FDA approval for its ampule presentation. We expect this market to remain a three-player market.
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
Cefaclor for Oral Suspension, 125 mg/5 mL, 250 mg/5 mL and 375 mg/5 mL. Cefaclor is indicated for the treatment of otitis media, lower respiratory infections, pharyngitis and tonsillitis, urinary tract infections, and skin structure infections, caused by susceptible organisms. It is a second-generation cephalosporin antibiotic used to treat certain infections, caused by susceptible bacteria. Our Cefaclor offering was launched in 2015.
Flexichamber®. Flexichamber, a prescription medical device, is a collapsible holding chamber for use by patients under the care or treatment of a licensed healthcare professional to administer aerosolized medication from most pressurized Metered Dose Inhalers (MDI). Flexichamber is comprised of antistatic materials to help improve delivery of medication from MDIs to the patient, while minimizing the adherence of the medication to the walls of the chamber. Flexichamber can be used with or without a mask. The Company received FDA 510(k) clearance for Flexichamber in October 2014 and the product is expected to produce revenues by the end of the first quarter 2017 and will be actively promoted by our sales force at the onset of the second quarter 2017.
Other Products Under Development
FT218 is Avadel’s Micropump-based formulation of sodium oxybate. Sodium oxybate is the sodium salt of gamma hydroxybutyrate, an endogenous compound and metabolite of the neurotransmitter gamma-aminobutyric acid (GABA). It has been described as a therapeutic agent with high medical value; in Europe and the United States it is currently approved in a twice nightly formulation indicated for the treatment of cataplexy and excessive daytime sleepiness in patients with narcolepsy at doses up to 9g/night. In December 2016, the Company initiated patient enrollment and dosing for its REST-ON Phase III clinical trial to assess the safety and efficacy of its once nightly formulation of FT218 for the treatment of excessive daytime sleepiness (EDS) and cataplexy in patients suffering from narcolepsy. The study is a randomized, double-blind, placebo controlled study of 264 patients being conducted in 50 - 60 clinical sites in the U.S., Canada and western Europe. The Company expects enrollment to be completed by year end 2017. In preparation for its REST-ON trial, Avadel sought and consequently reached an agreement with the FDA for the design and planned analysis of its study through a Special Protocol Assessment (SPA). An SPA is an acknowledgement by the FDA that the design and planned analysis of a pivotal clinical trial adequately addresses the objectives necessary to support a regulatory submission. Should the trial reach its primary endpoints of EDS and cataplexy, the Company believes an SPA agreement with the FDA should help to mitigate several risks associated with receiving approval, such as any questions surrounding statistical powering.

Any additional studies, such as pivotal pharmacokinetic (PK) studies, needed for a New Drug Application (NDA) approval, will be run simultaneously, with the trial completion targeted for the first half of 2018. The study provides the potential to demonstrate improved efficacy, safety and patient satisfaction over the standard of care, JAZZ’s Xyrem®, a twice nightly sodium oxybate formulation, which is expected to generate revenues of between $1.1 and $1.125 billion in 2016.
We entered into an Exclusive License Agreement on September 30, 2015, with Elan Pharma International Limited, a subsidiary of Perrigo Company plc, for the U.S. rights to our LiquiTime drug delivery platform for the U.S. (OTC) drug market. Under the multi-product license agreement, we received an upfront payment of $6,000 and will be eligible for at least an additional $50,000 in approval and launch milestones. In addition, once commercialized we will receive mid-single digit royalties on net sales of the products. Avadel and Elan believe there is a large market opportunity for other OTC extended release liquid drug formulations, including products containing active ingredient combinations for the US cough/cold market, which analysts have estimated between $6 billion to $8 billion annually.
Avadel currently has four undisclosed products using the Micropump and LiquiTime technologies in proof of concept. These products are focused in the pediatric, psychiatric and central nervous system (CNS) therapeutic areas
Hydromorphone. Avadel also has a Trigger Lock-based abuse-deterrent, extended-release, oral hydromorphone product (FT227) in development. Hydromorphone is used for relief of moderate to severe pain in patients requiring [continuous] around-the-clock opioid treatment for an extended period of time. We announced in June 2015, positive results from two pilot pharmacokinetic (PK) studies in healthy volunteers of FT227. The PK studies were intended to provide sufficient data for the Company to select a preferred prototype formulation to move forward into pivotal studies. The studies compared three FT227 prototypes to the comparator product Jurnista© (sold as Exalgo© in the United States) in both fasted and fed conditions at a dose of 32mg. Under fasted conditions, comparing the AUC and the Cmax of FT227 to Jurnista in 16 subjects, the results identified a FT227 formulation that met the bioequivalence criteria for both parameters. Under fed conditions (14 subjects), the same formulation was bioequivalent in terms of AUC to Jurnista but outside of the Cmax bioequivalence criterion at the lower confidence interval level. Comparing the effect of food on the PK parameters of the FT227 prototypes across the two studies, no notable difference is seen in either AUC or Cmax in fed and fasted conditions. This suggests that administration of FT227 will not be subject to a clinically relevant food effect. In both studies FT227 was well tolerated and no serious adverse events were reported. In addition, Avadel has generated substantial in vitro data comparing the abuse deterrence properties of FT227 compared to other marketed abuse-deterrent opioid products. The Company believes that Trigger Lock is a robust platform for opioids that will set a high standard in terms of abuse deterrence. Further in vitro data have been generated on FT227 by an independent contract research organization which confirmed the effective abuse deterrent properties of the product. FT227 is designed to be filed as a 505(b)(2) New Drug Application (NDA). In the fourth quarter of 2016, the Company completed an alcohol interaction study, and will continue to seek out a licensing partner and or complete divestiture of the Trigger Lock platform. Avadel is currently seeking to divest or license this product candidate in addition to the full Trigger Lock platform and has discontinued spending on this platform.
Exenatide is a once-a-week Medusa-based injectable formulation of exenatide (FT228), a glucagon-like peptide-1 (“GLP-1”) agonist for the treatment of type 2 diabetes. The Company received positive results from a Phase 1b clinical trial of FT228, a once-weekly subcutaneous injection formulation of exenatide using its proprietary Medusa™ technology. The study achieved all pharmacokinetic (PK) and pharmacodynamic (PD) objectives throughout four weekly administrations of Medusa™ exenatide (FT228), and assessed the safety, steady-state PK profile and the product’s potential effect on biomarkers and surrogate endpoints upon repeated administrations. One dose per week of FT228 at 140mcg was administered to twelve Type 2 Diabetes Mellitus patients over a four-week period. Following each administration, a continuous release of exenatide was observed over a period of up to 14 days and a relative bioavailability exceeding 94% was demonstrated. The PD performance of FT228 was comparable to current marketed products, Victoza® (liraglutide IR) and Bydureon® (exenatide SR). Avadel is currently seeking to divest or license this product candidate in addition to the full Medusa platform, and has discontinued spending on this platform.
Additional Unapproved Marketed Drug Products
The Company intends to develop and seek NDA approval for select products that are currently marketed in the U.S. but are currently not approved by the FDA. The Company is actively developing a fourth unapproved sterile injectable product, for which it is working toward submission of an NDA by year end 2017. One of the Company’s principle criteria for the development of commercially viable products is a well-established record of efficacy. We believe this strategy may create opportunities to have the only approved version of products in niche markets, potentially enjoying a period of de facto exclusivity through the 505(b)(2) approval pathway. However, this strategy has a limited number of opportunities where a meaningful return on investment is possible given the lack of patent protection from competition. The Company plans to evaluate several other unapproved products for potential development throughout the course of 2017, and will formally announce its intention to move forward with development should a candidate be selected.

Proprietary Product Pipeline
The status of Avadel’s proprietary product pipelines is detailed in the followings table:

Proprietary Product Pipeline
Platform / Strategy	Drug/Product	Indication	Stage

Micropump®	Sodium oxybate	EDS / Cataplexy	Phase III trial ongoing
UMD #4	Sterile Injectable - Drug Undisclosed	Undisclosed	Development ongoing; target filing year end 2017
Pediatrics	flexichamber®	Asthma	540(k) approval; launch 1H 2017
LiquiTime®	Guaifenesin	Cough / Cold	Pivotal trial to commence pending stability data 1H 2017
LiquiTime®	Undisclosed	CNS	Proof of concept
LiquiTime®	Undisclosed	Pediatric	Proof of concept
Micropump®	Undisclosed	Pediatric	Proof of concept
Micropump®	Undisclosed	Psychiatric	Proof of concept
Trigger Lock™	Hydromorphone	Pain	PK work complete; seeking divestiture / partner to continue development
Medusa™	Exenatide	Diabetes	Phase 1(b) complete; seeking divestiture / partner to continue development
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
The drug delivery industry landscape has dramatically changed over the past decade and even more so during the past six years, largely as a function of the growing importance of generic drugs. The growth of generics (typically small molecules) and of large molecules (biosimilars) has been accelerated by the demand for less expensive pharmaceutical products. As a result, the pricing power of pharmaceutical companies will be more tightly controlled in the future.
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
Just as Avadel has undertaken a strategy of developing and commercializing its own products, few of Avadel’s “historical” competitors still pursue a sole drug delivery business model as many others have moved or are moving to the Specialty Pharma model. A few examples include, but are not limited to, Alkermes, Depomed, Ethypharm and Octoplus N.V. (subsidiary of Dr. Reddy’s).

Our drug delivery platforms primarily compete with technologies from companies such as:

Avadel’s Drug Delivery Platforms	Competition Category*	Selected Competitive Companies*
Micropump® (oral)	Solid sustained release	Alkermes plc; COSMO Pharmaceuticals SpA; Depomed, Inc.; Durect Corp.; Supernus Pharmaceuticals, Inc.; Veloxis Pharmaceuticals A/S (formerly LifeCycle Pharma)

LiquiTime® (oral)	Liquid sustained release	Neos Therapeutics, Inc. (“Neos”); Tris Pharma, Inc. (“Tris”)

Trigger-Lock™ (oral)	Abuse resistance
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
Avadel’s Specialty Pharma model (focusing on optimized re-formulations development capabilities) competes with a number of companies, based upon the product being developed. Examples of companies with whom we or future partners would compete, given our current pipeline, include Jazz Pharmaceuticals, Akorn Pharmaceuticals, Tris Pharma and others. Avadel as a specialty pharmaceutical company has various capabilities, including the use of the 505(b)(2) regulatory pathway, the life cycle management of drugs, and direct commercialization of drugs.
Market Opportunities
Drug delivery platforms are of particular interest for managing the life cycle of pharmaceutical products, as they offer many advantages:

•	improvements in bioavailability

•	pharmacokinetic improvements

•	enhanced efficacy

•	reduction of adverse events

•	improved patient compliance
Application of an improved and patented drug delivery technology to a drug provides differentiation and the potential to add product specific patent protection. Market exclusivity can also be granted for improvements to existing drugs. BCC Research estimated the global drug delivery market to worth an estimated $188 billion in 2014 and that the market grew to $194 billion in 2015. The increased number of geriatric patients and the demand for convenient drug delivery options offer major opportunities for the development of innovative and easy-to-use drug delivery platforms. In 2015, FDA’s Center for Drug Evaluation and Research (“CDER”) approved 41 novel new drugs, as new molecular entities (“NMEs”) under New Drug Applications (NDAs) or as new therapeutic biologics under Biologics License Applications (“BLAs”) (FDA, Novel New Drugs 2014, Summary, January 2015). Additionally, the FDA approved 82 “first time generic drugs” (FDA, ANDA (Generic) Drug Approvals in 2015, www.fda.gov).

Market opportunities for proprietary pipeline products that Avadel intends to pursue independently are estimated by the Company to be worth at least several hundred million dollars each. For example, Xyrem® (sodium oxybate) recorded $1.1 billion in sales for 2016 (source: Jazz press release Full Year and Fourth Quarter 2016 Financial Results, February 28, 2017) and is expected to generate between $1.2 and $1.25 billion in revenues in 2017; and the U.S. cough, cold, pain and allergy markets targeted by our LiquiTime-based products, is estimated between $6 billion and $8 billion annually (source: Nielsen Data Trend).
The industry faces many challenges. There are five main forces currently affecting all pharmaceutical and drug delivery companies and forcing the industry to adapt and to change: (i) the rise of generics; (ii) the rise in costs for new product development; (iii) the commoditization and acquisition of drug delivery technologies; (iv) the fact that integration of the drug delivery-based formulation development occurs at much earlier stage in the overall pharmaceutical development; and (v) higher regulatory and reimbursement hurdles.

These forces have affected the small molecule space to a greater extent, as biologics currently enjoy higher barriers to entry. In particular, in today’s environment, a drug has to demonstrate significant therapeutic efficacy advantage over the current standard of care in order to obtain third party payer coverage. Alternatively, changes in the delivery of a drug must create a demonstrable reduction in costs. Dosing convenience, by itself, is no longer sufficient to gain reimbursement acceptance. Drug delivery companies must now demonstrate, through costly Phase 3 trials, therapeutic efficacy of their new formulations. The FDA has actually encouraged drug companies developing enhanced formulations to use an abbreviated regulatory pathway: the 505(b)(2) NDA. Most drug delivery companies today are using this approach or the supplemental NDA pathway (“sNDA”). An NDA or sNDA is necessary to market an already approved drug for a new indication, or in a different dosage form or formulation. However, the sNDA approach requires cross-referencing the originator’s drug dossier, and eventually an alliance with the originator’s company for commercialization.
Because the drug delivery industry is highly competitive, participants seek ways to lessen the pressure and increase profitability. Avadel, resulting from the combination of its existing proprietary drug delivery platforms with the established commercial capability of its unapproved to approved product strategy has evolved into a Specialty Pharma company focusing on re-formulations and requiring shorter product development cycles by using a “fast track” NDA mechanism (505(b)(2)). The company’s commercial capabilities also differentiate it from some competitors. The pharmaceutical and biotechnology sectors, with an impending “patent cliff”, are forcing Big Pharma/Biotech to reorganize and creating niche opportunities for Specialty Pharma companies like Avadel.
Avadel’s Drug Delivery Platforms
Avadel owns and develops drug delivery platforms that address key formulation challenges, leading to the development of differentiated drug products for administration in various forms (e.g. capsules, tablets, sachets or liquid suspensions for oral use; or injectables for subcutaneous administration) and can be applied to a broad range of drugs (novel, already-marketed, or off-patent).
Micropump® is a microparticulate system that allows the development and marketing of modified and/or controlled release solid, oral dosage formulations of drugs. Micropump®-carvedilol and Micropump®-aspirin formulations have been approved in the U.S.
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
We believe that the Medusa platform provides a competitive advantage for developing differentiated injectable product profiles. Medusa-based formulations permit drugs’ full activity to be preserved in an extended release format with other potential advantages being, improved solubility, stability, and resistance to aggregation. Overall, Medusa™ can improve the patient experience through a change in the route of administration (e.g. switching from intravenous to subcutaneous injection) and may improve compliance through reduction of administration frequency (e.g. from once-a-day to once-a-week).
The Company will continue to selectively partner its proprietary formulations capabilities and will either commercialize products based on its drug delivery platforms on its own or sell or partner them.
Micropump®: Delivery Platform for the Modified and/or Controlled Release of Solid, Oral Dosage Formulations of Drugs
Avadel’s Micropump platform permits either extended or delayed delivery of small molecule drugs via the oral route. Micropump consists of a multiple-particulate system containing 5,000 to 10,000 microparticles/nanoparticles per capsule or tablet. The 200-500 microns diameter-sized microparticles are released in the stomach and pass into the small intestine, where each microparticle, operating as a miniature delivery system, releases the drug at an adjustable rate and over an extended period of time. The design of the Micropump microparticles allows an extended release in the Gastro-Intestinal (“GI”) tract allowing mean plasma residence times to be extended for up to 24 hours. The microparticles’ design can be adapted to each drug’s specific characteristics by modifying the coating composition and thickness as well as the composition of the excipients encapsulated with the drug. The resultant formulations can potentially offer improved efficacy (by extending therapeutic coverage), reduced toxicity and/or side effects (by reducing Cmax or peak drug concentration in the plasma, or by reducing intra- and inter-patient variability), and improved patient compliance (by reducing frequency of administration). The platform is applicable to poorly soluble (< 0.01mg/L) as well as highly soluble (> 500g/L) and to low dose (e.g. 4 mg) or high dose (e.g. 1,000 mg) drugs, while providing excellent mouth feel and taste masking properties. Micropump allows the achievement of extremely precise pharmacokinetic profiles extended (and/or delayed) release of single or combination of drugs, in a variety of formats (such as tablets, capsules, sachet, or liquids (LiquiTime), while preserving the targeted release rate over the shelf-life of the product.
Because R&D costs for reformulating a drug are typically substantially lower than for developing new chemical entities (NCEs), “reformulation approvals” provide an opportunity to extend the exclusivity period of already marketed drugs or create new market exclusivity for an off-patent drug. The Micropump platform has successfully transitioned to commercial stage with Coreg CR® (a GlaxoSmithKline (GSK) marketed product). Avadel currently has additional Micropump-based products in development, including sodium oxybate for EDS and cataplexy, which has been successfully tested in two Phase I clinical studies (see “- Proprietary Product Pipeline” in this Part I, Item 1 of this Annual Report on Form 10-K), and several early-stage feasibility studies of undisclosed drugs.
Micropump (and related products) is patent protected (see “- Proprietary Intellectual Property”). Coreg CR® Micropump-based microparticles are now being manufactured for GSK by Recipharm AB (see “- Strategic Alliances” in this Part I, Item 1 and “- Manufacturing” in this Part I, Item 1 of this Annual Report on Form 10-K).
LiquiTime®: Delivery Platform for the Modified/Controlled Release of Liquid, Oral Dosage Formulations of Drugs
U.S. sales of drugs, both prescription (Rx) and over-the-counter (OTC)) in liquid form for oral administration, exceeded $5.8 billion for the year 2016 (source: IMS). Amongst marketed “extended release” (twice-a-day or once-daily) liquid products areTussionex® (hydrocodone polistirex and chlorpheniramine polistirex) and its branded and generic alternatives, Delsym® and Delsym Children® (dextromethorphan polistirex developed and sold by Reckitt Benckiser plc.), Dyanavel XR (amphetamine, Tris) and Quillivant XR (methylphenidate) marketed by Pfizer. These products totaled almost $299 million sales in 2016 (source: IMS). Avadel has maintained the prescription rights to LiquiTime, as it views prescription products as higher-value opportunities. The Company is currently conducting feasibility studies on two potential prescription products utilizing its LiquiTime technology.
Avadel’s LiquiTime platform uses Micropump’s competitive advantages to allow us to develop modified/controlled release (e.g. zero-order kinetics) in liquid suspension formulations. The LiquiTime products are particularly suitable for dosing to children and for use by patients having issues swallowing tablets or capsules. Unlike the other product examples described in the previous paragraph, which are all based on ion exchange resin technology, LiquiTime does not have the limitation of having to work solely with ionic drugs and therefore has applicability to a much broader range of drug molecules. As with Micropump, LiquiTime can be applied to the development of combination products. We believe that LiquiTime, designed to provide a controlled, extended release of oral liquids principally for pediatric and geriatric patients, will enable Avadel to develop improved, patent protected prescription products to serve an unmet medical need in these patient populations. We believe that the increasing number of geriatric patients and the demand for convenient drug delivery options for children offer opportunities for the development of LiquiTime-based formulations.
Elan Pharmaceuticals has licensed the Liquitime technology in the US for OTC products and we are currently working on an extended release suspension formulation for guaifenesin (see “Proprietary Product Pipeline” in this Part I, Item 1 of this Annual Report on Form 10-K).
LiquiTime (and related products) is patent protected (see “- Proprietary Intellectual Property” in this Part I, Item 1 of this Annual Report on Form 10-K).
Trigger Lock™: Delivery Platform for Abuse-Resistant Modified/Controlled Release Formulations of Narcotic/Opioid Analgesics
 A major problem faced by society is the growing abuse and misuse of opioids by drug abusers, who attempt to extract the opioids from the drug products for the purposes of injection or to otherwise achieve the immediate release of the large doses contained in extended release products. The proportion of narcotic/opioid analgesics abuse associated with emergency room admissions has more than tripled in ten years, from 6.8% in 1998 to 26.5% in 2008 (TEDS report, July 15, 2010). Narcotic/opioid analgesics abuse continues to increase as current products remain easy to abuse. In 2010, enough prescription painkillers were prescribed to medicate every American adult every 4 hours for one month (PBS 2013). The number of prescription medicine abusers in 2010 was 8.76 million, 5.1 million of whom abused painkillers (drugabuse.com 2013). The market for opioid drugs, used to treat patients suffering from severe and chronic pain in the seven major markets (USA, Japan, and five European countries), was estimated to exceed $7.4 billion in 2010, dominated by oxycodone. In 2016, the U.S. sales of oral opioid drugs (hydrocodone, hydromorphone, morphine, oxycodone and oxymorphone, including combination products) exceeded $5.9 billion (source: IMS).

Avadel’s Trigger Lock platform utilizes the Micropump technology and additional formulation techniques resulting in abuse-resistant modified/controlled release formulations of narcotics and other drugs susceptible to abuse.
Trigger Lock has the potential to provide products that are either bioequivalent to or have improved pharmacokinetics over marketed narcotic/opioid analgesics. We believe that the FDA’s moves to restrict the prescribing of extended-release opioid analgesics should benefit abuse-resistant formulations, such as Trigger Lock. The FDA issued a “Draft Guidance for Abuse Deterrent Opioids” on January 9, 2013.
We believe that Trigger Lock could potentially satisfy the FDA Draft Guidance for Abuse Deterrent Opioids for the following reasons:

•	Laboratory-based in vitro manipulation and extraction studies (Category 1) - Success with Trigger Lock

•	Pharmacokinetic studies (Category 2) - Success with Trigger Lock

•	Clinical abuse potential studies (Category 3) - To be required prior to marketing

•	Analysis of post marketing data to assess the impact of an abuse-resistant formulation on actual abuse in a community setting (Category 4) - To be performed post marketing

Avadel has one Trigger Lock-based internal product, hydromorphone, developed for which certain PK and independent in-vitro abuse resistance data was gathered in 2015. The Company will consider the sale or out-license of its Trigger-Lock platform to a third party. (see “- Proprietary Product Pipeline” in this Part I, Item 1 of this Annual Report on Form 10-K). Trigger Lock (and related products) is patent protected (see “- Proprietary Intellectual Property” in this Part I, Item 1 of this Annual Report on Form 10-K).
Medusa™ Delivery Platform for the Modified/Controlled Release of Injectable Dosage Formulations of Drugs
U.S. sales for injectable products in 2016 exceeded $150 billion, including more than $18 billion for “long-acting” products (source: IMS). Global sales of biologics were between $190 to $222 billion in 2014 according to various analysts, and are expected to exceed $386 billion by 2019 (source: BCC Research).
Avadel’s Medusa, a proprietary hydrogel depot platform, enables less frequent injections by extending the release profile of subcutaneously delivered drugs. Importantly, Medusa is able to do this without modifying the drug substance thereby offering a potentially faster and less risky regulatory pathway to approval.
The Medusa platform consists of proprietary and versatile drug carrier polymers that form hydrogel depots after injection. Medusa polymers are made of glutamic acid, a naturally occurring amino acid, and alpha tocopherol (Vitamin E). These polymers are amphiphilic and spontaneously form stable hydrogels in water. These hydrogels contain hydrophobic nanodomains rich in Vitamin E and hydrophilic polyglutamate that are exposed to water. The hydrogels are robust over a wide range of pH values and can be stored, in particular as a stable freeze-dry form, that can be easily reconstituted in water for injection. Those polymers have been proven to be safe and biodegradable. A comprehensive absorption, distribution, metabolism and excretion (ADME) and regulatory toxicology package for the key Medusa polymer was completed in 2014 in order to update the Type IV Drug Master File (“DMF”) filed with the FDA in February 2011.
The drug is loaded in the hydrogel (nano- or micro-gel) via non-covalent, hydrophobic and electrostatic bonds. Once in the body, the hydrogel releases the drug in a controlled manner with no initial burst effect, a lower Cmax, and uniform plasma concentration over an extended period of time. Both drug loading (in fully aqueous solution, and usually, under solvent- and surfactant-free conditions) and release (essentially by displacement of the loaded drug by circulating endogenous proteins) are non-denaturing, which preserves structural integrity - and hence activity of the drug. The transient, non-covalent interactions dictate the pharmacokinetic parameters (Cmax and bioavailability in particular) of the released drugs.
We believe that Medusa is best suited for “biobetter” development opportunities, which can be summarized as follows:

•	Proven biologic drugs with established markets and proven clinical development approaches;

•	Product differentiation e.g. improvement of pharmacokinetic (and potentially pharmacodynamics) parameters;

•	Protection of market position through product differentiation and/or patent extension; and,

•	Ability to grow market share and resist price competition.

Avadel had one Medusa-based internal product in development (see “- Proprietary Product Pipeline” in this Part I, Item 1 of this Annual Report on Form 10-K). Avadel completed a Phase 1(a) study of its once-a-week Medusa exenatide product in 2015 and a Phase 1(b) study in second quarter of 2016. The Company is currently looking to divest this platform in order to more narrowly focus on its most developed technology platforms, Micropump and LiquiTime.

Medusa is patent protected until June 2031 in the United States (see “- Proprietary Intellectual Property” in this Part I, Item 1 of this Annual Report on Form 10-K).
Proprietary Intellectual Property
Patents and other proprietary rights are essential to our business. A substantial part of our proprietary product pipeline and our strategic alliances are dependent on our drug delivery platforms and related products (formulation, process, etc.) being patent protected. As a matter of policy, we seek patent protection of our inventions and trademarks and also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to maintain and develop our competitive position.
On a case-by-case basis, an invention developed jointly by Avadel and a partner may be assigned to and prosecuted by the partner. The information provided in this section herein, does not refer to such patent applications.
As of December 31, 2016, we owned the following patent and patent applications:

	US	EUROPE	ROW*	TOTAL
Granted patents	19	194	112	325
Pending patent applications	18	12	37	67
Patents granted in 2016	3	21	9	33
Patent applications filed in 2016	5	—	—	5

*     ROW: Rest of the World
The Company’s granted patents protecting its drug delivery platforms have the following latest dates of expiration by technology platform:

Drug Delivery	Date of expiration of granted patents
Platforms	U.S.	Europe
Micropump®	July 2027	May 2030
LiquiTime®	September 2025	April 2023
Trigger Lock™	April 2027	May 2026
Medusa™	June 2031	November 2024

Avadel’s key patents include protection for the following:

•
Micropump® platform is patented under multiple granted patents. Among them is Avadel’s Micropump®-related key patent, WO 2003/030878, which discloses an efficacious coating formulation for providing delayed and sustained release of an active ingredient with absorption limited to the upper part of intestinal tract. It is granted in the U.S. as US Patent 8,101,209 and will expire on October 2025. Equivalent patents are granted in China, Hong Kong, Israel, India, Singapore, Japan, South Korea, Canada, South Africa, Mexico (expiry date: October 2022) and in France (expiry date: October 2021). Patent applications are pending in Brazil and Europe; and, would expire on October 2022.

•
LiquiTime® platform is protected by Avadel’s patent granted in the U.S. (US 7,906,145; expiry date: September 2025) and in South Korea, Canada, Israel, Japan, Australia, China, Austria, Belgium, Switzerland, Liechtenstein, Germany, Spain, France, United Kingdom, Italy, Ireland, Luxembourg, Netherlands, Portugal, Sweden, Turkey, India, Mexico, South Africa that expire in April 2023. A patent application is pending in Brazil and 3 continuation application are pending in the U.S.

•
Trigger Lock platform is protected by 7 (seven) Avadel patent application families. Within these patent families, 12 (twelve) patents are granted in the U.S., Europe and Japan; and, 20 (twenty) patent applications are pending including other countries and will expire between November 2025 and December 2033.

•
Medusa platform is patented under Avadel’s key patent WO 2003/104303 granted in the U.S. and which will expire in July 2023. Equivalent patents to WO 2003/104303 are granted in China, Israel, Mexico, Australia, Japan, South Korea, Canada, Europe, India and South Africa. A patent application is pending in Brazil. These patents will expire in June 2023.

◦
Medusa-based nanogels are protected by issued patents from WO 2005/051416’ family in the U.S., Australia, China, Israel, Japan, South Korea, Mexico, South Africa, India, Canada and Europe expiring on November 2024. Corresponding patent application is pending in Brazil

◦
Medusa-based microgels are protected by granted patents from WO 2007/141344’ patents family in the U.S., Australia, Japan, Canada, China, Israel, South Korea, Mexico and South Africa. Patent applications are pending in Europe, India and Brazil. This patents family will expire on June 2027

Manufacturing
The manufacturing facilities for our drug delivery platforms are located in Pessac, France, near Bordeaux (hereinafter referred as the “Pessac Facility”). The Pessac Facility, which was previously owned by Flamel Technologies SA, provided us with two commercial scale production lines for the manufacture of Coreg CR ® microparticles, and another production line used for other Micropump, and LiquiTime/Trigger Lock-based formulations (i.e. the production of certain pharmaceutical products, including commercial scale quantities of our intermediate formulated products). During 2014, our commercial manufacturing capacity utilization ranged from 50% to 65% of total capacity.
On December 1, 2014, the Pessac Facility was divested to Recipharm. This divestiture agreement allows Avadel to retain access to the development and manufacturing capabilities of Pessac Facility for all its drug delivery platforms. In particular, this facility can support, like any CDMO, certain of our needs for scale-up activities and clinical batch manufacturing for our Micropump, LiquiTime and Trigger Lock platforms, as well as for the synthesis of Medusa’s polymers and technical batch manufacturing for non-clinical studies pertaining to our Medusa-based formulations. In addition, this agreement permits us to utilize other Recipharm manufacturing facilities for the development and/or manufacture of our proprietary pipeline if needed.
The Pessac Facility was never used for the production of finished products commercialized by our US operations. The manufacture of the UMDs marketed by the Company’s US operations is outsourced to cGMP compliant and FDA-audited CDMOs in accordance with supply agreements.
Avadel intends to continue to outsource to third party contract manufacturing companies like Recipharm when appropriate. For example, in 2014, Avadel transferred the scale up of certain of its own proprietary products to CDMOs in the U.S. This will be beneficial to the Company for products that will ultimately be marketed in the United States.
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
Any finished product that we develop, either inclusive or not of our drug delivery platforms, is subject to regulatory approval in the respective country where we intend to market the product. In the United States and the European Union, biological products, such as therapeutic proteins and peptides, generally are subject to the same FDA and EU regulatory requirements as other drugs, although some differences exist. For example, a biologic license application (BLA) is submitted for approval for commercialization of some biological products instead of the New Drug Application (“NDA”) or Abbreviated New Drug Application (“ANDA”) used for other drugs. Also, unlike other drug products, some biological products are subject to FDA lot-by-lot release requirements and those approved under a BLA currently cannot be the subject of ANDAs. However, the FDA is working on a variety of issues pertaining to the possible development of biosimilars and there can be no assurance that this type of submission will continue to be unavailable for biological products. Additionally, our delivery platforms likely will be regulated by the FDA as ‘combination products’ if they are used together with a biologic or medical device. In order to facilitate pre-market review of combination products, the FDA designates one of its centers to have primary jurisdiction for the pre-market review and regulation of both components. In the European Union, applications for marketing authorization of innovative drugs, which are essentially products that are neither generics nor biosimilars, are addressed on a case-by-case basis by the European Medicines Agency (“EMA”), followed by a decision of the European Commission, or by the competent authorities of the EU Member States.

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
The FDA and the competent authorities of EU Member States monitor the progress of each clinical trial phase conducted under an IND or IMPD and may, at their discretion, reevaluate, alter, suspend or terminate clinical trials at any point in this process for various reasons, including a finding that patients are being exposed to an unacceptable health risk or a determination that it is unethical to continue the study. The FDA, the European Commission and the competent authorities of EU Member States can also request that additional clinical trials be conducted as a condition to product approval. The IRB, the Ethics Committee, and sponsor also may order the temporary or permanent discontinuance of a clinical trial at any time for a variety of reasons, particularly if safety concerns arise. Such holds can cause substantial delay and in some cases, may require abandonment of product development. These clinical studies must be conducted in conformance with the FDA’s bioresearch monitoring regulations, the Clinical Trials Directive and/or internationally recognized guidance such as the International Council for Harmonisation of Technical Requirements for Pharmaceuticals for Human Use ("ICH").
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
Regulatory Exclusivities. The Hatch-Waxman Act may provide periods of regulatory exclusivity for products that would serve as RLDs. If a product is a “new chemical entity,” or NCE, - generally meaning that the active moiety has never before been approved in any drug - there may be a period of five years from the product’s approval during which the FDA may not accept for filing any ANDA or 505(b)(2) application for a drug with the same active moiety. An ANDA or 505(b)(2) application may be submitted after four years, however, if the sponsor makes a Paragraph IV certification challenging a listed patent. Because it takes time for the FDA to review and approve an application once it has been accepted for filing, five-year NCE exclusivity usually effectively means the ANDA or 505(b)(2) application is not approved for a period well beyond five years from approval of the RLD.
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
Regulatory approval of prices for certain drugs is required in many other countries outside the United States. In particular, many EU Member States make the reimbursement of a product within the national social security system conditional on the agreement by the seller not to sell the product above a fixed price in that country. Also common is the unilateral establishment of a reimbursement price by the national authorities, often accompanied by the inclusion of the product on a list of reimbursable products. Related pricing discussions and ultimate governmental approvals can take several months to years. Some countries require periodic pricing updates and renewals at intervals ranging from two to five years. Some countries also impose price freezes or obligatory price reductions. We cannot assure you that, if regulatory authorities establish lower prices for any product incorporating our technology in any one EU Member State, this will not have the practical effect of requiring our collaborative partner correspondingly to reduce its prices in other EU Member States. We can offer no assurance that the resulting prices would be sufficient to generate an acceptable return on our investment in our products.
Regulation of Combination Drugs
Medical products containing a combination of drugs or biological products may be regulated as ‘combination products’ in the United States. A combination product generally is defined as a product comprising components from two or more regulatory categories (e.g. drug/device, device/biologic, drug/biologic). Each component of a combination product is subject to the requirements established by the FDA for that type of component, whether a drug, biologic or device.
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
In the European Union, drug combinations, that is, drug products containing two or more drug substances each of which has to contribute a proven advantage of therapy (e.g. synergism, less adverse reactions), are subject to drug regulations like all others. Products combining drug substances or drugs with a device may be subject to device and/or drug regulations, or may be classified as medical devices, depending on the individual case.
Marketing Approval and Reporting Requirements
If the FDA approves an NDA or BLA, the product becomes available for physicians to prescribe. The FDA may require post-marketing studies, also known as Phase IV studies, as a condition of approval to develop additional information regarding the safety of a product. These studies may involve continued testing of a product and development of data, including clinical data, about the product’s effects in various populations and any side effects associated with long-term use. After approval, the FDA may require post-marketing studies or clinical trials, as well as periodic status reports, if new safety information develops. These post-marketing studies may include clinical trials to investigate known serious risks or signals of serious risks or identify unexpected serious risks. Failure to conduct these studies in a timely manner may result in substantial civil fines and can result in withdrawal of approval. Avadel has several Phase IV obligations with its current approvals.

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
Other Post-Marketing Obligations
Any products manufactured and/or distributed pursuant to FDA approvals are subject to continuing regulation by the FDA, including recordkeeping requirements, reporting of adverse experiences with the product, submitting other periodic reports, drug sampling and distribution requirements, notifying the FDA and gaining its approval of certain manufacturing or labeling changes, complying with certain electronic records and signature requirements, submitting periodic reports to the FDA, maintaining and providing updated safety and efficacy information to the FDA, and complying with FDA promotion and advertising requirements. For example, with respect to Vazculep, the FDA has required the Company to conduct post-marketing clinical and non-clinical studies to be completed between 2016 and 2019.
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
Other Regulation
Controlled Substances Act. Our Trigger Lock delivery platform is designed to control the release of narcotics and other active ingredients subject to abuse. Narcotics are “controlled substances” under the Controlled Substances Act. The federal “Controlled Substances Act” (“CSA”), Title II of the Comprehensive Drug Abuse Prevention and Control Act of 1970, regulates the manufacture and distribution of narcotics and other controlled substances, including stimulants, depressants and hallucinogens. The CSA is administered by the “Drug Enforcement Administration” (“DEA”), a division of the U.S. Department of Justice, and is intended to prevent the abuse or diversion of controlled substances into illicit channels of commerce. The company has several products marketed under this Act and has at least one product under development.
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

Healthcare Privacy and Security Laws. We may be subject to, or our marketing activities may be limited by, HIPAA, as amended by the Health Information Technology and Clinical Health Act and their respective implementing regulations, which established uniform standards for certain “covered entities” (healthcare providers, health plans and healthcare clearinghouses) governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of protected health information. Among other things, HIPAA’s privacy and security standards are directly applicable to “business associates” - independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. In addition to possible civil and criminal penalties for violations, state attorney generals are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. In the EU/EEA, Directive 95/46/EEC (as amended) or its successor applies to identified or identifiable personal data processed by automated means (e.g. a computer database of customers) and data contained in, or intended to be part of, non-automated filing systems (traditional paper files) as well as transfer of such data to a country outside of the EU/EEA.
“Sunshine” and Marketing Disclosure Laws. There are an increasing number of federal and state “sunshine” laws that require pharmaceutical manufacturers to make reports to states on pricing and marketing information. Several states have enacted legislation requiring pharmaceutical companies to, among other things, establish marketing compliance programs, file periodic reports with the state, and make periodic public disclosures on sales and marketing activities, and prohibiting certain other sales and marketing practices. In addition, a similar recently implemented federal requirement requires manufacturers, including pharmaceutical manufacturers, to track and report to the federal government certain payments and other transfers of value made to physicians and other healthcare professionals and teaching hospitals and ownership or investment interests held by physicians and their immediate family members. The federal government began disclosing the reported information on a publicly available website in 2014. These laws may adversely affect our sales, marketing, and other activities with respect to our medicines in the United States by imposing administrative and compliance burdens on us. If we fail to track and report as required by these laws or otherwise comply with these laws, we could be subject to the penalty provisions of the pertinent state and federal authorities.
Government Price Reporting. For those marketed medicines which are covered in the United States by the Medicaid programs, we have various obligations, including government price reporting and rebate requirements, which generally require medicines be offered at substantial rebates/discounts to Medicaid and certain purchasers (including “covered entities” purchasing under the 340B Drug Discount Program). We are also required to discount such medicines to authorized users of the Federal Supply Schedule of the General Services Administration, under which additional laws and requirements apply. These programs require submission of pricing data and calculation of discounts and rebates pursuant to complex statutory formulas, as well as the entry into government procurement contracts governed by the Federal Acquisition Regulations, and the guidance governing such calculations is not always clear. Compliance with such requirements can require significant investment in personnel, systems and resources, but failure to properly calculate our prices, or offer required discounts or rebates could subject us to substantial penalties. One component of the rebate and discount calculations under the Medicaid and 340B programs, respectively, is the “additional rebate”, a complex calculation which is based, in part, on the rate at which a branded drug price increases over time more than the rate of inflation (based on the CPI-U). This comparison is based on the baseline pricing data for the first full quarter of sales associated with a branded drug’s NDA, and baseline data cannot generally be reset, even on transfer of the NDA to another manufacturer. This “additional rebate” calculation can, in some cases where price increases have been relatively high versus the first quarter of sales of the NDA, result in Medicaid rebates up to 100 percent of a drug’s “average manufacturer price” and 340B prices of one penny.
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
Employees
As of December 31, 2016, we had approximately 192 employees, of which approximately 165 were full-time.  None of the Company's employees are subject to a union or other collective bargaining agreement.  Employees at our French subsidiaries

(approximately 101 employees) are represented by a works' council in which employee representatives have the right to be consulted as to certain matters affecting the French entities.  The Company believes that its relations with its employees are satisfactory.
Item 1A.    Risk Factors.
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
We derive a majority of our revenues from sales of three products, Bloxiverz, Vazculep and Akovaz. Additionally, we depend on a small number of customers for the majority of our revenues from these products. Four customers, accounted for approximately 93% of revenues from sales of these products in 2016. These customers comprise a significant portion of the distribution network for pharmaceutical products in the U.S. Increased competition for any one of these products could result in significant downward pricing pressure resulting in lower revenues or loss of business. This distribution network is also continuing to undergo consolidation marked by mergers and acquisitions among wholesale distributors and retail drug store chains. As a result, a small number of large wholesale distributors and large chain drug stores control a significant share of the market. We expect that continuing consolidation may cause competitive pressures on pharmaceutical companies. The loss of any one of these products or the termination of our relationship with any of these customers or our failure to broaden our customer base could cause our revenues to decrease significantly and result in losses from our operations. Further, we may be unable to negotiate favorable business terms with customers that represent a significant portion of our revenues, and any such inability could have a material adverse effect on our business, results of operations, financial condition and prospects.
We expect to rely on collaborations with third parties to commercialize certain of our products in development, in particular products using our drug delivery platforms, and such strategy involves risks that could impair our prospects for realizing profits from such products.

The commercialization of some of our products in development which utilize our drug delivery platforms, such as Trigger Lock based-hydromorphone and Medusa based-exenatide, will require resources and expertise that we currently do not have. Therefore, we expect to seek third-party collaboration partners for strategic alliances, licenses, product divestitures or other arrangements to commercialize these products, as we did with respect to the license to Elan for the OTC rights for LiquiTime (see “- Products in Development with Partners” in this Part I, Item 1 of this Annual Report on Form 10-K). We may not be successful in entering into such collaborations on favorable terms, if at all, or our collaboration partners may not adequately perform under such arrangements, and as a result our ability to commercialize these products will be negatively affected and our prospects will be impaired.

Our products may not gain market acceptance.
Our products and technologies may not gain market acceptance among physicians, patients, healthcare payers and medical communities. The degree of market acceptance of any product or technology will depend on a number of factors, including, but not limited to:

•	the scope of regulatory approvals, including limitations or warnings in a product’s regulatory-approved labeling;

•	in the case of any new "unapproved-marketed-drug" product we may successfully pursue, whether and the extent to which the FDA removes competing products from the market;

•	demonstration of the clinical safety and efficacy of the product or technology;

•	the absence of evidence of undesirable side effects of the product or technology that delay or extend trials;

•	the lack of regulatory delays or other regulatory actions;

•	its cost-effectiveness;

•	its potential advantage over alternative treatment methods;

•	the availability of third-party reimbursement; and

•	the marketing and distribution support it receives.

If any of our products or technologies fails to achieve market acceptance, our ability to generate additional revenue will be limited, which would have a material adverse effect on our business.
Our products may not reach the commercial market for a number of reasons.
Drug development is an inherently uncertain process with a high risk of failure at every stage of development. Successful research and development (“R&D”) of pharmaceutical products is difficult, expensive and time consuming. Many product candidates fail to reach the market. Our success will depend on the development and the successful commercialization of additional previously Unapproved Marketed Drug (“UMD”) products, development of products that utilize our drug delivery platforms, and the continued development and marketing of the products we obtained in the FSC acquisition in February 2016. If any of our additional UMD products, products incorporating our drug delivery platforms, or FSC products fails to reach the commercial market, our future revenues would be adversely affected.
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

•	we or our partners may face slower than expected rate of patient recruitment and enrollment in clinical trials, or may devote insufficient funding to the clinical trials;

•	our drug delivery platforms and drug products may be found to be ineffective or cause harmful side effects, or may fail during any stage of pre-clinical testing or clinical trials;

•	we or our partners may find certain products cannot be manufactured on a commercial scale and, therefore, may not be economical or feasible to produce;

•	managed care providers may be unwilling or unable to reimburse patients at an economically attractive level for our products; or

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
To be successful in the highly competitive pharmaceutical industry, we must commit substantial resources each year to R&D in order to develop new products and enhance our technologies. In 2016, we spent $34,611 on R&D. Our ongoing investments in R&D for future products could result in higher costs without a proportionate increase, or any increase, in revenues. The R&D process is lengthy and carries a substantial risk of failure. If our R&D does not yield sufficient products that achieve commercial success, our future operating results will be adversely affected.
The development of several of our drug delivery platforms and products depend on the services of a single provider and any interruption of operations of such provider could significantly delay or have a material adverse effect on our product pipeline.
As part of the divestiture of our development and manufacturing facility located in Pessac, France to Recipharm AB (“Recipharm”) in December 2014, we entered into certain agreements with Recipharm for the development, supply of clinical materials and potentially the supply of commercial batches for several of our products incorporating our drug delivery platforms, as well as our Medusa polymer(s); for details see “Business - Information on the Company” in this Part I, Item 1 of this Annual Report on Form 10-K. Any disruption in the operations of Recipharm or if Recipharm fails to supply acceptable quantity and quality materials or services to us for any reason, such disruption or failure could delay our product development and could have a material adverse effect on our business, financial condition and results of operations. In case of a disruption, we may need to establish alternative manufacturing sources for our drug delivery products, and this would likely lead to substantial production delays as we build or locate replacement facilities and seek to satisfy necessary regulatory requirements.
We depend on a limited number of suppliers for the manufacturing of our products and certain raw materials used in our products and any failure of such suppliers to deliver sufficient quantities of supplies of product or these raw materials could have a material adverse effect on our business.
Currently, we depend on a single contract manufacturing organization for three products, Bloxiverz, Vazculep and Akovaz, from which we derive a majority of our revenues. Additionally, we purchase certain raw materials used in our products from a limited number of suppliers, including a single supplier for certain key ingredients. If the supplies of these products or materials were interrupted for any reason, our manufacturing and marketing of certain products could be delayed. These delays could be extensive and expensive, especially in situations where a substitution was not readily available or required variations of existing regulatory approvals and certifications or additional regulatory approval. For example, an alternative supplier may be required to pass an inspection by the FDA, EMA or the competent authorities of EU Member States for compliance with current Good Manufacturing Practices (“cGMP”) requirements before supplying us with product or before we may incorporate that supplier’s ingredients into the manufacturing of our products by our contract, development, and manufacturing organizations (“CDMOs”). Failure to obtain adequate supplies in a timely manner could have a material adverse effect on our business, financial condition and results of operations.
If our competitors develop and market technologies or products that are safer or more effective than ours, or obtain regulatory approval and market such technologies or products before we do, our commercial opportunity will be diminished or eliminated.
Competition in the pharmaceutical and biotechnology industry is intense and is expected to increase. We compete with academic laboratories, research institutions, universities, joint ventures and other pharmaceutical and biotechnology companies, including other companies developing drug delivery platforms or niche brand or generic specialty pharmaceutical products. Some of these competitors may also be our business partners.
Our drug delivery platforms compete with technologies provided by several other companies (for details see “Business - Competition and Market Opportunities” in this Part I, Item 1 of this Annual Report on Form 10-K). In particular, New Biological or Chemical Entities (“NBEs” or “NCEs”) could be developed that, if successful, could compete against our drug delivery platforms or products. Among the many experimental therapies being tested in the U.S. and in the EU, there may be some that we do not now know of that may compete with our drug delivery platforms or products in the future. These new biological or chemical products may be safer or may work better than our products.
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
With respect to our pediatric products acquired in our acquisition of FSC, third parties offer competing products in both the OTC and the prescription markets.
Many of our competitors have substantially greater financial, technological, manufacturing, marketing, managerial and R&D resources and experience than we do. Furthermore, acquisitions of competing drug delivery companies by large pharmaceutical companies could enhance our competitors’ resources. Accordingly, our competitors may succeed in developing competing technologies and products, obtaining regulatory approval and gaining market share for these products more rapidly than we do.
If third party payors choose not to reimburse the use of our pediatric products our sales and profitability could suffer.
Because certain products in several of the categories in which we participate are available on an over-the-counter basis (OTC) some insurance programs may drive consumers to those products by requiring large co-pays for our products. In some cases, this could require a patient failure with OTCs before our products are allowed to be used. Additionally, some health plans may prefer generic alternatives in our therapeutic categories, which is manifested by requiring higher copays for our products. Other health plans could omit coverage for our products altogether. Any of these types of dynamics could negatively impact the sale of our products.
Our revenues may be negatively affected by healthcare reforms and increasing pricing pressures.

Future prices for our pharmaceutical products and medical devices will be substantially affected by reimbursement policies of third-party payors such as government healthcare programs, private insurance plans and managed care organizations; by our contracts with the drug wholesalers who distribute our products; and by competitive market forces generally. In recent years, third-party payors have been exerting downward pressure on prices at which products will be reimbursed, and the drug wholesale industry has been undergoing consolidation which gives greater market power to the remaining, larger drug wholesalers. In the U.S., the new administration has made public and social media statements causing uncertainty as to future federal U.S. government policies regulating drug prices. And the trend toward increased availability of generic products has contributed to overall pricing pressures in the pharmaceutical industry. Any future changes in laws, regulations, practices or policies, in the drug wholesale industry, or in the prevalence of generic products may adversely affect our financial condition and results of operations.

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
In particular, we may be unable to successfully identify attractive acquisition candidates or complete any acquisitions, successfully integrate any acquired business, product or technology or retain any key employees of acquired businesses. Integrating any business, product or technology we acquire could be expensive and time consuming, and could disrupt our ongoing business and distract our management. If we fail to complete these acquisitions or successfully integrate any acquired businesses, products or technologies, our business would suffer. In addition, any amortization or charges resulting from the costs of acquisitions could negatively impact our operating results.
The impact of the acquisition of FSC on our financial results may be worse than the assumptions we have used.
We made certain assumptions relating to the impact on our financial results from the acquisition of FSC. These assumptions relate to numerous matters, including:

•	the amount of intangible assets that will result from the acquisition;

•	the impact of fair value adjustments to related party payables as a result of changes in estimated probability and timing of achieving the targets;

•	acquisition costs, including transaction and integration costs, as well as operating costs going forward;

•	the impact of impairment and other charges if the FSC products are unsuccessful; and

•	other financial and strategic risks of the acquisition.
If one or more of these assumptions are incorrect, it could have an adverse effect on our business and operating results, and the perceived benefits from the acquisition may not be realized.  In addition, we may encounter general economic and business conditions that adversely affect us following the acquisition.
If we cannot adequately protect our intellectual property and proprietary information, we may be unable to sustain a competitive advantage.
Our success depends, in part, on our ability to obtain and enforce patents for our products and technology, including our drug delivery platforms, and to preserve our trade secrets and other proprietary information. If we cannot do so, our competitors may exploit our inventions and deprive us of the ability to realize revenues and profits from our products and technologies.
Any patent applications that we have made or may make relating to our potential products or technologies may not result in patents being issued. Patent law relating to the scope of claims in the pharmaceutical and biotechnology fields is continually evolving and can be the subject of uncertainty and may change in a way that would limit protection. Our patents may not be exclusive, valid or enforceable. For example, our patents may not protect us against challenges by companies that submit drug marketing applications to the FDA, the EMA, or the competent authorities of EU Member States, that rely, at least in part, on safety and efficacy data from our products or our business partners’ products. In addition, competitors may obtain patents that may have an adverse effect on our ability to conduct business or discover ways to circumvent our patents. The scope of any patent protection may not be sufficiently broad to cover our products or to exclude competing products. Our partnerships with third parties expose us to risks that they will claim intellectual property rights on our inventions or fail to keep our unpatented products or technology confidential.
Further, patent protection once obtained is limited in time, after which competitors may use the covered product or technology without obtaining a license from us. Because of the time required to obtain regulatory marketing approval, the period of effective patent protection for a marketed product is frequently substantially shorter than the duration of the patent.

We also rely on trademarks, copyrights, trade secrets and know-how to develop, maintain and strengthen our competitive position. To protect our products, trade secrets and proprietary technologies, we rely, in part, on confidentiality agreements with our employees, consultants, advisors and partners. These agreements may not provide adequate protection for our trade secrets and other proprietary information in the event of any unauthorized use or disclosure, or if others lawfully develop the information. If these agreements are breached, we cannot be certain that we will have adequate remedies. Further, we cannot guarantee that third parties will not know, discover or independently develop equivalent proprietary information or technologies, or that they will not gain access to our trade secrets or disclose our trade secrets to the public. Therefore, we cannot guarantee that we can maintain and protect unpatented proprietary information and trade secrets. Misappropriation or other loss of our intellectual property would adversely affect our competitive position and may cause us to incur substantial litigation or other costs.
The implementation of the Leahy-Smith America Invents Act of 2011 may adversely affect our business.
The Leahy-Smith America Invents Act of 2011 (“AIA”) changes the current U.S. “first-to-invent” system to a system that awards a patent to the “first-inventor-to-file” for an application for a patentable invention. This change alters the pool of available materials that can be used to challenge patents in the U.S. and eliminates the ability to rely on prior research to lay claim to patent rights. Disputes will be resolved through new derivation proceedings and the AIA creates mechanisms to allow challenges to newly issued patents in reexamination proceedings. New bases and procedures may make it easier for competitors to challenge our patents, which could result in increased competition and have a material adverse effect on our business and results of operations. The AIA may also make it harder to challenge third-party patents and place greater importance on being the first inventor to file a patent application on an invention. The AIA amendments to patent filing and litigation procedures in the U.S. my result in litigation being more complex and expensive and divert the efforts of our technical and management personnel.
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
Any claims, with or without merit, that our products or drug delivery platforms infringe proprietary rights of third parties could be time-consuming, result in costly litigation or divert the efforts of our technical and management personnel, any of which could disrupt our relationships with our partners and could significantly harm our operating results.
If we or our partners are required to obtain licenses from third parties, our revenues and royalties on any commercialized products could be reduced.
The development of some of our drug delivery platforms-based products may require the use of raw materials (e.g. proprietary excipient), active ingredients, drugs (e.g. proprietary proteins) or technologies developed by third parties. The extent to which efforts by other researchers have resulted or will result in patents and the extent to which we or our partners are forced to obtain licenses from others, if available, on commercially reasonable terms is currently unknown. If we or our partners must obtain licenses from third parties, fees must be paid for such licenses, which could reduce the net revenues and royalties we may receive on commercialized products that incorporate our drug delivery platforms.
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
For the year ended December 31, 2016, we derived 100% of our total revenues from continuing operations from transactions in U.S. dollars, but have a majority of our expenses denominated in Euros. Up through December 30, 2016 our functional currency was the Euro and our reporting currency is the U.S. Dollar. As a result, both our actual and reported financial results could be significantly affected by fluctuations of the Euro relative to the U.S. dollar. We do not currently engage in substantial hedging activities with respect to the risk of exchange rate fluctuations.
Material weaknesses in our internal control over financial reporting have occurred in the past and could occur in the future.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, and the Sarbanes-Oxley Act of 2002 and SEC rules require that our management report annually on the effectiveness of the Company’s internal control over financial reporting. Among other things, our management must conduct an assessment of the Company’s internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to audit, the effectiveness of the Company’s internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.
In our annual report on Form 10-K for the year ended December 31, 2015, our management identified material weaknesses in the Company’s internal control over financial reporting as of December 31, 2015 related to lack of sufficient personnel, resulting in, among other things, a failure to implement a proper segregation of duties; ineffective controls over the revenue, income tax, and financial close processes; ineffective controls over information technology and key spreadsheets used in preparing financial statements; and ineffective monitoring of our internal control systems.
During 2015 and 2016 we implemented steps intended to remediate these material weaknesses in the Company’s internal control over financial reporting. As disclosed in Part II, Item 9A, “Controls and Procedures” of this Annual Report on Form 10-K, our management has determined that, while such steps have successfully remediated certain of the material weaknesses that existed as of December 31, 2015, material weaknesses in the Company’s internal control over financial reporting continued to exist as of December 31, 2016 in three areas: (1) Personnel - our added personnel need to have more time in their roles to have an impact on internal controls over financial reporting, in order to gain an appropriate level of knowledge to execute controls consistent with the risk assessment and the required level of precision for management review controls associated with the review of information used in the control, key assumptions utilized in accounting estimates, and accounting for significant non-routine and complex transactions; (2) Financial Close Process - the previously reported material weakness remains unremediated specifically related to the data and assumptions used in accounting for significant non-routine and complex transactions associated with the financial close process; and (3) Rebates and Expired Product Reserves - the previously reported material weakness continues to exist related to the data and assumptions utilized in accounting for rebate and expired product reserves.
The Company has identified and implemented additional processes, procedures and controls to improve the effectiveness of our internal control over financial reporting and disclosure controls and procedures in the areas where material weaknesses continued to exist as of December 31, 2016. See Item 9A, “Controls and Procedures - Actions related to unremediated material weaknesses.” However, we cannot assure you that our efforts will prove wholly successful in remediating these material weaknesses. In addition, we cannot assure you that we have identified all existing material weaknesses, or that other material weaknesses will not arise in the future. If we are unable to successfully identify and remediate any material weakness that may exist in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements and applicable stock exchange listing requirements regarding timely filing of periodic reports, the market price of our ADSs may decline, and we could be subject to shareholder litigation.

Our effective tax rate could be highly volatile and could adversely affect our operating results.
Our future effective tax rate may be adversely affected by a number of factors, many of which are outside of our control, including:

•	the jurisdictions in which profits are determined to be earned and taxed;

•
increases in expenses not deductible for tax purposes, including increases in the fair value of related party payables, write-offs of acquired in-process R&D and impairment of goodwill in connection with acquisitions;

•	changes in domestic or international tax laws or the interpretation of such tax laws;

•	adjustments to estimated taxes upon finalization of various tax returns;

•	changes in available tax credits;

•	changes in share-based compensation expense;

•	changes in the valuation of our deferred tax assets and liabilities;

•	the resolution of issues arising from tax audits with various tax authorities; and

•	the tax effects of purchase accounting for acquisitions that may cause fluctuations between reporting periods.
Any significant increase in our future effective tax rates could impact our results of operations for future periods adversely.
We outsource important activities to consultants, advisors and outside contractors.
We outsource many key functions of our business and therefore rely on a substantial number of consultants, advisors and outside contractors. If we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by such third parties is compromised for any reason, our development activities may be extended, delayed or terminated which would have an adverse effect on our development program and our business.
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
Products in development for utilizing our drug delivery platforms and other products we may develop may not gain regulatory approval and reach the commercial market for a variety of reasons.
In the U.S., federal, state and local government agencies, primarily the FDA, regulate all pharmaceutical products, including existing products and those under development. Neither we nor our pharmaceutical and biotechnology partners can control whether we obtain regulatory approval for any of these products or, if obtained, the timing thereof. There may be significant delays in expected product releases while attempting to obtain regulatory approval for products incorporating our technologies. If we or our partners are not successful in timely obtaining such approvals, our revenues and profitability may decline.
Applicants for FDA approval often must submit to the FDA extensive clinical and pre-clinical data, as well as information about product manufacturing processes and facilities and other supporting information. Varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit or prevent regulatory approval of a drug product. The FDA also may require us, or our partners to conduct additional pre-clinical studies or clinical trials. For instance, the FDA may require additional toxicology tests and clinical trials to confirm the safety and effectiveness of Medusa-based product candidates, which would impact development plans for product candidates. In addition, although we have submitted a Drug Master File (“DMF”) for our lead Medusa polymer, the FDA may require additional information prior to the conduct of clinical trials or for commercialization of any product that uses our Medusa polymer and cross-references our DMF.

Similarly, although we anticipate submitting applications for approval for our development products that rely on existing data to demonstrate safety and effectiveness, the FDA may determine that additional studies particular to our products are necessary. If the FDA requires such additional data, it would impact development plans for those products.
Changes in FDA approval policy during the development period, or changes in regulatory review for each submitted new product application, also may delay an approval or result in rejection of an application. For instance, under the Food and Drug Administration Amendments Act of 2007 (“FDAAA”), we or our partners may be required to develop Risk Evaluations and Mitigation Strategies (“REMS”), to ensure the safe use of product candidates. If the FDA disagrees with such REMS proposals, it may be more difficult and costly to obtain regulatory approval for our product candidates. Similarly, FDAAA provisions may make it more likely that the FDA will refer a marketing application for a new product to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. This review may add to the time for approval, and, although the FDA is not bound by the recommendation of an advisory committee, objections or concerns expressed by an advisory committee may cause the FDA to delay or deny approval.
The FDA has substantial discretion in the approval process and may disagree with our or our partners’ interpretations of data and information submitted in an application, which also could cause delays of an approval or rejection of an application. Even if the FDA approves a product, the approval may limit the uses or indications for which the product may be marketed, restrict distribution of the product or require further studies. With respect to Vazculep, the FDA has required the Company to conduct post-marketing non-clinical and clinical studies to be completed between 2016 and 2019.
The FDA may also withdraw product clearances and approvals for failure to comply with regulatory requirements or if problems follow initial marketing. In the same way, medicinal products for supply on the EU market are subject to marketing authorization by either the European Commission, following an opinion by the EMA, or by the competent authorities of EU Member States. Applicants for marketing authorization must submit extensive technical and clinical data essentially in the form of the ICH Common Technical Document. The data is subject to extensive review by the competent authorities, and after such review the data may be considered inappropriate or insufficient. If applications for marketing authorization by pharmaceutical and biotechnology company partners are delayed or rejected, if the therapeutic indications for which the product is approved are limited, or if conditional marketing authorization imposing post-marketing clinical trials or surveillance is imposed, our revenues may decline and earnings may be negatively impacted.
Our products are subject to continuing regulation, and we on our own, and in conjunction with our pharmaceutical and biotechnology partners, may be subject to adverse consequences if we or they fail to comply with applicable regulations.
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
Clinical development of drugs is costly and time-consuming, and the outcomes are uncertain. A failure to prove that our product candidates are safe and effective in clinical trials, or to generate data in clinical trials to support expansion of the therapeutic uses for our existing products, could materially and adversely affect our business, financial condition, results of operations and growth prospects.
We have made significant investments in our REST-ON Phase III clinical trial. Clinical trials are expensive and can take many years to complete, and the outcome is uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of potential medicine candidates may not be predictive of the results of later-stage clinical trials. Drug candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical testing. Any failure or delay in completing our REST-ON Phase III clinical trial would prevent or delay the commercialization of our sodium oxybate product, which could materially and adversely affect our business, financial condition, results of operations and growth prospects.
In addition to issues relating to the results generated in clinical trials, clinical trials can be delayed or halted for a variety of reasons, including:

•	obtaining regulatory approval to commence a trial;

•
reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	obtaining institutional review board or ethics committee approval at each site;

•	recruiting suitable patients to participate in a trial;

•	having patients complete a trial or return for post-treatment follow-up;

•	clinical sites dropping out of a trial;

•	adding new sites; or

•	manufacturing sufficient quantities of medicine candidates for use in clinical trials.
Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the medicine candidate being studied in relation to other available therapies, including any new drugs or biologics that may be approved for the indications we are investigating. Furthermore, we rely and expect to rely on CROs and clinical trial sites to ensure the proper and timely conduct of our future clinical trials and while we have and intend to have agreements governing their committed activities, we will have limited influence over their actual performance.
We rely on third parties to conduct our clinical trials, and if they do not properly and successfully perform their contractual, legal and regulatory duties, we may not be able to obtain regulatory approvals for or commercialize our drug product candidates.
We rely on contract research organizations and other third parties to assist us in designing, managing, monitoring and otherwise carrying out our clinical trials, including with respect to site selection, contract negotiation and data management. We do not control these third parties and, as a result, they may not treat our clinical studies as a high priority, which could result in delays. We are responsible for confirming that each of our clinical trials is conducted in accordance with its general investigational plan and protocol, as well as the FDA’s and non-U.S. regulatory agencies’ requirements, commonly referred to as good clinical practices, for conducting, recording and reporting the results of clinical trials to ensure that the data and results are credible and accurate and that the trial participants are adequately protected. The FDA and non-U.S. regulatory agencies enforce good clinical practices through periodic inspections of trial sponsors, principal investigators and trial sites. If we, contract research organizations or other third parties assisting us or our study sites fail to comply with applicable good clinical practices, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or its non-U.S. counterparts may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA or non-U.S. regulatory agencies will determine that any of our clinical trials comply with good clinical practices. In addition, our clinical trials must be conducted with product produced under the FDA’s cGMP regulations and similar regulations outside of the U.S. Our failure, or the failure of our product suppliers, to comply with these regulations may require us to repeat or redesign clinical trials, which would delay the regulatory approval process.
If third parties do not successfully carry out their duties under their agreements with us, if the quality or accuracy of the data they obtain is compromised due to failure to adhere to our clinical protocols, including dosing requirements, or regulatory requirements, or if they otherwise fail to comply with clinical trial protocols or meet expected deadlines, our clinical trials may not meet regulatory requirements. If our clinical trials do not meet regulatory requirements or if these third parties need to be replaced, our clinical trials may be extended, delayed, suspended or terminated. If any of these events occur, we may not be able to obtain regulatory approval of our product candidates or succeed in our efforts to create approved line extensions for certain of our existing products or generate additional useful clinical data in support of these products.
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
We are subject to extensive and complex U.S. federal and state and international laws and regulations, including but not limited to, health-care “fraud and abuse” laws, such as anti-kickback and false claims laws and regulations pertaining to government benefit program reimbursement, price reporting and regulations, and sales and marketing practices. These laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or to alter one or more of our sales or marketing practices. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our revenues, profitability, and financial condition. In the current environment, there appears to be a greater risk of investigations of possible violations of these laws and regulations. This increased risk is reflected by recent enforcement activity and pronouncements by the US Office of Inspector General of the Department of Health and Human Services that it intends to continue to vigorously pursue fraud and abuse violations by pharmaceutical companies, including through the potential to impose criminal penalties on pharmaceutical company executives. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.
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
Any adverse action by a competent regulatory agency could lead to unanticipated expenditures to address or defend such action and may impair our ability to produce and market applicable products, which could significantly impact our revenues and royalties that we receive from our customers.
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
The trading price of our shares has been, and is likely to continue to be, highly volatile. The market value of an investment in our shares may fall sharply at any time due to this volatility. During the year ended December 31, 2016, the closing sale price of our ADSs as reported on the NASDAQ National Market ranged from $7.85 to $14.89. During the year ended December 31, 2015, the closing sale price of our ADSs as reported on the NASDAQ National Market ranged from $11.50 to $25.69. The market prices for securities of drug delivery, specialty pharma, biotechnology and pharmaceutical companies historically have been highly volatile. Factors that could adversely affect our share price include, among others:

•	fluctuations in our operating results;

•	announcements of technological partnerships, innovations or new products by us or our competitors;

•	actions with respect to the acquisition of new or complementary businesses;

•	governmental regulations;

•	developments in patent or other proprietary rights owned by us or others;

•	public concern as to the safety of drug delivery platforms developed by us or drugs developed by others using our platform;

•	the results of pre-clinical testing and clinical studies or trials by us or our competitors;

•	adverse events related to our products or products developed by pharmaceutical and biotechnology company partners that use our drug delivery platforms;

•	lack of efficacy of our products;

•	litigation;

•	decisions by our pharmaceutical and biotechnology company partners relating to the products incorporating our technologies;

•	the perception by the market of specialty pharma, biotechnology, and high technology companies generally; and

•	general market conditions, including the impact of the current financial environment.
If we are not profitable in the future, the value of our shares may fall.
We have a history of operating losses and have accumulated aggregate net losses from our inception of approximately $319,800 through December 31, 2016. If we are unable to earn a profit in future periods, the market price of our stock may fall. The costs for R&D of our products and drug delivery platforms and general and administrative expenses have been the principal causes of our net losses in recent years. Our ability to operate profitably depends upon a number of factors, many of which are beyond our direct control. These factors include:

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
We may require additional financing, which may not be available on favorable terms or at all, and which may result in dilution of the equity interest of the holders of our ADSs.
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
If adequate funds are not available, we may be required to significantly reduce or refocus our product development efforts, resulting in loss of sales, increased costs and reduced revenues. Alternatively, to obtain needed funds for acquisitions or operations, we may choose to issue additional ADSs representing our ordinary shares, or we may choose to issue shares of preferred stock, in either case through public or private financings. Additional funds may not be available on terms that are favorable to us and, in the case of such equity financings, may result in dilution to the holders of our ADSs.
We have broad discretion in the use of our cash and may not use it effectively.
Our management has broad discretion in the use of our cash, and may not apply our cash in ways that ultimately increase the value of any investment in our securities. We currently intend to use our cash to fund marketing activities for our commercialized products, to fund certain clinical trials for product candidates, to fund research and development activities for potential new product candidates, to acquire assets or businesses that we may identify as potentially beneficial to our business strategies, to repurchase our ordinary shares represented by ADSs of up to $25,000 in connection with the program approved by our Board of Directors in March 2017, and for working capital, capital expenditures and general corporate purposes. As in the past we expect to invest our cash in available-for-sale marketable securities, including corporate bonds, U.S. government securities, other fixed income securities and equities; and these investments may not yield a favorable return. If we do not invest or apply our cash effectively, our financial position and the price of our ADSs may decline.

We currently do not intend to pay dividends and cannot assure the holders of our ADSs that we will make dividend payments in the future.
We have never declared or paid a cash dividend on any of our ordinary shares or ADSs and do not anticipate declaring cash dividends in the foreseeable future. Declaration of dividends will depend upon, among other things, future earnings, if any, the operating and financial condition of our business, our capital requirements, general business conditions and such other factors as our Board of Directors deems relevant.
Provisions of our articles of association could delay or prevent a third-party’s effort to acquire us.
Our articles of association could delay, defer or prevent a third-party from acquiring us, even where such a transaction would be beneficial to the holders of our ADSs, or could otherwise adversely affect the price of our ADSs. For example, certain provisions of our articles of association:

•	permit our board of directors to issue preferred shares with such rights and preferences as they may designate, subject to applicable law;

•	impose advance notice requirements for shareholder proposals and director nominations to be considered at annual shareholder meetings; and

•
require the approval of a supermajority of the voting power of the shares of our share capital entitled to vote generally at a meeting of shareholders to amend or repeal certain provisions of our articles of association.

We believe these provisions will provide some protection to holders of our ADSs from coercive or otherwise unfair takeover tactics. These provisions are not intended to make us immune from takeovers. However, these provisions will apply even if some holders of our ADSs consider an offer to be beneficial and could delay or prevent an acquisition that our Board of Directors determines is in the best interest of the holders of our ADSs. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.

In addition, several mandatory provisions of Irish law could prevent or delay our acquisition by a third party. For example, Irish law does not permit shareholders of an Irish public limited company to take action by written consent with less than unanimous consent. In addition, an effort to acquire us may be subject to various provisions of Irish law relating to mandatory bids, voluntary bids, requirements to make a cash offer and minimum price requirements, as well as substantial acquisition rules and rules requiring the disclosure of interests in our ADSs in certain circumstances.
These provisions may discourage potential takeover attempts, discourage bids for our ordinary shares at a premium over the market price or adversely affect the market price of, and the voting and other rights of the holders of, our ADSs. These provisions could also discourage proxy contests and make it more difficult for holders of our ADSs to elect directors other than the candidates nominated by our board of directors, and could depress the market price of our ADSs.

 Irish law differs from the laws in effect in the United States and might afford less protection to the holders of our ADSs.
Holders of our ADSs could have more difficulty protecting their interests than would the shareholders of a U.S. corporation.  As an Irish company, we are governed by the Irish Companies Act 2014, which differs in some significant, and possibly material, respects from provisions set forth in various U.S. state laws applicable to U.S. corporations and their shareholders, including provisions relating to interested directors, mergers and acquisitions, takeovers, shareholder lawsuits and indemnification of directors.
The duties of directors and officers of an Irish company are generally owed to the company only. Therefore under Irish law shareholders of Irish companies do not generally have a right to commence a legal action against directors or officers, and may only do so in limited circumstances. Directors of an Irish company must act with due care and skill, honestly and in good faith with a view to the best interests of the company. Directors must not put themselves in a position in which their duties to the company and their personal interests conflict and must disclose any personal interest in any contract or arrangement with the company or any of its subsidiaries. A director or officer can be held personally liable to the company in respect of a breach of duty to the company.
Judgments of United States courts, including those predicated on the civil liability provisions of the federal securities laws of the United States, may not be enforceable in Irish courts.
An investor in the U.S. may find it difficult to:

•	Effect service of process within the U.S. against us and our non-U.S. resident directors and officers;

•	enforce United States court judgments based upon the civil liability provisions of the United States federal securities laws against us and our non-U.S. resident directors and officers in Ireland; or

•	bring an original action in an Irish court to enforce liabilities based upon the U.S. federal securities laws against us and our non-U.S. resident directors and officers.
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
As of February 16, 2017, Broadfin Capital and certain of its affiliates beneficially owned approximately 10.7% of our outstanding shares (in the form of ADRs), Janus Capital Management, LLC and certain of its affiliates beneficially owned 5.5% of our outstanding shares (in the form of ADRs) and Deerfield Capital and certain of its affiliates beneficially owned approximately 9.98% of our outstanding shares (in the form of ADRs). To the extent these shareholders continue to hold a large percentage of our share capital and voting rights, they will remain in a position to exert heightened influence in the election of the directors of the Company and in other corporate actions that require shareholder approval, including change of control transactions.
Item 1B.    Unresolved Staff Comments.
Not applicable.
Item 2.        Properties.
(Amounts in thousands, except per square foot amounts)
Avadel Research SAS, our research center, is located in Venissieux, France (a suburb of Lyon) in three adjacent leased facilities totaling approximately 51,600 square feet.  One building of approximately 12,800 square feet houses administrative offices and analytical research laboratories.  The lease on this facility expires in March 2019.  A second facility comprising approximately 12,800 square feet houses equipment dedicated to our Micropump, LiquiTime and Trigger Lock platforms has a lease which expires in March 2019.  The third facility of approximately 26,000 square feet houses research and biochemistry (Medusa) laboratories and quality/regulatory affairs and the lease may be terminated by the end of 2018.
We previously owned manufacturing facilities, of approximately 103,900 square feet, located in Pessac, France (“Pessac Facility”), which included (i) approximately 6,800 square feet used for the manufacture of Coreg CR ® microparticles for GSK as well as other Micropump, and LiquiTime/Trigger Lock-based formulations (up to commercial scale; altogether the “Micropump Pilot Development facilities”) and housed two suites of equipment, as well as a dedicated warehouse, analytical control laboratory and a technical area with air compressor units, refrigeration units for solvents, and a heat boiler. This facility was divested to Recipharm on December 1, 2014 (for more detail, see Note 19: Discontinued Operations to the consolidated financial statements in Item II, Part 8 of this Annual Report on Form 10-K).
We have commercial and administrative activities located in Chesterfield, Missouri. In November 2015, we relocated to new office space in Chesterfield, Missouri. The office space consists of 17,065 square feet, and the lease expires in 2022. We still maintain the lease on our former office space which expires in 2018. Additionally, we still maintain the lease on the former headquarters of FSC Laboratories, Inc. located in Charlotte, North Carolina. This office space consists of 6,300 square feet, and the lease expires in 2020.
We have intellectual property, clinical, quality, regulatory, and supply chain activities located in Dublin, Ireland. The office space consists of 5,059 square feet and the lease expires in 2025.
During 2016, we expended $1,201 on property and equipment essentially limited to maintenance and investment in a global ERP.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K for more information regarding our investment activities and principal capital expenditures over the last three years.

Item 3.        Legal Proceedings.
While we may be engaged in various claims and legal proceedings in the ordinary course of business, we are not involved (whether as a defendant or otherwise) in, and, we have no knowledge of any threat of, any litigation, arbitration or administrative or other proceeding that management believes will have a material adverse effect on our consolidated financial position or results of operations.
Item 4.        Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Issuance of Company Securities in Cross-Border Merger on December 31, 2016

As described in Item 1. of this Annual Report on Form 10-K under the caption “Business - General Overview,” the Company is an Irish public limited company, or plc, and is the successor to Flamel Technologies S.A., a French société anonyme (“Flamel”), as the result of the merger of Flamel with and into the Company which was completed at 11:59:59 p.m., Central Europe Time, on December 31, 2016 (the “Merger”) pursuant to the agreement between Flamel and the Company entitled Common Draft Terms of Cross-Border Merger dated as of June 29, 2016 (the “Merger Agreement”). Immediately prior to the Merger, the Company was a wholly owned subsidiary of Flamel. In accordance with the Merger Agreement, as a result of the Merger Flamel ceased to exist as a separate entity and the Company continued as the surviving entity and assumed all of the assets and liabilities of Flamel.
In addition, pursuant to the Merger, all outstanding ordinary shares of Flamel were canceled and exchanged on a one-for-one basis for newly issued ordinary shares of the Company, $0.01 nominal value per share; and all outstanding American Depositary Shares (ADSs) representing ordinary shares of Flamel were canceled and exchanged on a one-for-one basis for ADSs representing ordinary shares of the Company. These exchanges resulted in the issuance of approximately 41,370,804 ordinary shares of the Company, of which approximately 40,426,656 of such ordinary shares were issued to the Depositary under the Company’s ADS program. Such 40,426,656 ordinary shares issued to the Depositary were thereupon represented by ADSs and issued to the former holders of Flamel ADSs. The issuances of these securities in connection with the Merger were sanctioned by the High Court of Ireland pursuant to an order issued on November 25, 2016 after a hearing upon the fairness of the terms and conditions of such issuances at which all holders of Flamel ordinary shares had a right to appear and of which notice had been given. The foregoing issuances of ordinary shares of the Company and ADSs representing such ordinary shares of the Company were exempt from the registration requirements of the Securities Act by virtue of the exemption provided under Section 3(a)(10) thereof.
Common Stock Data (per share) (Unaudited):

The principal trading market for the Company’s securities in ADSs is the NASDAQ Global Market. There is no foreign trading market for the Company’s ordinary shares, ADSs or any other equity security issued by the Company. Each ADS represents one ordinary share, nominal value $0.01. Each ADS is evidenced by an ADR. The Bank of New York Mellon is the Depositary for the ADRs.

As of March 20, 2017, there were 41,379,554 ADSs outstanding, and the closing stock price of the Company was $9.73 per share.

The following table reports the high and low trading prices of the ADSs on the NASDAQ Market for the periods indicated:

	2016 Price Range		2015 Price Range
	High	Low	High	Low

First quarter	$12.92	$7.85	$18.47	$11.50
Second quarter	13.32	8.83	22.32	13.88
Third quarter	14.89	11.01	25.69	15.37
Fourth quarter	13.16	9.26	19.27	12.21

Holders

As of March 20, 2017, there were 244 holders of record of our ordinary shares and 20 accounts registered with The Bank of New York Mellon, the depositary of our ADS program, as holders of ADSs, one of which ADS accounts is registered to the Depositary Trust Corporation (DTC). Because our ADSs are generally held of record by brokers, nominees and other institutions as participants in DTC on behalf of the beneficial owners of such ADSs, we are unable to estimate the total number of beneficial owners of the ADSs held by these record holders.

Dividends
The Company has never declared or paid a cash dividend on any of its capital stock and does not anticipate declaring cash dividends in the foreseeable future.

Stock Performance Graph

The following graph compares the cumulative 5-year return provided to shareholders of Avadel’s ADSs relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. We believe these indices are the most appropriate indices against which the total shareholder return of Avadel should be measured. The NASDAQ Biotechnology Index has been selected because it is an index of U.S. quoted biotechnology and pharmaceutical companies. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our ADSs and in each of the indexes on January 1, 2012 and its relative performance is tracked through December 31, 2016. The comparisons shown in the graph are based upon historical data and we caution that the stock price performance shown in the graph is not indicative of, or intended to forecast, the potential future performance of our stock.

This performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act. Notwithstanding any statement to the contrary set forth in any of our filings under the Securities Act of 1933 or the Exchange Act that might incorporate future filings, including this Annual Report on Form 10-K, in whole or in part, this performance graph shall not be incorporated by reference into any such filings except as may be expressly set forth by specific reference in any such filing.

Item 6.        Selected Financial Data (in thousands, except per share amounts).

Annual Financial Data:

The following selected financial data should be read in conjunction with our consolidated financial statements and related notes appearing in Item 8 "Financial Statements and Supplementary Data" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of this Annual Report on Form 10-K. The Company's historical results are not necessarily indicative of the results to be expected in any future period.

Statement of Income (Loss) Data:	2016	2015 (b)	2014 (b)	2013 (b)	2012 (b)

Revenues	$150,246	$173,009	$14,975	$4,179	$7,534
Gross profit (a)	136,998	161,599	11,592	3,617	7,134
Operating income (loss)	(4,965)	70,758	(93,657)	(53,700)	(9,913)
Net income (loss) from continuing operations	(41,276)	41,798	(89,487)	(46,176)	(4,380)
Net income from discontinued operations	—	—	4,018	3,584	1,512
Net income (loss)	(41,276)	41,798	(85,469)	(42,592)	(2,868)
Earnings (loss) per share - basic:
Continuing operations	(1.00)	1.03	(2.47)	(1.81)	(0.17)
Discontinued operations	—	—	0.11	0.14	0.06
Net income (loss) per share - basic	(1.00)	1.03	(2.36)	(1.67)	(0.11)
Earnings (loss) per share - diluted:
Continuing operations	(1.00)	0.96	(2.47)	(1.81)	(0.17)
Discontinued operations	—	—	0.11	0.14	0.06
Net income (loss) per share - diluted	(1.00)	0.96	(2.36)	(1.67)	(0.11)

Balance Sheet Data:	2016	2015 (b)	2014 (b)	2013	2012

Cash and cash equivalents	$39,215	$65,064	$39,760	$6,636	$2,742
Marketable securities	114,980	79,738	53,074	401	6,413
Goodwill	18,491	18,491	18,491	18,491	18,491
Intangible assets, net	22,837	15,825	28,389	40,139	41,589
Total assets	245,482	215,081	174,382	116,252	117,311
Long-term debt (incl. current portion)	815	1,118	3,717	30,249	10,409
Long-term related party payable (incl. current portion)	169,347	122,693	114,750	55,265	26,220

(a) Gross profit is computed by subtracting cost of products and services sold from total revenues.
(b) The consolidated financial statements for prior periods contain certain reclassifications to conform to the presentation used in 2016. Additionally, the Company has identified certain immaterial errors related to prior reporting periods. Refer to Note 1: Summary of Significant Accounting Policies in the notes to the consolidated financial statements.

Quarterly Financial Data (Unaudited):

The following tables present certain unaudited consolidated quarterly financial information for each quarter of 2016 and 2015. Year-to-date earnings (loss) per share amounts may be different than the sum of the applicable quarters due to differences in weighted average shares outstanding for the respective periods.

2016:	March 31 (b)	June 30	September 30	December 31

Revenues	$36,216	$38,858	$32,087	$43,085
Gross profit (a)	32,310	34,951	29,243	40,494
Operating income (loss)	5,704	(11,543)	(16,190)	17,064
Net income (loss)	(6,058)	(19,958)	(19,994)	4,734
Net income (loss) per share - basic	(0.15)	(0.48)	(0.48)	0.11
Net income (loss) per share - diluted	(0.15)	(0.48)	(0.48)	0.11

2015:	March 31 (b)	June 30 (b)	September 30 (b)	December 31 (b)

Revenues	$32,526	$48,602	$47,313	$44,568
Gross profit (a)	28,896	45,846	45,226	41,631
Operating income (loss)	10,014	(2,370)	(14,486)	77,600
Net income (loss)	13,213	(16,857)	(28,076)	73,518
Net income (loss) per share - basic	0.33	(0.42)	(0.69)	1.79
Net income (loss) per share - diluted	0.31	(0.42)	(0.69)	1.69

(a) Gross profit is computed by subtracting cost of products and services sold from total revenues.
(b) The consolidated financial statements for prior periods contain certain reclassifications to conform to the presentation used in 2016. Additionally, the Company has identified certain immaterial errors related to prior reporting periods. Refer to Note 1: Summary of Significant Accounting Policies in the notes to the consolidated financial statements and Item 5 in the second quarter 2016 Form 10-Q filing.

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
Overview
Nature of Operations
Avadel Pharmaceuticals PLC (“Avadel,” the “Company,” “we,” “our,” or “us”) is a specialty pharmaceutical company engaged in identifying, developing, and commercializing niche branded pharmaceutical products mainly in the U.S. Our business model consists of three distinct strategies:

•
the development of differentiated, patent protected products through application of the Company’s proprietary patented drug delivery platforms, Micropump® and LiquiTime®, that target high-value solid and liquid oral and alternative dosages forms through the U.S. Food and Drug Administration (FDA) 505(b)(2) approval process, which allows a sponsor to submit an application that doesn’t depend on efficacy, safety, and toxicity data created by the sponsor. In addition to Micropump® and LiquiTime®, the Company has two other proprietary drug delivery platforms, Medusa™ (hydrogel depot technology for use with large molecules and peptides) and Trigger Lock™ (controlled release of opioid analgesics with potential abuse deterrent properties).

•
the identification of Unapproved Marketed Drugs (“UMDs”), which are currently sold in the U.S., but unapproved by the FDA, and the pursuit of approval for these products via a 505(b)(2) New Drug Application (NDA). To date, the Company has received approvals through this “unapproved-to-approved” avenue for three products: Bloxiverz® (neostigmine methylsulfate injection), Vazculep® (phenylephrine hydrochloride injection) and Akovaz® (ephedrine sulfate injection). As a potential source of near-term revenue growth, Avadel is working on the development of a fourth product for potential NDA submission by year-end 2017, and seeks to identify additional product candidates for development with this strategy.

•
the acquisition of commercial and or late-stage products or businesses. The Company markets three branded pediatric-focused pharmaceutical products in the primary care space, and a 510(k) approved device that will launch in the second quarter of 2017, all of which were purchased through the acquisition of FSC Laboratories and FSC Pediatrics on February 5, 2016. We will consider further acquisitions, and the Company continues to look for assets that could fit strategically into its current or potential future commercial sales force.

The Company was incorporated in Ireland on December 1, 2015 as a private limited company, and re-registered as an Irish public limited company on November 21, 2016. Its headquarters are in Dublin, Ireland and it has operations in St. Louis, Missouri, United States, and Lyon, France.
The Company is an Irish public limited company, or plc, and is the successor to Flamel Technologies S.A., a French société anonyme (“Flamel”), as the result of the merger of Flamel with and into the Company which was completed at 11:59:59 p.m., Central Europe Time, on December 31, 2016 (the “Merger”) pursuant to the agreement between Flamel and Avadel entitled Common Draft Terms of Cross-Border Merger dated as of June 29, 2016 (the “Merger Agreement”). Immediately prior to the Merger, the Company was a wholly owned subsidiary of Flamel. As a result of the Merger Agreement:

•	Flamel ceased to exist as a separate entity and the Company continued as the surviving entity and assumed all of the assets and liabilities of Flamel.

•	our authorized share capital is $5,500 divided into 500,000 ordinary shares with a nominal value of $0.01 each and 50,000 preferred shares with a nominal value of $0.01 each

◦
all outstanding ordinary shares of Flamel, €0.122 nominal value per share, were canceled and exchanged on a one-for-one basis for newly issued ordinary shares of the Company, $0.01 nominal value per share. This change in nominal value of our outstanding shares resulted in our reclassifying $5,937 on our balance sheet from ordinary shares to additional paid-in capital

◦
our board of directors is authorized to issue preferred shares on a non-pre-emptive basis, for a maximum period of five years, at which point it may be renewed by shareholders. The board of directors has discretion to dictate terms attached to the preferred shares, including voting, dividend, conversion rights, and priority relative to other classes of shares with respect to dividends and upon a liquidation.

•	all outstanding American Depositary Shares (ADSs) representing ordinary shares of Flamel were canceled and exchanged on a one-for-one basis for ADSs representing ordinary shares of the Company.
Thus, the Merger changed the jurisdiction of our incorporation from France to Ireland, and an ordinary share of the Company held (either directly or represented by an ADS) immediately after the Merger continued to represent the same proportional interest in our equity owned by the holder of a share of Flamel immediately prior to the Merger.
References in these consolidated financial statements and the notes thereto to “Avadel,” the “Company,” “we,” "our," “us,” and similar terms shall be deemed to be references to Flamel prior to the completion of the Merger, unless the context otherwise requires.
Prior to completion of the Merger, the Flamel ADSs were listed on the Nasdaq Global Market (“Nasdaq”) under the trading symbol “FLML”; and immediately after the Merger the Company’s ADSs were listed for and began trading on Nasdaq on January 3, 2017 under the trading symbol “AVDL.”
Further details about the reincorporation, the Merger and the Merger Agreement are contained in our definitive proxy statement filed with the Securities and Exchange Commission on July 5, 2016, and within the Annual Report on Form 10-K of which these financial statements are a part in Item 1 thereof under the caption “Business - The Flamel Merger.”
Under Irish law, the Company can only pay dividends and repurchase shares out of distributable reserves, as discussed further in the Company's proxy statement filed with the SEC as of July 5, 2016. Upon completion of the Merger, the Company did not have any distributable reserves. On February 15, 2017, the Company filed a petition with the High Court of Ireland seeking the court's confirmation of a reduction of the Company's share premium so that it can be treated as distributable reserves for the purposes of Irish law. On March 6, 2017, the High Court issued its order approving the reduction of the Company's share premium which can be treated as distributable reserves.
Strategy
The Company's business strategy is designed to drive overall sales and earnings growth while maintaining a return on invested capital at an appropriate premium above the Company's cost of capital. Our key areas of focus address the most significant opportunities and challenges we face, including:

•
Unapproved Marketed Drug Development: The Company derives a majority of its revenues and cash flow from its UMD products. During the twelve months ended December 31, 2016 the Company generated $147,222 of sales from the UMD products compared to $172,288 in the same period of 2015.

◦
The first UMD product, Bloxiverz, which had sales of $82,896 and $150,083 for the twelve months ended December 31, 2016 and 2015, respectively, was approved by the FDA on May 31, 2013, and is currently being marketed in the U.S.

◦
The second UMD product, Vazculep, which had sales of $39,796 and $20,151 for the twelve months ended December 31, 2016 and 2015, respectively, was approved by the FDA on September 27, 2014 and launched in October 2014 in the U.S.

◦
The third UMD product, Akovaz, which had sales of $16,831 for the twelve months ended December 31, 2016, was approved by the FDA April 29, 2016. The Company began marketing this product in August 2016.

Each of the above products is currently sold in the United States by Avadel’s subsidiary Avadel Legacy Pharmaceuticals, LLC (formerly Éclat). Through our acquisition of Éclat, we obtained marketing and licensing knowledge of the commercial and regulatory processes in the U.S. and E.U. We believe this knowledge has enhanced our ability to identify product candidates for development, leverage new opportunities for the application of our drug delivery platforms, and license and market products in the U.S and E.U. The cash flow generated from these UMD products, among other things, is used to fund our second strategy, the development and commercialization of drug delivery products.

•
Development and Commercialization of the Company’s Drug Delivery Pipeline Products: In addition to the UMD strategy, the Company is continuing to advance the development of its innovative drug delivery platforms. We have enhanced our ability to identify new product candidates and to pursue commercial opportunities associated with our drug delivery platforms. The Company’s drug delivery platforms allow the creation of competitive and differentiated drug product profiles (e.g., with improved pharmacokinetics, efficacy and/or safety). We own and develop drug delivery platforms that address key formulation challenges, leading to the development of differentiated drug products for administration in various forms (e.g., capsules, tablets, sachets or liquid suspensions for oral use; or injectables for subcutaneous administration) and can be applied to a broad range of drugs (novel, already-marketed, or off-patent). Application of these technologies to pharmaceuticals allows us to protect our potential products through patent protection and product differentiation. As a result of developing our own drug delivery platforms our business is now less dependent on the development activities performed by partners, and relies more on the development of our own, self-funded, products. Our proprietary drug delivery platforms include:

◦
Micropump® is a microparticulate system that allows the development and marketing of modified and/or controlled release solid oral dosage formulations of drugs (Micropump®-carvedilol and Micropump®-aspirin formulations have been approved in the U.S. and in the E.U., respectively).

◦
LiquiTime® allows development of modified/controlled release oral products in a liquid suspension formulation particularly suited to children or patients having issues swallowing tablets or capsules. Unlike most liquid pharmaceuticals, LiquiTime® technology is not limited to ionic drugs as with resin-complex based technologies and can be applied to the development of combination products.

◦	Trigger Lock™ allows development of abuse-deterrent modified/controlled release formulations of narcotic/opioid analgesics and other drugs susceptible to abuse.

◦	Medusa™ allows the development of extended/modified release of injectable dosage formulations of drugs (e.g., peptides, polypeptides, proteins, and small molecules).
Several products formulated using our proprietary drug delivery platforms are currently under various stages of development for possible marketing either by the Company and/or by partners via licensing/distribution agreements. In particular, the Company has started a Phase III trial, titled “A Double-blind, Randomized, Placebo Controlled, Two Arm Multi-Center Study to Assess the Efficacy and Safety of a Once Nightly Formulation of Sodium Oxybate for Extended-Release Oral Suspension (FT218) for the Treatment of Excessive Daytime Sleepiness and Cataplexy in Subjects with Narcolepsy,” We have branded this trial REST-ON. On October 6, 2016, the Company announced that its Irish subsidiary, Avadel Ireland Holdings, has reached agreement with the U.S. Food and Drug Administration (FDA) for the design and planned analysis of the noted Phase III clinical trial of FT218, a once nightly formulation of sodium oxybate utilizing the Company’s proprietary drug delivery platform, Micropump®. The agreement was reached through the Special Protocol Assessment (SPA) process. A SPA is an acknowledgment by FDA that the design and planned analysis of the Company’s pivotal clinical trial of FT218 adequately addresses the objectives necessary to support a regulatory submission. In December 2016, the Company initiated patient enrollment and dosing for its REST-ON Phase III clinical trial to assess the safety and efficacy of its once nightly formulation of Micropump® sodium oxybate (FT218) for the treatment of excessive daytime sleepiness (EDS) and cataplexy in patients suffering from narcolepsy. The sole-source market for sodium oxybate, dosed twice nightly, is estimated at $1.1 billion in 2016. We believe that our product could offer significant advantages over the existing product to narcolepsy patients. Our objective is to complete enrollment for this study by year-end 2017.
•The key elements of our pipeline strategy include:

◦	Continuing to build commercially successful products utilizing Micropump;

◦	Identifying opportunities and optimizing time-to-market for our LiquiTime drug delivery platform;

◦	Maximizing the technical potential of our existing drug delivery platforms for developing new and proprietary products; and

◦	Developing and validating improved and complementary drug delivery platforms related to our current drug delivery capabilities.

•
Inorganic growth through Acquisitions and/or Partnerships: The Company maintains a strong balance sheet with substantial liquidity and no long-term debt with fixed maturities. As part of its overall enterprise strategy, the Company expects to explore and pursue appropriate inorganic growth opportunities that complement its drug delivery platforms or to acquire proprietary products that enhance profitability and cash flow. This was evidenced in early 2016 with the acquisition of FSC, a specialty pharmaceutical company dedicated to providing innovative solutions to unmet medical needs for pediatric patients. Additionally, the Company will leverage the capabilities of its existing and future proprietary products and/or drug delivery platforms with pharmaceutical and biotechnology partnerships or licensing transactions. In 2015, the Company completed a licensing transaction for exclusive U.S. rights to its LiquiTime technology-based Over-the-Counter ("OTC") products which was licensed to Elan Pharma International Limited.

•
Divestitures and out licensing: We have a stated objective to narrow our focus to our two most developed platforms, Micropump® and LiquiTime®. As a result, we are pursuing the divestiture or out licensing of Trigger Lock™ for abuse deterrence, and Medusa™ for extended-release subcutaneous injection. We believe both platforms are robust and well protected from an IP standpoint; however, their development and FDA approval will likely require substantial investments in clinical work and infrastructure, which we are not currently prepared to support.

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

•
Competition and Technological Change: Competition in the pharmaceutical and biotechnology industry continues to be intense and is expected to increase. We compete with academic laboratories, research institutions, universities, joint ventures, and other pharmaceutical and biotechnology companies, including other companies developing niche brand or generic specialty pharmaceutical products or drug delivery platforms. Furthermore, major technological changes can happen quickly in the pharmaceutical and biotechnology industries. Such rapid technological change, or the development by our competitors of technologically improved or differentiated products, could render our drug delivery platforms obsolete or noncompetitive.

•
Pricing Environment for Pharmaceuticals: The pricing environment continues to be in the political spotlight in the U.S. As a result, the need to obtain and maintain appropriate pricing and reimbursement for our products may become more challenging due to, among other things, the attention being paid to healthcare cost containment and other austerity measures in the U.S. and worldwide.

•
Generics Playing a Larger Role in Healthcare: Generic pharmaceutical products will continue to play a large role in the U.S. healthcare system. Specifically, we have seen, or likely will see, additional generic competition to our current and future products and we continue to expect generic competition in the future.

•
Access to and Cost of Capital: The cost of raising capital has recently become more expensive. If the need were to arise to raise more capital our cost will be more expensive and may create challenges for the Company. Currently, the Company has no need to raise capital.

Highlights of our consolidated results for the twelve months ended December 31, 2016 are as follows:

•
Revenue was $150,246 for the twelve months ended December 31, 2016 compared to $173,009 in the same period last year. This decrease was primarily the result of a decrease in Bloxiverz revenues as a result of additional competition, partially offset by the August 2016 launch of Akovaz, which added $16,831 of revenue.

•
Operating loss was $4,965 for the twelve months ended December 31, 2016 compared to operating income of $70,758 for the twelve months ended December 31, 2015. This decline in profitability was largely driven by the lower gross profit (revenues minus cost of goods sold) as a result of the decrease in revenues noted above, increases in SG&A and R&D and higher non-cash charges related to the adjustments to the fair value of our related party payables.

•
Net loss was $41,276 for the twelve months ended December 31, 2016 compared to net income of $41,798 in the same period last year. The decline to a net loss in 2016 from net income in 2015 was due to the same reasons noted above.

•	Diluted net loss per share was $1.00 for the twelve months ended December 31, 2016 compared to net income per share of $0.96 in the same period last year.

•	Cash and marketable securities increased $9,393 to $154,195 at December 31, 2016 from $144,802 at December 31, 2015.
Critical Accounting Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates under different assumptions or conditions.
The following accounting policies are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. Management's estimates are based on the relevant information available at the end of each period.
Revenue
Revenue includes sales of pharmaceutical products, amortization of licensing fees and, if any, milestone payments for R&D achievements.
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
For generic and branded products sold in mature markets where the ultimate net selling price to the customer is estimable, the Company recognizes revenues upon shipment to the wholesaler. For new product launches, we recognize revenue once sufficient data is available to determine product acceptance in the marketplace such that product returns and other deductions may be estimated based on historical data and there is evidence of reorders and consideration is made of wholesaler inventory levels. In connection with the third quarter 2016 launch of Akovaz, we determined that sufficient data was available to determine the ultimate net selling price to the customer, and therefore, we began to recognize revenue upon shipment to our wholesaler customers.
Prior to the second quarter 2016, we did not have sufficient historical data to estimate certain revenue deductions. As such, we could not accurately estimate the ultimate net selling price of our Avadel Legacy Pharmaceuticals (formerly Éclat) portfolio of products. As a result, we delayed revenue recognition on these products until the wholesaler sold the product through to its customers.
During the second quarter of 2016, it was determined that we now had sufficient evidence, history, data and internal controls to estimate the ultimate selling price of our products upon shipment from our warehouse to our customers, the wholesalers.  Accordingly, we discontinued the sell-through revenue approach and now recognize revenue once the product is shipped from the warehouse to the wholesaler. As a result of this change in accounting estimate, we recognized $5,981 in additional revenue, or $0.05 per diluted share, for the twelve months ended December 31, 2016 that previously would have been deferred until sold by the wholesalers to the hospitals.
License and Research Revenue
Our license and research revenues consist of fees and milestone payments. Non-refundable fees where we have continuing performance obligations are deferred and are recognized ratably over the projected performance period. We recognize milestone payments, which are typically related to regulatory, commercial or other achievements by us or our licensees and distributors, as revenues when the milestone is accomplished and collection is reasonably assured. For the year ended December 31, 2016, we recognized $3,024 of revenue from license agreements.
Research and Development
Research and development expenses consist primarily of costs related to clinical studies and outside services, personnel expenses, and other research and development expenses. Clinical studies and outside services costs relate primarily to services performed by clinical research organizations and related clinical or development manufacturing costs, materials and supplies, filing fees, regulatory support, and other third party fees. Personnel expenses relate primarily to salaries, benefits and stock-based compensation. Other research and development expenses primarily include overhead allocations consisting of various support and facilities-related costs. R&D expenditures are charged to operations as incurred.

The Company recognizes R&D tax credits received from the French government for spending on innovative R&D as an offset of R&D expenses.
Stock-based Compensation
The Company accounts for stock-based compensation based on grant-date fair value estimated in accordance with ASC 718. The fair value of stock options and warrants is estimated using Black-Scholes option-pricing valuation models (“Black-Scholes model”). As required by the Black-Sholes model, estimates are made of the underlying volatility of AVDL stock, a risk-free rate and an expected term of the option or warrant. We estimated the expected term using a simplified method, as we do not have enough historical exercise data for a majority of such options and warrants upon which to estimate an expected term. The Company recognizes compensation cost, net of an estimated forfeiture rate, using the accelerated method over the requisite service period of the award.
Income Taxes
Our income tax expense (benefit), deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best estimate of current and future taxes to be paid. We are subject to income taxes in Ireland, France and the United States. Significant judgments and estimates are required in the determination of the consolidated income tax expense (benefit).
Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover our deferred tax assets in the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income or loss, tax-planning strategies, and results of recent operations. The assumptions about future taxable income or loss require the use of significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses.
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. ASC 740 states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits.
We (1) record unrecognized tax benefits as liabilities in accordance with ASC 740 and (2) adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.
We have not recorded a deferred tax liability for any income or withholding taxes that may arise as the result of the distribution of unremitted earnings within our Company. While the Company has no unremitted earnings as measured on a US GAAP basis, the measure of earnings for purposes of taxation of a distribution may differ for tax purposes and would become subject to income tax if they were remitted as dividends. Based on our estimates that future domestic cash generation will be sufficient to meet future domestic cash needs along with our specific plans for reinvestment, we have not recorded a deferred tax liability for any income or withholding taxes that may arise from a distribution that would qualify as a dividend for tax purposes. It is not practicable to estimate the amount of deferred tax liability on such remittances, if any.
Goodwill
Goodwill represents the excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed. The Company has determined that it operates in a single segment and has a single reporting unit associated with the development and commercialization of pharmaceutical products. The annual test for goodwill impairment is a two-step process. The first step is a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. If this step indicates impairment, then, in the second step, the loss is measured as the excess of recorded goodwill over the implied fair value of the goodwill. Implied fair value of goodwill is the excess of the fair value of the reporting unit as a whole over the fair value of all separately identified assets and liabilities within the reporting unit. The Company tests goodwill for impairment annually and when events or changes in circumstances indicate that the carrying value may not be recoverable. The Company uses projections of future discounted cash flows and takes into account assumptions regarding the evolution of the market and the Company's ability to successfully develop and commercialize its products. Changes in market conditions could have a major impact on the valuation of these assets and could result in potential associated impairment. During the fourth quarter of 2016, we performed our required annual impairment test of goodwill and have determined that no impairment of goodwill existed at December 31, 2016 or 2015.
Long-Lived Assets
Long-lived assets include fixed assets and intangible assets. Intangible assets consist primarily of purchased licenses, in-process R&D and intangible assets recognized as part of the Éclat and FSC acquisitions. Acquired IPR&D has an indefinite life and is not amortized until completion and development of the project, at which time the IPR&D becomes an amortizable asset. Amortization of acquired IPR&D is computed using the straight-line method over the estimated useful life of the assets.
Long-lived assets are reviewed for impairment whenever conditions indicate that the carrying value of the assets may not be fully recoverable. Such impairment tests are based on a comparison of the pretax undiscounted cash flows expected to be generated by the asset to the recorded value of the asset. If impairment is indicated, the asset value is written down to its market value if readily determinable or its estimated fair value based on discounted cash flows. Any significant changes in business or market conditions that vary from current expectations could have an impact on the fair value of these assets and any potential associated impairment. The Company has determined that no indications of impairment existed at December 31, 2016 or 2015.
Acquisition-related Contingent Consideration
The acquisition-related contingent consideration payables arising from the acquisition of Éclat Pharmaceuticals (i.e., our Avadel Legacy Pharmaceutical products business) and FSC are accounted for at fair-value (see Note 10: Long-Term Related Party Payable). The fair value of the warrants issued in connection with the Éclat acquisition are estimated using a Black-Scholes option pricing model. The fair value of acquisition-related contingent consideration payable is estimated using a discounted cash flow model based on the long-term sales or gross profit forecasts of the specified Éclat or FSC products using an appropriate discount rate. There are a number of estimates used when determining the fair value of these earn-out payments. These estimates include, but are not limited to, the long-term pricing environment, market size, market share the related products are forecast to achieve, the cost of goods related to such products and an appropriate discount rate to use when present valuing the related cash flows. These estimates can and often do change based on changes in current market conditions, competition, management judgment and other factors. Changes to these estimates can have and have had a material impact on our consolidated statements of income (loss), balance sheets and statements of cash flows. Changes in fair value of these liabilities are recorded in the consolidated statements of income (loss) within operating expenses as changes in fair value of related party contingent consideration.
Financing-related Royalty Agreements
We also entered into two royalty agreements with related parties in connection with certain financing arrangements. We elected the fair value option for the measurement of the financing-related contingent consideration payable associated with the royalty agreements with certain Deerfield and Broadfin entities, both of whom are related parties (see Note 10: Long-Term Related Party Payable). The fair value of financing-related royalty agreements is estimated using many of the components used to determine the fair value of the acquisition-related contingent consideration noted above. Changes to these components can also have a material impact on our consolidated statements of income (loss), balance sheets and statements of cash flows. Changes in the fair value of this liability are recorded in the consolidated statements of income (loss) as other expense - changes in fair value of related party payable.
Foreign Currency Translation
At December 31, 2016, the reporting currency of the Company and its wholly-owned subsidiaries is the U.S. dollar. Prior to December 31, 2016, each of the Company's non-U.S. subsidiaries and the parent entity, Flamel, used the Euro as their functional currency. At December 31, 2016, in conjunction with the Merger described above, Avadel determined the U.S. dollar is its functional currency. Subsidiaries and entities that do not use the U.S. dollar as their functional currency translate 1) profit and loss accounts at the average exchange rates during the reporting period, 2) assets and liabilities at period end exchange rates and 3) shareholders' equity accounts at historical rates. Resulting translation gains and losses are included as a separate component of shareholders' equity in accumulated other comprehensive loss. Assets and liabilities, excluding available-for-sale marketable securities, denominated in a currency other than the subsidiary's functional currency are translated to the subsidiary's functional currency at period end exchange rates with resulting gains and losses recognized in the consolidated statements of income (loss). Available-for-sale marketable securities denominated in a currency other than the subsidiary's functional currency are translated to the subsidiary's functional currency at period end exchange rates with resulting gains and losses recognized in the consolidated statements of comprehensive income (loss).

Results of Operations
The following is a summary of our financial results (in thousands, except per share amounts):

				Increase / (Decrease)
	Years Ended December 31,			2016 vs. 2015		2015 vs. 2014
Comparative Statements of Income (Loss):	2016	2015 (a)	2014 (a)	$	%	$	%

Product sales and services	$147,222	$172,288	$12,193	$(25,066)	(14.5)%	$160,095	1,313.0%
License and research revenue	3,024	721	2,782	2,303	319.4%	(2,061)	(74.1)%
Total	150,246	173,009	14,975	(22,763)	(13.2)%	158,034	1,055.3%
Operating expenses:
Cost of products and services sold	13,248	11,410	3,383	1,838	16.1%	8,027	237.3%
Research and development	34,611	25,608	17,298	9,003	35.2%	8,310	48.0%
Selling, general and administrative	44,179	21,712	15,698	22,467	103.5%	6,014	38.3%
Intangible asset amortization	13,888	12,564	11,749	1,324	10.5%	815	6.9%
Changes in fair value of related party contingent consideration	49,285	30,957	57,491	18,328	59.2%	(26,534)	(46.2)%
Loss on early repayment of related party acquisition-related note	—	—	3,013	—	n/a	(3,013)	(100.0)%
Total	155,211	102,251	108,632	52,960	51.8%	(6,381)	(5.9)%
Operating income (loss)	(4,965)	70,758	(93,657)	(75,723)	(107.0)%	164,415	(175.6)%
Investment and other income	1,635	1,236	927	399	32.3%	309	33.3%
Interest expense	(963)	—	(5,747)	963	n/a	(5,747)	(100.0)%
Other expense - changes in fair value of related party payable	(6,548)	(4,883)	(3,525)	1,665	34.1%	1,358	38.5%
Foreign exchange gain	1,123	10,594	11,871	(9,471)	(89.4)%	(1,277)	(10.8)%
Income (loss) before income taxes	(9,718)	77,705	(90,131)	(87,423)	(112.5)%	167,836	(186.2)%
Income tax provision (benefit)	31,558	35,907	(644)	(4,349)	(12.1)%	36,551	(5,675.6)%
Net income (loss) from continuing operations	(41,276)	41,798	(89,487)	(83,074)	(198.8)%	131,285	(146.7)%
Net income from discontinued operations	—	—	4,018	—	n/a	(4,018)	(100.0)%
Net income (loss)	$(41,276)	$41,798	$(85,469)	$(83,074)	(198.8)%	$127,267	(148.9)%
Earnings (loss) per share - diluted:	$(1.00)	$0.96	$(2.36)	$(1.96)	(204.2)%	$3.32	(140.7)%
(a) The consolidated financial statements for prior periods contain certain reclassifications to conform to the presentation used in 2016. Additionally, the Company has identified certain immaterial errors related to prior reporting periods. Refer to Note 1: Summary of Significant Accounting Policies in the notes to the consolidated financial statements and Item 5 in the second quarter 2016 Form 10-Q filing.

The revenues for each of the Company's significant products were as follows:

				Increase / (Decrease)
	Years Ended December 31,			2016 vs. 2015		2015 vs. 2014
Revenues:	2016	2015	2014	$	%	$	%

Bloxiverz	$82,896	$150,083	$10,411	$(67,187)	(44.8)%	$139,672	1,341.6%
Vazculep	39,796	20,151	—	19,645	97.5%	20,151	n/a
Akovaz	16,831	—	—	16,831	n/a	—	n/a
Other	7,699	2,054	1,782	5,645	274.8%	272	15.3%
Total product sales and services	147,222	172,288	12,193	(25,066)	(14.5)%	160,095	1,313.0%
License and research revenue	3,024	721	2,782	2,303	319.4%	(2,061)	(74.1)%
Total revenues	$150,246	$173,009	$14,975	$(22,763)	(13.2)%	$158,034	1,055.3%

2016 Compared to 2015
Product sales and services revenues were $147,222 for the year ended December 31, 2016, compared to $172,288 for the same prior year period. Revenues for the year ended December 31, 2016 include $5,981 in additional revenue as a result of our change in accounting estimate previously described under "Critical Accounting Estimates." Excluding the impact of this revenue change, total product sales and services for the year ended December 31, 2016 would have been $141,241, a decline of $31,047 when compared to the same period last year. Bloxiverz’s revenue declined $67,187 when compared to the same period last year, primarily due to a $72,726 loss of market share and net selling price driven largely by two factors: a) lost business as a result of a new competitor in the neostigmine market who entered the market in the first quarter of 2016 and b) a new molecule approved by the FDA in late 2015 and launched in 2016 with a similar indicated use as Bloxiverz. The decline in Bloxiverz revenue was partially offset by an increase of $4,597 related to the change in the revenue estimate noted above. Vazculep’s revenue increased $19,645 when compared to the same period last year due primarily to higher market share and a full year run rate in 2016 when compared to 2015 resulting from its launch in late 2014. Vazculep's sales were further increased by $1,384 related to the change in revenue estimate noted above. The launch of Akovaz in August 2016 contributed $16,831 to product sales for the year ended December 31, 2016. The increase in sales in Other was primarily driven from the February 2016 acquisition of FSC which contributed $5,985 in revenues.
License and research revenues increased $2,303 during the year ended December 31, 2016 compared to the same prior year period, driven primarily by a full year's accretion of the license payment we received from our entrance into an exclusive licensing agreement of the LiquiTime drug delivery platform for the U.S. OTC drug market during the third quarter of 2015.
2015 Compared to 2014
Product sales and services revenues were $172,288 for the year ended December 31, 2015, compared to $12,193 for the prior year. This represents a $160,095 increase in 2015 from 2014. The primary driver of growth was additional sales volume of $139,672 from Bloxiverz® which enjoyed a full year's run rate from its launch in late 2013 and the launch of Vazculep® in 2015 generating additional sales volume of $20,151.

				Increase / (Decrease)
	Years Ended December 31,			2016 vs. 2015		2015 vs. 2014
Cost of Products and Services Sold:	2016	2015	2014	$	%	$	%

Cost of products and services sold	$13,248	$11,410	$3,383	$1,838	16.1%	$8,027	237.3%
Percentage of sales	8.8%	6.6%	22.6%

Cost of products and services sold increased $1,838 during the year ended December 31, 2016 as compared to the same period in 2015 primarily due to the consolidation of FSC which added $2,929 in cost of products sold, offset partially by lower cost of products sold due to lower product sales in our Éclat portfolio of products. As a percentage of sales, cost of products sold increased to 8.8% in 2016 compared to 6.6% in 2015 due primarily to unfavorable product mix, largely related to the acquisition of FSC and lower net selling prices of Bloxiverz.
Cost of products and services sold increased $8,027 during the year ended December 31, 2015 as compared to the same period in 2014 primarily due to increases in respective product sales and services. As a percentage of sales, cost of products sold decreased to 6.6% in 2015 compared to 22.6% in 2014 due primarily to higher sales volumes and a favorable change in product mix.

				Increase / (Decrease)
	Years Ended December 31,			2016 vs. 2015		2015 vs. 2014
Research and Development Expenses:	2016	2015	2014	$	%	$	%

Research and development	$34,611	$25,608	$17,298	$9,003	35.2%	$8,310	48.0%
Percentage of sales	23.0%	14.8%	115.5%

Research and development expenses increased $9,003 or 35.2% and increased as a percentage of sales to 23.0% during the year ended December 31, 2016 as compared to the same period in 2015. These increases were primarily due to higher payroll and outside service costs related to feasibility studies and clinical program costs primarily associated with the sodium oxybate clinical trial.
Research and development expenses increased $8,310 or 48.0% during the year ended December 31, 2015 as compared to the same period in 2014 primarily due to higher clinical studies and outside services costs including a $2,300 FDA filing fee for Akovaz and the Company’s overall continued investment in its pipeline products. These costs were partially offset by a decrease in salaries and employee benefits which were driven largely by changes in foreign exchange rates and a decrease in certain employee benefits in 2015 relative to 2014.

				Increase / (Decrease)
	Years Ended December 31,			2016 vs. 2015		2015 vs. 2014
Selling, General and Administrative Expenses:	2016	2015	2014	$	%	$	%

Selling, general and administrative	$44,179	$21,712	$15,698	$22,467	103.5%	$6,014	38.3%
Percentage of sales	29.4%	12.5%	104.8%

Selling, general and administrative expenses increased $22,467 or 103.5% and increased as a percentage to sales to 29.4% during the year ended December 31, 2016 as compared to the same prior year period primarily due to increases resulting from the acquisition of FSC which added approximately $9,700, increases in stock-based compensation of approximately $5,000, increases in payroll and benefit costs to reinforce the Company’s management team of approximately $3,600, and higher professional fees, including legal, tax and audit of approximately $3,500.
Selling, general and administrative expenses increased $6,014 or 38.3% during the year ended December 31, 2015 as compared to the same period in 2014 primarily due to higher stock-based compensation expenses of $5,051 and additional employee recruitment costs associated with the Company’s efforts to reinforce its management team.

				Increase / (Decrease)
	Years Ended December 31,			2016 vs. 2015		2015 vs. 2014
Intangibles Asset Amortization:	2016	2015	2014	$	%	$	%

Intangible asset amortization	$13,888	$12,564	$11,749	$1,324	10.5%	$815	6.9%
Percentage of sales	9.2%	7.3%	78.5%

Intangible asset amortization expense increased $1,324 or 10.5% during the year ended December 31, 2016 as compared to the same prior year period, resulting from the commencement of amortization related to the acquired intangible assets of FSC.
Intangible asset amortization expense increased $815 or 6.9% during the year ended December 31, 2015 as compared to the same period in 2014 due to the commencement of amortization related to the acquired In-Process R&D (“IPR&D”) Vazculep intangible asset upon the product’s launch in 2015.

				Increase / (Decrease)
	Years Ended December 31,			2016 vs. 2015		2015 vs. 2014
Changes in Fair Value of Related Party Contingent Consideration:	2016	2015	2014	$	%	$	%

Changes in fair value of related party contingent consideration	$49,285	$30,957	$57,491	$18,328	59.2%	$(26,534)	(46.2)%
Percentage of sales	32.8%	17.9%	383.9%

Changes in fair value of related party contingent consideration increased $18,328 or 59.2% during the year ended December 31, 2016 as compared to the same period in 2015 primarily due to changes in the estimates of the underlying assumptions used to determine the fair values of a:) our acquisition-related contingent consideration earn out payments - Éclat, b:) acquisition related warrants and c:) acquisition related FSC royalty liabilities. As noted in our critical accounting estimates, there are a number of estimates we use when determining the fair value of the acquisition-related earn-out payments - Éclat. These estimates include the long-term pricing environment, market size, the market share the related products are forecast to achieve, the cost of goods related to such products and an appropriate discount rate to use when present valuing the related cash flows. As a result of changes to these estimates when compared to the same estimates at December 31, 2015, we incurred a charge of $57,609 to increase the fair value of acquisition related liabilities for Éclat primarily as a result of changes in market assumptions around our Akovaz product and a slightly better long term sales and gross profit outlook for Bloxiverz. Additionally, we reduced the fair value of the acquisition related warrants which resulted in a gain of $9,400, primarily due to a lower AVDL stock price at December 31, 2016 compared to December 31, 2015, changes in the volatility of AVDL stock during 2016 and a shorter remaining term. Further, we incurred a charge of $1,076 to increase the fair value of acquisition related FSC royalty liabilities. Each of the underlying assumptions used to determine the fair values of these contingent liabilities can, and often do, change based on adjustments in current market conditions, competition and other factors. These changes can have a material impact on our consolidated statements of income (loss), balance sheet and cash flows.
Changes in fair value of related party contingent consideration decreased $26,534 or 46.2% during the year ended December 31, 2015 as compared to the same period in 2014 primarily due to decreases in the changes in fair value of warrants of $37,970 driven by a reduction in the Company’s stock price, which were partially offset by increases in the changes in fair value of the earn-out payments liability of $11,436 due to changes in the associated long-term Éclat product sales forecasts.

				Increase / (Decrease)
	Years Ended December 31,			2016 vs. 2015		2015 vs. 2014
Interest Expense:	2016	2015	2014	$	%	$	%

Interest expense	$963	$—	$5,747	$963	n/a	$(5,747)	(100.0)%
Percentage of sales	(0.6)%	—%	(38.4)%
Interest expense increased $963 for the year ended December 31, 2016 when compared to the year ended December 31, 2015 as a result of interest on the long term related party note associated with the FSC acquisition. Interest expense decreased $5,747 for the year ended December 31, 2015 when compared to the year ended December 31, 2014 as a result of not incurring interest in 2015 due to extinguishing certain related party debt in 2014.

				Increase / (Decrease)
	Years Ended December 31,			2016 vs. 2015		2015 vs. 2014
Other Expense - Changes in Fair Value of Related Party Payable:	2016	2015	2014	$	%	$	%

Other expense - changes in fair value of related party payable	$6,548	$4,883	$3,525	$1,665	34.1%	$1,358	38.5%
Percentage of sales	(4.4)%	(2.8)%	(23.5)%
Other expense - changes in fair value of related party payable increased $1,665 or 34.1% during the year ended December 31, 2016 as compared to the same period last year primarily due to changes in the underlying assumptions of the long-term Éclat product sales forecasts as described in the section Changes in fair value of related party contingent consideration.  As noted in our critical accounting estimates, there are a number of estimates we use when determining the fair value of the related party payable payments. These estimates include the long-term pricing environment, market size, the market share the related products are forecast to achieve and an appropriate discount rate to use when present valuing the related cash flows. These estimates can and often do change based on changes in current market conditions, competition and other factors. As a result of changes to these estimates when compared to the same estimates at December 31, 2015, we incurred a charge of $6,548 to increase the fair value of these liabilities primarily as a result of changes in the market outlook for Akovaz and a slightly better long term sales outlook for Bloxiverz.
Other expense - changes in fair value of related party payable increased $1,358 or 38.5% during the year ended December 31, 2015 as compared to the same period last year primarily due to changes in the underlying assumptions of the long-term Éclat product sales forecasts as described in the section Changes in fair value of related party contingent consideration. As a result of changes to these estimates when compared to the same estimates at December 31, 2014, we incurred a charge of $4,883 to increase the fair value of these liabilities primarily as a result of changes in market assumptions around the long-term sales outlook for Bloxiverz.

				Increase / (Decrease)
	Years Ended December 31,			2016 vs. 2015		2015 vs. 2014
Foreign Exchange Gains:	2016	2015	2014	$	%	$	%

Foreign exchange gain	$1,123	$10,594	$11,871	$(9,471)	(89.4)%	$(1,277)	(10.8)%
Percentage of sales	0.7%	6.1%	79.3%
Foreign exchange gain declined $9,471 or 89.4% for the year ended December 31, 2016 when compared to the year ended December 31, 2015. This decline was primarily due to the non-recurrence in 2016 of a foreign currency exchange gain recorded in 2015 associated with a USD denominated intercompany loan between Flamel SA, a Euro functional entity, and Éclat, a USD functional entity. This intercompany loan was settled in 2015.
Foreign exchange gains declined $1,277 or 10.8% for the year ended December 31, 2015 when compared to the year ended December 31, 2014 primarily due to lower foreign currency exchange gains on assets and liabilities held in currencies other than the functional currency in which it was recorded.

				Increase / (Decrease)
	Years Ended December 31,			2016 vs. 2015		2015 vs. 2014
Income Taxes:	2016	2015	2014	$	%	$	%

Income tax provision (benefit)	$31,558	$35,907	$(644)	$(4,349)	(12.1)%	$36,551	(5,675.6)%
Percentage of income (loss) before income taxes	(324.7)%	46.2%	0.7%

The items accounting for the difference between the income tax provision (benefit) computed at statutory tax rates and the Company's effective tax rate are as follows for the years ended December 31:

Reconciliation to Effective Income Tax Rate:	2016	2015	2014

Statutory tax rate (1)	12.5%	33.3%	33.3%
Non-deductible changes in fair value of contingent consideration	(165.0)%	11.9%	(24.8)%
Change in valuation allowance	11.8%	(9.6)%	5.3%
Income tax deferred charge	(9.7)%	1.3%	(16.9)%
International tax rates differential	(31.9)%	11.0%	6.7%
Nondeductible stock based compensation	(14.8)%	1.3%	(0.8)%
Cross-border merger	(100.6)%	—%	—%
Unrecognized tax benefit	(15.2)%	0.4%	—%
State and local taxes (net of federal)	(9.6)%	1.5%	0.3%
Other	(2.3)%	(4.9)%	(2.3)%
Effective income tax rate	(324.8)%	46.2%	0.8%

Income tax provision (benefit) - at statutory tax rate	$(1,215)	$25,876	$(30,013)
Non-deductible changes in fair value of contingent consideration	16,036	9,249	22,326
Change in valuation allowance	(1,143)	(7,425)	(4,732)
Income tax deferred charge	938	980	15,273
International tax rates differential	3,097	8,547	(6,023)
Nondeductible stock based compensation	1,436	1,004	693
Cross-border merger	9,773	—	—
Unrecognized tax benefit	1,475	290	—
State and local taxes (net of federal)	934	1,170	(228)
Other	227	(3,784)	2,060
Income tax provision (benefit) - at effective income tax rate	$31,558	$35,907	$(644)

(1) The statutory rate reflects the Irish statutory tax rate of 12.5% for fiscal 2016, and the French statutory tax rate of 33.3% for fiscal 2015 and 2014.
In 2016, the income tax provision decreased by $4,349 when compared to the same period in 2015. The primary reason for the decrease in the income tax provision is a substantially lower level of pre-tax book income in the United States and France. Increases in the amount of nondeductible expenses due to changes in the fair value of contingent consideration and a reduced amount of income tax benefit from the release of valuation allowances partially offset the income tax benefit from the reduced amount of pre-tax book income in 2016, when compared to 2015. The Company also recorded $9,773 of income tax provision in 2016 related to the cross-border merger.
In 2015, the income tax provision increased by $36,551 when compared to the same period in 2014. The primary reason for the large increase in the income tax provision was a substantial increase in the level of pre-tax book income in the United States and France. Decreases in the amount of nondeductible expenses due to changes in the fair value of contingent consideration and an increase in the benefit from the release of valuation allowances partially offset the income tax provision from the increased amount of pre-tax book income in 2015, when compared to 2014. In 2014, the Company recorded $15,273 of income tax provision related to the transfer of intellectual property from France to Ireland, which did not reoccur in 2015.

				Increase / (Decrease)
	Years Ended December 31,			2016 vs. 2015		2015 vs. 2014
Net Income from Discontinued Operations	2016	2015	2014	$	%	$	%

Net income from discontinued operations	$—	$—	$4,018	$—	n/a	$(4,018)	(100.0)%

On December 1, 2014, Avadel divested its Pessac Facility to Recipharm AB (“Recipharm”). Under the divestiture agreement, Recipharm paid the Company $13,242. This divestiture agreement allowed Avadel to use the development and manufacturing capabilities of the acquired Pessac Facility and to use Recipharm’s other facilities for the development or manufacture of its proprietary pipeline if needed. As part of the divestiture agreement, as of December 1, 2014 the Company transferred to Recipharm the Supply Agreement and the associated royalties pertaining to Coreg CR® under the License agreement with GSK to Recipharm. The divestiture of the Pessac Facility has been classified as Discontinued Operations for the twelve-month period ended December 31, 2014 (see Note 19: Discontinued Operations to the consolidated financial statements in “Item 8. Financial Statements”) with net income attributable to such Discontinued Operations of $4,018. There was no net income attributable to such Discontinued Operations in 2016 or 2015, respectively. The gain on sale of the Pessac Facility in 2014 amounted to $5,007.
The summary statement of operations of the Discontinued Operations for each of the last three years is as follows:

Net Income from Discontinued Operations	2016	2015	2014

Revenues	$—	$—	$14,967
Operating income (loss)	—	—	(875)
Gain on disposal	—	—	5,007
Interest expense	—	—	(4)
Income tax provision	—	—	(110)
Net income from discontinued operations	$—	$—	$4,018

Liquidity and Capital Resources
The Company's cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

				Increase / (Decrease)
	Years Ended December 31,			2016 vs. 2015		2015 vs. 2014
Net Cash Provided By (Used In):	2016	2015	2014	$	%	$	%

Operating activities	$18,901	$84,293	$(10,617)	$(65,392)	(77.6)%	$94,910	(893.9)%
Investing activities	(36,630)	(31,730)	(43,083)	(4,900)	15.4%	11,353	(26.4)%
Financing activities	(7,954)	(23,751)	95,995	15,797	(66.5)%	(119,746)	(124.7)%

Operating Activities
Net cash provided by operating activities of $18,901 for the twelve months ended December 31, 2016 decreased $65,392 compared to the same prior year period. This decline in operating cash flow is primarily due to lower cash earnings (net loss adjusted for non-cash credits and charges) when compared to the same period last year, largely driven from lower revenues. Additionally, contributing to the lower operating cash flows was a shift in the classification of earn-out payments for related party contingent consideration and royalty payments for related party payables from financing activities to operating activities. During 2016, the cumulative life-to-date payments of such related party payables reached and exceeded the original fair value of the related liabilities established as part of the purchase price allocation of the Éclat acquisition and as such the Company began classifying all payments in excess of these original fair values within operating activities. Payments in excess of the original fair value totaling $22,721 were classified within operating activities for the twelve months ended December 31, 2016, compared to the same period in 2015 during which all such cash payments were classified as financing activities.
Net cash provided by operating activities of $84,293 for the year ended December 31, 2015 increased $94,910 from the same prior year period. The primary driver of this growth was an increase in cash earnings (net income adjusted for non-cash credits and charges), largely driven by higher revenues.
Investing Activities
Cash used in investing activities of $36,630 for the twelve months ended December 31, 2016 increased $4,900 compared to the same prior year period. This increase was primarily driven by higher uses of cash of $29,194 for purchases of marketable securities partially offset by the higher proceeds from sales of marketable securities of $23,238.
Cash used in investing activities of $31,730 for the year ended December 31, 2015 decreased $11,353 compared to the same prior year period. This decline in the use of cash was primarily driven by higher proceeds from sales of marketable securities of $23,315 offset partially by lower proceeds from the sales of its Pessac facility of $13,242, which did not repeat in 2015.
Financing Activities
Cash used in financing activities of $7,954 for the twelve months ended December 31, 2016 decreased $15,797 compared to the same prior year period. The decrease in the usage of cash for financing activities was primarily related to lower earn out payments for related party contingent consideration. As noted in the discussion of cash flows from operating activities, contributing to the lower uses of cash for financing activities was a shift in the classification of earn-out payments for related party contingent consideration and royalty payments for related party payables from financing activities to operating activities. During 2016, the cumulative life-to-date payments of such related party payables reached and exceeded the original fair value of the related liabilities established as part of the purchase price allocation of the Éclat acquisition and as such the Company began classifying all payments in excess of these original fair values within operating activities. Payments made before the Company exceeded the original fair value of the related liabilities are classified as financing activities and amounted to $8,117 for the twelve months ended December 31, 2016 compared to $27,897 in the same period last year, during which all such cash payments were classified as financing activities. Additionally, the Company made $4,911 in debt repayments during the twelve months ended December 31, 2015. No such payments were made in 2016 as the related debt was repaid in full in 2015. Cash proceeds from the issuance of ordinary shares and warrants were $6,990 during the twelve months ended December 31, 2015, compared to $440 during the twelve months ended December 31, 2016.
Cash used in financing activities was $23,751 for the year ended December 31, 2015 compared to cash provided by financing activities of $95,995 for the year ended December 31, 2014. The primary reason for the decline in cash flow from financing activities was due to $132,260 of proceeds received in 2014 from an equity capital raise that did not repeat in 2015. Further, the Company used $4,911 in cash for the reimbursement of a loan in 2015 compared to $34,186 in 2014. This decline was a result of the repayment of such loan in 2015 using the proceeds from the 2014 equity capital raise. Additionally, earn out and royalty payments to related parties increased by $26,334 in 2015 compared to 2014, due to higher gross profits in 2015 upon which the royalty applies.
Share Repurchase Program
In March 2017, the Board of Directors approved an authorization to repurchase up to $25,000 of Avadel ordinary shares represented by American Depository Receipts in the open market with an indefinite duration. The timing and amount of repurchases, if any, will depend on a variety of factors, including the price of our shares, cash resources, alternative investment opportunities, corporate and regulatory requirements and market conditions. This share repurchase program may be modified, suspended or discontinued at any time without prior notice. We may also from time to time establish a trading plan under Rule 10b5-1 of the Securities and Exchange Act of 1934 to facilitate purchases of our shares under this program.
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
Other Matters
Litigation
The Company is subject to potential liabilities generally incidental to its business arising out of present and future lawsuits and claims related to product liability, personal injury, contract, commercial, intellectual property, tax, employment, compliance and other matters that arise in the ordinary course of business. The Company accrues for potential liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. At December 31, 2016 and 2015, there were no contingent liabilities with respect to any threat of litigation, arbitration or administrative or other proceeding that are reasonably likely to have a material adverse effect on the Company’s consolidated balance sheet, results of operations, cash flows or liquidity.
Material Commitments
The Company has commitments to purchase services from Recipharm Pessac for a total of $22,500 for a five-year period commencing January 1, 2015 (disclosed in Note 19: Discontinued Operations).
The Company has a commitment to purchase finished product from a contract manufacturer for a total of $7,238,000 during the one-year period commencing January 1, 2017.
The Company has a commitment to purchase finished product from a contract manufacturer for a twenty-year period commencing August 1, 2015 and ending July 31, 2035. The commitment for any individual year is contractually waived if the Company's net customer sales for that product exceed certain amounts in that same year. Maximum commitments for this arrangement, at 2016 pricing levels and excluding any waived commitments, are as follows for the years ended December 31:

Purchase Commitment:	Balance

2017	$778
2018	1,032
2019	1,126
2020	1,126
2021	1,126
Thereafter	15,295
Total	$20,483

The Company and its subsidiaries lease office facilities under noncancelable operating leases expiring at various dates. Rent expense, net of rental income, was $970, $752 and $844 in 2016, 2015, and 2014, respectively. Minimum rental commitments for non-cancelable leases in effect at December 31, 2016 are as follows:

Lease Commitment:	Balance

2017	$1,117
2018	783
2019	717
2020	699
2021	441
Thereafter	600
Total	$4,357

Other than the above commitments, there were no other material commitments outside of the normal course of business. Material commitments in the normal course of business include long-term debt, long-term related party payable, and post-retirement benefit plan obligations which are disclosed in Note 9: Long-Term Debt, Note 10: Long-Term Related Party Payable, and Note 12: Post-Retirement Benefit Plans, respectively.
Aggregate Contractual Obligations
The following table presents contractual obligations of the Company at December 31, 2016:

	Payments Due by Period
Contractual Obligations:	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years

Long-term debt	$815	$268	$547	$—	$—
Long-term related party payable (undiscounted)	278,236	35,226	57,466	60,587	124,957
Purchase commitments	41,721	12,266	11,908	2,252	15,295
Operating leases	4,982	1,390	1,837	1,155	600
Total contractual cash obligations	$325,754	$49,150	$71,758	$63,994	$140,852

See Note 9: Long-Term Debt and Note 10: Long-Term Related Party Payable to the Company's consolidated financial statements contained in Item 8 – Financial Statements for obligations with respect to the respective items within the above table. Obligations relative to the Deerfield warrant-based contingent consideration of $11,217 are not included within the above table. The Company’s long-term debt does not bear interest and therefore no interest is included in the above table.
See Note 19: Discontinued Operations to the Company's consolidated financial statements contained in Item 8 – Financial Statements for obligations with respect to the Company's Recipharm obligation.
See Note 12: Post-Retirement Benefit Plans to the Company's consolidated financial statements contained in Item 8 – Financial Statements for obligations with respect to the Company's post-retirement benefit plans. Obligations of $2,431 related to the post-retirement benefit plans are not included within the above table.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
The Company is subject to interest rate risk as a result of its portfolio of marketable securities. The primary objectives of our investment policy are as follows: safety and preservation of principal and diversification of risk; liquidity of investments sufficient to meet cash flow requirements; and competitive yield. Although our investments are subject to market risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or certain types of investment. Our investment policy allows us to maintain a portfolio of cash equivalents and marketable securities in a variety of instruments, including U.S. federal government and federal agency securities, European Government bonds, corporate bonds or commercial paper issued by U.S. or European corporations, money market instruments, certain qualifying money market mutual funds, certain repurchase agreements, tax-exempt obligations of states, agencies, and municipalities in the U.S and Europe, and equities.

Foreign Exchange Risk
We have significant operations in Europe as well as in the U.S. Prior to December 31, 2016 each of the Company's non-U.S. subsidiaries and the parent entity, Flamel Technologies S.A., used the Euro as its functional currency. At December 31, 2016, in conjunction with the cross-border merger, the surviving entity in the merger and our new public holding company, Avadel Pharmaceuticals plc or the "Company," chose the U.S. dollar as its functional currency. The functional currency of certain foreign subsidiaries is the local currency. We are exposed to foreign currency exchange risk as the functional currency financial statements of foreign subsidiaries are translated to U.S. dollars. The assets and liabilities of our foreign subsidiaries having a functional currency other than the U.S. dollar are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and at the average exchange rate for the reporting period for revenue and expense accounts. The cumulative foreign currency translation adjustment is recorded as a component of accumulated other comprehensive loss in shareholders’ equity. The reported results of our foreign subsidiaries will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. Our primary currency translation exposure is related to our subsidiaries that have functional currencies denominated in Euro. A 10% strengthening/(weakening) in the rates used to translate the results of our foreign subsidiaries that have functional currencies denominated in the euro as of December 31, 2016 would have increased/(decreased) net income for the year ended December 31, 2016 by approximately $2,000.
Transactional exposure arises where transactions occur in currencies other than the functional currency. Transactions in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction. The resulting monetary assets and liabilities are translated into the appropriate functional currency at exchange rates prevailing at the balance sheet date and the resulting gains and losses are reported in foreign exchange gain (loss) in the consolidated statements of income (loss). As of December 31, 2016, our primary exposure to transaction risk related to USD net monetary assets and liabilities held by subsidiaries with a Euro functional currency. Realized and unrealized foreign exchange gains resulting from transactional exposure were $1,123 for the year ended December 31, 2016.

Item 8.         Financial Statements and Supplementary Data.

AVADEL PHARMACEUTICALS PLC
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share data)

	Years ended December 31,
	2016	2015	2014
Revenues:
Product sales and services	$147,222	$172,288	$12,193
License and research revenue	3,024	721	2,782
Total	150,246	173,009	14,975
Operating expenses:
Cost of products and services sold	13,248	11,410	3,383
Research and development	34,611	25,608	17,298
Selling, general and administrative	44,179	21,712	15,698
Intangible asset amortization	13,888	12,564	11,749
Changes in fair value of related party contingent consideration	49,285	30,957	57,491
Loss on early repayment of related party acquisition-related note	—	—	3,013
Total	155,211	102,251	108,632
Operating income (loss)	(4,965)	70,758	(93,657)
Investment and other income	1,635	1,236	927
Interest expense	(963)	—	(5,747)
Other expense - changes in fair value of related party payable	(6,548)	(4,883)	(3,525)
Foreign exchange gain	1,123	10,594	11,871
Income (loss) before income taxes	(9,718)	77,705	(90,131)
Income tax provision (benefit)	31,558	35,907	(644)
Net income (loss) from continuing operations	(41,276)	41,798	(89,487)
Net income from discontinued operations	—	—	4,018
Net income (loss)	$(41,276)	$41,798	$(85,469)

Earnings (loss) per share - basic:
Continuing operations	$(1.00)	$1.03	$(2.47)
Discontinued operations	—	—	0.11
Net income (loss)	$(1.00)	$1.03	$(2.36)

Earnings (loss) per share - diluted:
Continuing operations	$(1.00)	$0.96	$(2.47)
Discontinued operations	—	—	0.11
Net income (loss)	$(1.00)	$0.96	$(2.36)

Weighted average number of shares outstanding - basic	41,248	40,580	36,214
Weighted average number of shares outstanding - diluted	41,248	43,619	36,214

See accompanying notes to consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years ended December 31,
	2016	2015	2014
Net income (loss)	$(41,276)	$41,798	$(85,469)
Other comprehensive income (loss), net of tax:
Foreign currency translation loss	(1,024)	(15,087)	(18,040)
Net other comprehensive income (loss) on marketable securities, net of $16, ($20), ($0) tax, respectively	116	(147)	(198)
Total other comprehensive loss, net of tax	(908)	(15,234)	(18,238)
Total comprehensive (loss) income	$(42,184)	$26,564	$(103,707)

See accompanying notes to consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$39,215	$65,064
Marketable securities	114,980	79,738
Accounts receivable	17,839	7,487
Inventories	3,258	3,666
Research and development tax credit receivable	—	2,382
Prepaid expenses and other current assets	5,894	8,064
Total current assets	181,186	166,401
Property and equipment, net	3,320	2,616
Goodwill	18,491	18,491
Intangible assets, net	22,837	15,825
Research and development tax credit receivable	1,775	—
Income tax deferred charge	10,342	11,581
Other	7,531	167
Total assets	$245,482	$215,081

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$268	$434
Current portion of long-term related party payable	34,177	25,204
Accounts payable	7,105	5,048
Deferred revenue	2,223	5,121
Accrued expenses	17,222	9,308
Income taxes	1,200	—
Other	226	133
Total current liabilities	62,421	45,248
Long-term debt	547	684
Long-term related party payable	135,170	97,489
Other	5,275	2,526
Total liabilities	203,413	145,947

Shareholders' equity:
Preferred shares, $0.01 nominal value; 50,000 shares authorized at December 31, 2016, none authorized at December 31, 2015; none issued or outstanding at December 31, 2016 and December 31, 2015, respectively	—	—
Ordinary shares, nominal value of $0.01 and €0.122; 500,000 and 53,178 shares authorized; 41,371 and 41,241 issued and outstanding at December 31, 2016 and 2015, respectively	414	6,331
Additional paid-in capital	385,020	363,984
Accumulated deficit	(319,800)	(278,524)
Accumulated other comprehensive loss	(23,565)	(22,657)
Total shareholders' equity	42,069	69,134
Total liabilities and shareholders' equity	$245,482	$215,081
See accompanying notes to consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

	Ordinary shares		Additional	Accumulated	Accumulated other comprehensive	Total shareholders'
	Shares	Amount	paid-in capital	deficit	loss	equity
Balance, December 31, 2013	25,613	$3,746	$211,473	$(234,853)	$10,815	$(8,819)
Net loss	—	—	—	(85,469)	—	(85,469)
Other comprehensive loss	—	—	—	—	(18,238)	(18,238)
Subscription of warrants	—	—	351	—	—	351
Exercise of stock options or warrants	1,001	164	5,861	—	—	6,025
Vesting of free shares	151	24	(24)	—	—	—
Stock-based compensation expense	—	—	2,894	—	—	2,894
Public offering	12,400	2,099	113,133	—	—	115,232
Shares granted to Recipharm AB	1,026	155	12,894	—	—	13,049
Balance, December 31, 2014	40,191	6,188	346,582	(320,322)	(7,423)	25,025
Net income	—	—	—	41,798	—	41,798
Other comprehensive loss	—	—	—	—	(15,234)	(15,234)
Subscription of warrants	—	—	601	—	—	601
Exercise of stock options or warrants	899	123	6,266	—	—	6,389
Vesting of free shares	151	20	(20)	—	—	—
Stock-based compensation expense	—	—	7,741	—	—	7,741
Excess tax benefit from stock-based compensation	—	—	2,814	—	—	2,814
Balance, December 31, 2015	41,241	6,331	363,984	(278,524)	(22,657)	69,134
Net loss	—	—	—	(41,276)	—	(41,276)
Other comprehensive loss	—	—	—	—	(908)	(908)
Subscription of warrants	—	—	326	—	—	326
Exercise of stock options	15	2	112	—	—	114
Vesting of free shares	115	18	(18)	—	—	—
Stock-based compensation expense	—	—	14,679	—	—	14,679
Cross-border merger nominal value adjustment	—	(5,937)	5,937	—	—	—
Balance, December 31, 2016	41,371	$414	$385,020	$(319,800)	$(23,565)	$42,069

See accompanying notes to consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$(41,276)	$41,798	$(85,469)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	14,489	13,132	14,141
Loss (gain) on disposal of property and equipment	110	—	(4,952)
Loss on sale of marketable securities	826	779	—
Unrealized foreign currency exchange gain	(349)	(8,969)	(6,252)
Gains on waiver of research and development grants and other	—	(1,498)	(589)
Remeasurement of related party acquisition-related contingent consideration	49,285	30,957	60,503
Remeasurement of related party financing-related royalty agreements	6,548	4,883	3,319
Change in deferred tax and income tax deferred charge	(4,000)	69	(2,113)
Stock-based compensation expense	14,679	7,741	2,690
Increase (decrease) in cash from:
Accounts receivable	(10,050)	(8,440)	3,249
Inventories	1,831	3,036	(3,112)
Prepaid expenses and other current assets	3,412	(684)	(2,329)
Research and development tax credit receivable	397	2,975	13,210
Accounts payable & other current liabilities	(434)	(8,533)	7,219
Deferred revenue	(2,923)	3,815	(55)
Accrued expenses	6,764	3,376	452
Accrued income taxes	1,778	(393)	70
Earn-out payments for related party contingent consideration in excess of acquisition-date fair value	(20,252)	—	—
Royalty payments for related party payable in excess of original fair value	(2,469)	—	—
Other long-term assets and liabilities	535	249	(10,599)
Net cash provided by (used in) operating activities	18,901	84,293	(10,617)
Cash flows from investing activities:
Purchases of property and equipment	(1,201)	(1,629)	(1,728)
Proceeds from disposal of property and equipment	—	—	13,242
Acquisitions of businesses, including cash acquired and other adjustments	628	—	—
Proceeds from sales of marketable securities	71,546	48,308	24,993
Purchases of marketable securities	(107,603)	(78,409)	(79,590)
Net cash used in investing activities	(36,630)	(31,730)	(43,083)
Cash flows from financing activities:
Reimbursement of loans	—	(4,911)	(34,186)
Reimbursement of conditional R&D grants	(277)	(747)	(355)
Principal payments on capital lease obligations	—	—	(161)
Earn-out payments for related party contingent consideration	(6,892)	(24,526)	(1,357)
Royalty payments for related party payable	(1,225)	(3,371)	(206)
Excess tax benefit from stock-based compensation	—	2,814	—
Cash proceeds from issuance of ordinary shares and warrants	440	6,990	132,260
Net cash provided by (used in) financing activities	(7,954)	(23,751)	95,995
Effect of exchange rate changes on cash and cash equivalents	(166)	(3,508)	(9,171)
Net increase (decrease) in cash and cash equivalents	(25,849)	25,304	33,124
Cash and cash equivalents at January 1	65,064	39,760	6,636
Cash and cash equivalents at December 31	$39,215	$65,064	$39,760
Supplemental disclosures of cash flow information:
Income tax paid	$27,180	$42,121	$403
Interest paid	788	4,738	4,431

See accompanying notes to consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

NOTE 1 : Summary of Significant Accounting Policies
Nature of Operations. Avadel Pharmaceuticals PLC (“Avadel,” the “Company,” “we,” “our,” or “us”) is a specialty pharmaceutical company engaged in identifying, developing, and commercializing niche branded pharmaceutical products mainly in the U.S. Our business model consists of three distinct strategies:

•
the development of differentiated, patent protected products through application of the Company’s proprietary patented drug delivery platforms, Micropump® and LiquiTime®, that target high-value solid and liquid oral and alternative dosages forms through the U.S. Food and Drug Administration (FDA) 505(b)(2) approval process, which allows a sponsor to submit an application that doesn’t depend on efficacy, safety, and toxicity data created by the sponsor. In addition to Micropump® and LiquiTime®, the Company has two other proprietary drug delivery platforms, Medusa™ (hydrogel depot technology for use with large molecules and peptides) and Trigger Lock™ (controlled release of opioid analgesics with potential abuse deterrent properties).

•
the identification of Unapproved Marketed Drugs (“UMDs”), which are currently sold in the U.S., but unapproved by the FDA, and the pursuit of approval for these products via a 505(b)(2) New Drug Application (NDA). To date, the Company has received approvals through this “unapproved-to-approved” avenue for three products: Bloxiverz® (neostigmine methylsulfate injection), Vazculep® (phenylephrine hydrochloride injection) and Akovaz® (ephedrine sulfate injection). As a potential source of near-term revenue growth, Avadel is working on the development of a fourth product for potential NDA submission by year-end 2017, and seeks to identify additional product candidates for development with this strategy.

•
the acquisition of commercial and or late-stage products or businesses. The Company markets three branded pediatric-focused pharmaceutical products in the primary care space, and a 510(k) approved device that will launch in the second quarter of 2017, all of which were purchased through the acquisition of FSC Laboratories and FSC Pediatrics on February 5, 2016. We will consider further acquisitions, and the Company continues to look for assets that could fit strategically into its current or potential future commercial sales force.

The Company was incorporated in Ireland on December 1, 2015 as a private limited company, and re-registered as an Irish public limited company on November 21, 2016. Its headquarters are in Dublin, Ireland and it has operations in St. Louis, Missouri, United States, and Lyon, France.
The Company is an Irish public limited company, or plc, and is the successor to Flamel Technologies S.A., a French société anonyme (“Flamel”), as the result of the merger of Flamel with and into the Company which was completed at 11:59:59 p.m., Central Europe Time, on December 31, 2016 (the “Merger”) pursuant to the agreement between Flamel and Avadel entitled Common Draft Terms of Cross-Border Merger dated as of June 29, 2016 (the “Merger Agreement”). Immediately prior to the Merger, the Company was a wholly owned subsidiary of Flamel. As a result of the Merger Agreement:

•	Flamel ceased to exist as a separate entity and the Company continued as the surviving entity and assumed all of the assets and liabilities of Flamel.

•	our authorized share capital is $5,500 divided into 500,000 ordinary shares with a nominal value of $0.01 each and 50,000 preferred shares with a nominal value of $0.01 each

◦
all outstanding ordinary shares of Flamel, €0.122 nominal value per share, were canceled and exchanged on a one-for-one basis for newly issued ordinary shares of the Company, $0.01 nominal value per share. This change in nominal value of our outstanding shares resulted in our reclassifying $5,937 on our balance sheet from ordinary shares to additional paid-in capital

◦
our board of directors is authorized to issue preferred shares on a non-pre-emptive basis, for a maximum period of five years, at which point it may be renewed by shareholders. The board of directors has discretion to dictate terms attached to the preferred shares, including voting, dividend, conversion rights, and priority relative to other classes of shares with respect to dividends and upon a liquidation.

•	all outstanding American Depositary Shares (ADSs) representing ordinary shares of Flamel were canceled and exchanged on a one-for-one basis for ADSs representing ordinary shares of the Company.

Thus, the Merger changed the jurisdiction of our incorporation from France to Ireland, and an ordinary share of the Company held (either directly or represented by an ADS) immediately after the Merger continued to represent the same proportional interest in our equity owned by the holder of a share of Flamel immediately prior to the Merger.
References in these consolidated financial statements and the notes thereto to “Avadel,” the “Company,” “we,” "our," “us,” and similar terms shall be deemed to be references to Flamel prior to the completion of the Merger, unless the context otherwise requires.
Prior to completion of the Merger, the Flamel ADSs were listed on the Nasdaq Global Market (“Nasdaq”) under the trading symbol “FLML”; and immediately after the Merger the Company’s ADSs were listed for and began trading on Nasdaq on January 3, 2017 under the trading symbol “AVDL.”
Further details about the reincorporation, the Merger and the Merger Agreement are contained in our definitive proxy statement filed with the Securities and Exchange Commission on July 5, 2016, and within the Annual Report on Form 10-K of which these financial statements are a part in Item 1 thereof under the caption “Business - The Flamel Merger.”
Under Irish law, the Company can only pay dividends and repurchase shares out of distributable reserves, as discussed further in the Company's proxy statement filed with the SEC as of July 5, 2016. Upon completion of the Merger, the Company did not have any distributable reserves. On February 15, 2017, the Company filed a petition with the High Court of Ireland seeking the court's confirmation of a reduction of the Company's share premium so that it can be treated as distributable reserves for the purposes of Irish law. On March 6, 2017, the High Court issued its order approving the reduction of the Company's share premium which can be treated as distributable reserves.
Basis of Presentation. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The consolidated financial statements include the accounts of the Company and all subsidiaries. All significant intercompany accounts and transactions have been eliminated.
Reclassifications and Immaterial Corrections of Prior Period Amounts. The consolidated financial statements for prior periods contain certain reclassifications to conform to the presentation used in 2016. Additionally, the Company has identified certain immaterial errors related to prior reporting periods. The Company has assessed the impact of the errors on its prior period financial statements and concluded that the errors were not material to those financial statements. Although the effect of the errors was not material to any previously issued financial statements, the cumulative effect of correcting the errors would have been material for the period ended December 31, 2016. Consequently, the Company has presented the effects of these errors and reclassifications on its prior period financial statements in the tables below.  In future filings, the financial statements for comparative periods affected by these errors and reclassifications will be revised.
The impact of the above errors and reclassifications on previously presented line items for each comparative period presented is as follows:

	Twelve Months Ended December 31, 2014
		Correction of Immaterial Errors
Consolidated Statement of Loss:	As filed	(b)	(f)	As revised

Product sales and services	$11,993	$200	$—	$12,193
Total revenue	14,775	200	—	14,975
Operating income (loss)	(93,857)	200	—	(93,657)
Income (loss) before income taxes	(90,331)	200	—	(90,131)
Income tax provision (benefit)	(1,407)	70	693	(644)
Net income (loss) from continuing operations	(88,924)	130	(693)	(89,487)
Net income (loss)	(84,906)	130	(693)	(85,469)
Net loss per share - basic	$(2.34)	$—	$(0.02)	$(2.36)
Net loss per share - diluted	$(2.34)	$—	$(0.02)	$(2.36)

	Twelve Months Ended December 31, 2015
		Correction of Immaterial Errors
Consolidated Statement of Income:	As filed	(a)	(b)	(c)	As revised

Product sales and services	$172,488	$—	$(200)	$—	$172,288
Total revenue	173,209	—	(200)	—	173,009
Cost of products and services sold	10,921	—	—	489	11,410
Total operating expenses	101,762	—	—	489	102,251
Operating income (loss)	71,447	—	(200)	(489)	70,758
Income (loss) before income taxes	78,394	—	(200)	(489)	77,705
Income tax provision (benefit)	37,735	(1,587)	(70)	(171)	35,907
Net income (loss) from continuing operations	40,659	1,587	(130)	(318)	41,798
Net income (loss)	40,659	1,587	(130)	(318)	41,798
Net income (loss) per share - basic	$1.00	$0.04	$—	$(0.01)	1.03
Net income (loss) per share - diluted	$0.93	$0.04	$—	$(0.01)	$0.96

	December 31, 2015
		Correction of Immaterial Errors			Reclassifications
Consolidated Balance Sheet:	As filed	(a)	(c)	(d)	(e)	(g)	As revised

Accounts receivable	$6,978	$—	$—	$—	$509	$—	$7,487
Inventories	4,155	—	(489)	—	—	—	3,666
Prepaid expenses and other current assets	7,989	—	—	—	—	75	8,064
Total current assets	166,306	—	(489)	—	509	75	166,401
Other	158	—	—	—	—	9	167
Total assets	214,977	—	(489)	—	509	84	215,081
Current portion of long-term related party payable	28,614	—	—	(3,410)	—	—	25,204
Accounts payable	10,565	—	—	—	(5,517)	—	5,048
Accrued expenses	3,598	—	—	—	5,710	—	9,308
Income taxes	323	(228)	(171)	—	—	76	—
Total current liabilities	48,788	(228)	(171)	(3,410)	193	76	45,248
Long-term related party payable	94,079	—	—	3,410	—	—	97,489
Deferred taxes	1,351	(1,359)	—	—	—	8	—
Other	2,210	—	—	—	316	—	2,526
Total liabilities	147,112	(1,587)	(171)	—	509	84	145,947
Accumulated deficit	(279,793)	1,587	(318)	—	—	—	(278,524)
Total shareholders' equity	67,865	1,587	(318)	—	—	—	69,134
Total liabilities and shareholders' equity	214,977	—	(489)	—	509	84	215,081

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

(d)	Reflects the correction of a balance sheet classification error which overstated the current portion of the long-term related party payable by $3,410.

(e)	Reflects revisions to the presentation of certain gross to net revenue reserves which were previously included in accounts payable and are now included in accrued expenses.

(f)
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

(g)
Reflects balance sheet reclassifications required to properly net the accrued income tax and deferred income tax amounts within the balance sheet as a result of the adjustments made in items (a) through (f) above.

In addition to the specific amounts identified within the tables above, the Company also changed the names of the previously-reported “Interest expense – changes in fair value of related party financing related contingent consideration” line on the consolidated statement of income (loss) to “Other expense – changes in fair value of related party payable”, and the previously-reported “Long-term related party contingent consideration payable” line on the consolidated balance sheet to “Long-term related party payable” to better reflect the underlying nature of certain royalty agreements.
While the balance sheet revisions and reclassifications noted in the tables above impact their corresponding captions within the cash flows provided by (used in) operating activities section of the Company’s consolidated statements of cash flows in each quarterly period of 2015, there was no impact to the total net cash provided by (used in) operating activities in any of these periods.
Additionally, $76,213 of marketable securities as of December 31, 2015 were reclassified from a Level 1 fair value hierarchy classification, as reported in prior filings, to a Level 2 classification based on the criteria set forth in Note 3: Fair Value Measurement.
Revenue
Revenue includes sales of pharmaceutical products, amortization of licensing fees and, if any, milestone payments for R&D achievements.
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
For generic and branded products sold in mature markets where the ultimate net selling price to the customer is estimable, the Company recognizes revenues upon shipment to the wholesaler. For new product launches, we recognize revenue once sufficient data is available to determine product acceptance in the marketplace such that product returns and other deductions may be estimated based on historical data and there is evidence of reorders and consideration is made of wholesaler inventory levels. In connection with the third quarter 2016 launch of Akovaz, we determined that sufficient data was available to determine the ultimate net selling price to the customer, and therefore, we began to recognize revenue upon shipment to our wholesaler customers.
Prior to the second quarter 2016, we did not have sufficient historical data to estimate certain revenue deductions. As such, we could not accurately estimate the ultimate net selling price of our Avadel Legacy Pharmaceuticals (formerly Éclat) portfolio of products. As a result, we delayed revenue recognition on these products until the wholesaler sold the product through to its customers.
During the second quarter of 2016, it was determined that we now had sufficient evidence, history, data and internal controls to estimate the ultimate selling price of our products upon shipment from our warehouse to our customers, the wholesalers.  Accordingly, we discontinued the sell-through revenue approach and now recognize revenue once the product is shipped from the warehouse to the wholesaler. As a result of this change in accounting estimate, we recognized $5,981 in additional revenue, or $0.05 per diluted share, for the twelve months ended December 31, 2016 that previously would have been deferred until sold by the wholesalers to the hospitals.

License and Research Revenue
Our license and research revenues consist of fees and milestone payments. Non-refundable fees where we have continuing performance obligations are deferred and are recognized ratably over the projected performance period. We recognize milestone payments, which are typically related to regulatory, commercial or other achievements by us or our licensees and distributors, as revenues when the milestone is accomplished and collection is reasonably assured. For the year ended December 31, 2016, we recognized $3,024 of revenue from license agreements.
Government Grants
The Company receives financial support for various research or investment projects from governmental agencies.
From time to time we receive funds, primarily from the French government, to finance certain R&D projects. These funds are repayable on commercial success of the project. In the absence of commercial success, the Company is released of its obligation to repay the funds and as such the funds are recognized in the consolidated statements of income (loss) as an offset to R&D expense. The absence of commercial success must be formally confirmed by the granting authority. Should the Company wish to discontinue the R&D to which the funding is associated, the granting authority must be informed and a determination made as to how much, if any, of the grant must be repaid.
Research and Development
Research and development expenses consist primarily of costs related to clinical studies and outside services, personnel expenses, and other research and development expenses. Clinical studies and outside services costs relate primarily to services performed by clinical research organizations and related clinical or development manufacturing costs, materials and supplies, filing fees, regulatory support, and other third party fees. Personnel expenses relate primarily to salaries, benefits and stock-based compensation. Other research and development expenses primarily include overhead allocations consisting of various support and facilities-related costs. R&D expenditures are charged to operations as incurred.
The Company recognizes R&D tax credits received from the French government for spending on innovative R&D as an offset of R&D expenses.
Stock-based Compensation
The Company accounts for stock-based compensation based on grant-date fair value estimated in accordance with ASC 718. The fair value of stock options and warrants is estimated using Black-Scholes option-pricing valuation models (“Black-Scholes model”). As required by the Black-Sholes model, estimates are made of the underlying volatility of AVDL stock, a risk-free rate and an expected term of the option or warrant. We estimated the expected term using a simplified method, as we do not have enough historical exercise data for a majority of such options and warrants upon which to estimate an expected term. The Company recognizes compensation cost, net of an estimated forfeiture rate, using the accelerated method over the requisite service period of the award.
Income Taxes
We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.
We record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

We recognize interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included on the related tax liability line in the consolidated balance sheet.
Discontinued Operations
The Company followed the guidance in Financial Accounting Standards Board Accounting Standards Codification (ASC) Topic 205 Presentation of Financial Statements (ASC 205), Topic 360 Property, Plant and Equipment (ASC 360) and Accounting Standards Update (ASU 2014-8), Reporting of Discontinued Operations and Disclosures of Disposals of Components of an Entity in determining the accounting for the divestiture of the Company's Pessac, France facility and the related business to Recipharm in December 2014. In 2014, the Company opted to early adopt the provisions of ASU 2014-8 as management believed that all criteria for presenting the disposal of Pessac facility and its business as a discontinued operation were met, and that presenting the disposal as a discontinued operation would better reflect the Company's ongoing operations.
The divestiture of the Pessac facility was part of a strategic shift that had and will have a major effect on the Company’s operations and financial results. Prior to the acquisition of the Avadel Legacy Pharmaceutical (formerly Éclat) products in March 2012, the Company’s primary focus was to develop and license its proprietary drug delivery platforms (Micropump®, LiquiTime®, Trigger Lock™ and Medusa™) with pharmaceutical companies and biotechnology partners (e.g. the licensing of Micropump® to GSK to develop Coreg CR® with GSK bringing and commercializing the product to market). With the acquisition of the Avadel Legacy Pharmaceutical (formerly Éclat) products, the Company shifted its focus to combining novel, high-value internally developed products with its leading drug delivery platforms -- reducing its reliance on products developed with partners -- and commercializing niche branded and generic pharmaceutical products. The divestiture of the Pessac facility to Recipharm and the transfer to Recipharm of the GSK’s Supply Agreement and royalty income relating to Coreg CR ® was an implementation of this strategic shift. Avadel sold over 50% of its historical revenues as a result of the divestiture of the Pessac facility, which has a major impact on the Company’s operations and results.
The divestiture of the Pessac facility was accomplished in a single transaction and the assets, contracts and liabilities referred to in the Asset Purchase Agreement signed between Avadel and Recipharm were determined to represent a disposal group. This disposal group was considered to be a component of the Company. While the Pessac facility and its related business were not identified as reportable segment or operating segment, as the Company operates in only one segment, the Pessac facility and its related business is considered to be an asset group as the transferred assets, liabilities and contracts represent the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. The Company transferred all future cash outflows and inflows relating to the Pessac Facility that can be clearly distinguished operationally and for financial reporting purposes.
The results of discontinued operations, less income taxes, have been reported as a separate component of income in the consolidated statements of income (loss). The assets and liabilities of the discontinued operation have been reported separately in the asset and liability sections of the consolidated balance sheets for the periods presented therein. Note 19: Discontinued Operations contains a description of the facts and circumstances related to the disposal, the gain and loss on disposal and the specific line items included in the consolidated statements of income (loss), consolidated balance sheets and consolidated statements of cash flows relative to the disposal group.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, cash on deposit and fixed term deposits which are highly liquid investments with original maturities of less than three months.
Marketable Securities
The Company’s marketable securities are carried at fair value, with unrealized gains and losses, net of taxes, reported as a component of accumulated other comprehensive income (“AOCI”) in shareholders’ equity, with the exception of unrealized losses believed to be other-than-temporary, if any, which are reported in earnings in the current period. The cost of securities sold is based upon the specific identification method.
Accounts Receivable
Accounts receivable are stated at amounts invoiced net of allowances for doubtful accounts and certain other gross to net deductions. The Company makes judgments as to its ability to collect outstanding receivables and provides allowances for the portion of receivables deemed uncollectible. Provision is made based upon a specific review of all significant outstanding invoices. A majority of accounts receivable is due from three significant customers. See Note 18: Company Operations by Product, Customer and Geographic Area.

Inventories
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
Property and Equipment
Property and equipment is stated at historical cost less accumulated depreciation. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

Laboratory equipment	4-8 years
Office and computer equipment	3 years
Leasehold improvements, furniture, fixtures and fittings	5-10 years

Goodwill
Goodwill represents the excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed. The Company has determined that it operates in a single segment and has a single reporting unit associated with the development and commercialization of pharmaceutical products. The annual test for goodwill impairment is a two-step process. The first step is a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. If this step indicates impairment, then, in the second step, the loss is measured as the excess of recorded goodwill over the implied fair value of the goodwill. Implied fair value of goodwill is the excess of the fair value of the reporting unit as a whole over the fair value of all separately identified assets and liabilities within the reporting unit. The Company tests goodwill for impairment annually and when events or changes in circumstances indicate that the carrying value may not be recoverable. The Company uses projections of future discounted cash flows and takes into account assumptions regarding the evolution of the market and the Company's ability to successfully develop and commercialize its products. Changes in market conditions could have a major impact on the valuation of these assets and could result in potential associated impairment. During the fourth quarter of 2016, we performed our required annual impairment test of goodwill and have determined that no impairment of goodwill existed at December 31, 2016 or 2015.
Long-Lived Assets
Long-lived assets include fixed assets and intangible assets. Intangible assets consist primarily of purchased licenses, in-process R&D and intangible assets recognized as part of the Éclat and FSC acquisitions. Acquired IPR&D has an indefinite life and is not amortized until completion and development of the project, at which time the IPR&D becomes an amortizable asset. Amortization of acquired IPR&D is computed using the straight-line method over the estimated useful life of the assets.
Long-lived assets are reviewed for impairment whenever conditions indicate that the carrying value of the assets may not be fully recoverable. Such impairment tests are based on a comparison of the pretax undiscounted cash flows expected to be generated by the asset to the recorded value of the asset. If impairment is indicated, the asset value is written down to its market value if readily determinable or its estimated fair value based on discounted cash flows. Any significant changes in business or market conditions that vary from current expectations could have an impact on the fair value of these assets and any potential associated impairment. The Company has determined that no indications of impairment existed at December 31, 2016 or 2015.
Acquisition-related Contingent Consideration
The acquisition-related contingent consideration payables arising from the acquisition of Éclat Pharmaceuticals (i.e., our Avadel Legacy Pharmaceutical products business) and FSC are accounted for at fair-value (see Note 10: Long-Term Related Party Payable). The fair value of the warrants issued in connection with the Éclat acquisition are estimated using a Black-Scholes option pricing model. The fair value of acquisition-related contingent consideration payable is estimated using a discounted cash flow model based on the long-term sales or gross profit forecasts of the specified Éclat or FSC products using an appropriate discount rate. There are a number of estimates used when determining the fair value of these earn-out payments. These estimates include, but are not limited to, the long-term pricing environment, market size, market share the related products are forecast to achieve, the cost of goods related to such products and an appropriate discount rate to use when present valuing the related cash flows. These estimates can and often do change based on changes in current market conditions, competition, management judgment and other factors. Changes to these estimates can have and have had a material impact on our consolidated statements of income (loss), balance sheets and statements of cash flows. Changes in fair value of these liabilities are recorded in the consolidated statements of income (loss) within operating expenses as changes in fair value of related party contingent consideration.

Financing-related Royalty Agreements
We also entered into two royalty agreements with related parties in connection with certain financing arrangements. We elected the fair value option for the measurement of the financing-related contingent consideration payable associated with the royalty agreements with certain Deerfield and Broadfin entities, both of whom are related parties (see Note 10: Long-Term Related Party Payable). The fair value of financing-related royalty agreements is estimated using many of the components used to determine the fair value of the acquisition-related contingent consideration noted above. Changes to these components can also have a material impact on our consolidated statements of income (loss), balance sheets and statements of cash flows. Changes in the fair value of this liability are recorded in the consolidated statements of income (loss) as other expense - changes in fair value of related party payable.
Foreign Currency Translation
At December 31, 2016, the reporting currency of the Company and its wholly-owned subsidiaries is the U.S. dollar. Prior to December 31, 2016, each of the Company's non-U.S. subsidiaries and the parent entity, Flamel, used the Euro as their functional currency. At December 31, 2016, in conjunction with the Merger described above, Avadel determined the U.S. dollar is its functional currency. Subsidiaries and entities that do not use the U.S. dollar as their functional currency translate 1) profit and loss accounts at the average exchange rates during the reporting period, 2) assets and liabilities at period end exchange rates and 3) shareholders' equity accounts at historical rates. Resulting translation gains and losses are included as a separate component of shareholders' equity in accumulated other comprehensive loss. Assets and liabilities, excluding available-for-sale marketable securities, denominated in a currency other than the subsidiary's functional currency are translated to the subsidiary's functional currency at period end exchange rates with resulting gains and losses recognized in the consolidated statements of income (loss). Available-for-sale marketable securities denominated in a currency other than the subsidiary's functional currency are translated to the subsidiary's functional currency at period end exchange rates with resulting gains and losses recognized in the consolidated statements of comprehensive income (loss).
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including marketable securities and contingent liabilities at the date of the consolidated financial statements and the reported amounts of sales and expenses during the periods presented. Actual results could differ from those estimates under different assumptions or conditions.
NOTE 2 : Effect of New Accounting Standards
In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2017-04, "Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment." This update eliminates step 2 from the goodwill impairment test, and requires the goodwill impairment test to be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This guidance is effective for the Company in the first quarter of fiscal 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company will assess the timing of adoption and impact of this guidance to future impairment considerations.
In January, 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business." This update provides a screen to determine whether or not a set of assets is a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set of assets is not a business. If the screen is not met, the amendments in this update (1) require that to be considered a business, a set of assets must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. This guidance is effective for the Company in the first quarter of fiscal 2018. Early adoption is permitted for transactions not previously reported in the Company's consolidated financial statements. The Company will assess the timing of adoption and impact of this guidance on further transactions.
In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory," which requires companies to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. The Company is currently in the process of evaluating the impact of ASU 2016-16 on its consolidated financial statements. In 2017, the Company plans to adopt the provisions of ASU 2016-16, related to Intra-Entity Transfers of Assets Other Than Inventory. Adoption of ASU 2016-16 will eliminate the $10,342 income tax deferred charge recorded within the consolidated balance sheet as of December 31, 2016.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 identifies how certain cash receipts and cash payments are presented and classified in the Statement of Cash Flows under Topic 230. ASU 2016-15 is effective for the Company for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. ASU 2016-15 should be applied retrospectively and early adoption is permitted, including adoption in an interim period. The Company does not believe this standard will materially impact its consolidated financial statements.
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
In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” which amends Accounting Standards Codification (“ASC”) Topic 718 “Compensation – Stock Compensation”. This update simplifies several aspects of accounting for share-based payment awards to employees, including the accounting for income taxes, classification of awards as either equity or liabilities and classification in the statement of cash flows. The standard is effective for annual reporting periods beginning after December 15, 2016. The Company does not believe this standard will materially impact its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, “Leases” which supersedes ASC 840 “Leases” and creates a new topic, ASC 842 “Leases.” This update requires lessees to recognize on their balance sheet a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier application permitted. This update will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the effect of this update on its consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2017, and requires a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. Early adoption is not permitted. The new guidance will require the change in fair value of equity investments with readily determinable fair values to be recognized through the income statements. We are currently evaluating the full impact of the standard; however, upon adoption, the change in the fair value of our available-for-sale equity investments will be recognized in our consolidated statement of income (loss) rather than our consolidated statement of comprehensive income (loss).
In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory" which requires an entity to measure inventory within the scope of this ASU at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The effective date for the standard is for fiscal years beginning after December 15, 2016. The new standard is to be applied prospectively and early adoption is permitted. The Company does not expect ASU 2015-11 to have a material impact on its consolidated financial statements.
NOTE 3 : FAIR VALUE MEASUREMENTS
The Company is required to measure certain assets and liabilities at fair value, either upon initial recognition or for subsequent accounting or reporting. For example, we use fair value extensively when accounting for and reporting certain financial instruments, when measuring certain contingent consideration liabilities and in the initial recognition of net assets acquired in a business combination. Fair value is estimated by applying the hierarchy described below, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

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
As a basis for considering the assumptions used in these techniques, the standard establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 - Quoted prices for identical assets or liabilities in active markets.

•
Level 2 - Quoted prices for similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are directly or indirectly observable, or inputs that are derived principally from, or corroborated by, observable market data by correlation or other means.

•	Level 3 - Unobservable inputs that reflect estimates and assumptions.
The following table summarizes the financial instruments measured at fair value on a recurring basis classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the accompanying consolidated balance sheets:

	As of December 31, 2016			As of December 31, 2015
Fair Value Measurements:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Marketable securities (see Note 4)
Equity securities	$4,033	$—	$—	$3,525	$—	$—
Time deposits	—	—	—	—	13,641	—
Corporate bonds	—	57,348	—	—	42,139	—
Government securities - U.S.	—	42,814	—	—	13,738	—
Government securities - Non-U.S.	—	233	—	—	1,063	—
Other fixed-income securities	—	10,471	—	—	3,992	—
Other securities	—	81	—	—	1,640	—
Total assets	$4,033	$110,947	$—	$3,525	$76,213	$—

Related party payable (see Note 10)	—	—	169,347	—	—	122,693
Total liabilities	$—	$—	$169,347	$—	$—	$122,693
A review of fair value hierarchy classifications is conducted on a quarterly basis.  Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. During the fiscal year ended December 31, 2016 and December 31, 2015, there were no transfers in and out of Level 1, 2, or 3. During the twelve months ended December 31, 2016, 2015 and 2014, we did not recognize any other-than-temporary impairment loss.
In 2016, as part of management's review of the consolidated financial statements, we reassessed the fair value level of certain investment grade marketable securities and as a result moved all corporate bonds, government securities, other fixed income securities, and certain other securities from Level 1 to Level 2 assets.
Some of the Company's financial instruments, such as cash and cash equivalents, accounts receivable and accounts payable, are reflected in the balance sheet at carrying value, which approximates fair value due to their short-term nature. Additionally, the Company's long-term debt is reflected in the balance sheet at carrying value, which approximates fair value, as these represent non-interest bearing grants from the French government and are repayable only if the research project is technically or commercially successful.
NOTE 4 : Marketable Securities
The Company has investments in available-for-sale marketable securities which are recorded at fair market value. Unrealized gains and losses are recorded as other comprehensive income (loss) in shareholders’ equity, net of income tax effects.

The following tables show the Company’s available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category as of December 31, 2016 and 2015, respectively:

	2016
Marketable Securities:	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value

Equity securities	$3,689	$409	$(65)	$4,033
Corporate bonds	57,871	89	(612)	57,348
Government securities - U.S.	43,049	515	(750)	42,814
Government securities - Non-U.S.	247	—	(14)	233
Other fixed-income securities	10,281	221	(31)	10,471
Other securities	81	—	—	81
Total	$115,218	$1,234	$(1,472)	$114,980

	2015
Marketable Securities:	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value

Equity securities	$3,510	$29	$(14)	$3,525
Time deposits	13,641	—	—	13,641
Corporate bonds	42,129	1,520	(1,510)	42,139
Government securities - U.S.	13,822	4	(88)	13,738
Government securities - Non-U.S.	1,112	8	(57)	1,063
Other fixed-income securities	4,008	—	(16)	3,992
Other securities	1,663	—	(23)	1,640
Total	$79,885	$1,561	$(1,708)	$79,738

We determine realized gains or losses on the sale of marketable securities on a specific identification method. We recognized gross realized gains of $1,265, $241, and $24 for the twelve months ended December 31, 2016, 2015, and 2014, respectively. These realized gains were offset by realized losses of $586, $677, and $81 for the twelve-months ended December 31, 2016, 2015, and 2014, respectively. We reflect these gains and losses as a component of investment and other income in the accompanying consolidated statements of income (loss).
The following table summarizes the estimated fair value of our investments in marketable debt securities, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities as of December 31, 2016:

	Maturities
Marketable Securities:	Less than 1 Year	1-5 Years	5-10 Years	Greater than 10 Years	Total

Equity securities	$4,033	$—	$—	$—	$4,033
Corporate bonds	11,933	39,325	5,655	435	57,348
Government securities - U.S.	2,258	33,270	1,530	5,756	42,814
Government securities - Non-U.S.	—	—	233	—	233
Other fixed-income securities	—	8,199	1,996	276	10,471
Other securities	81	—	—	—	81
Total	$18,305	$80,794	$9,414	$6,467	$114,980
The Company has classified our investment in available-for-sale marketable securities as current assets in the consolidated balance sheets at December 31, 2016 and 2015, respectively, as the securities need to be available for use, if required, to fund current operations. There are no restrictions placed around the sale of any securities in our investment portfolio.
NOTE 5 : Inventory
The principal categories of inventories, net reserves of $3,223 and $806 in 2016 and 2015, respectively, are comprised of the following as of December 31:

Inventory:	2016	2015

Finished goods	$2,429	$2,545
Raw materials	829	1,121
Total	$3,258	$3,666

NOTE 6 : Property and Equipment, net
The principal categories of property and equipment, net at December 31, 2016 and 2015, respectively, are as follows:

Property and Equipment, net:	2016	2015

Laboratory equipment	$9,019	$9,963
Office and computer equipment	2,519	2,968
Furniture, fixtures and fittings	4,239	4,315
Less - accumulated depreciation	(12,457)	(14,630)
Total	$3,320	$2,616

Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $601, $568 and $681, respectively.
NOTE 7 : Acquisitions
On February 5, 2016, the Company completed its acquisition of FSC, previously a Charlotte, North Carolina-based specialty pharmaceutical company dedicated to providing innovative solutions to unmet medical needs for pediatric patients, from Deerfield CSF, LLC, a Deerfield Management company (“Deerfield”), a related party.
This acquisition has been accounted for using the acquisition method of accounting and, accordingly, its results are included in the Company's consolidated financial statements from the date of acquisition. Total consideration to acquire FSC is estimated to be $21,659, and was funded with a combination of the following, partially offset by $467 as a result of a net working capital settlement from the seller:

•	$15,000 long-term liability to Deerfield. Under the terms of the acquisition agreement, the Company will pay $1,050 annually for five years with a final payment in January 2021 of $15,000.

•
an estimate of $6,659 in contingent consideration to Deerfield. Under the terms of the acquisition agreement, the Company shall pay quarterly a 15% royalty on the net sales of certain FSC products, up to $12,500 for a period not exceeding ten years.

These items are reported in related party payable within the Company’s consolidated balance sheet, and is further disclosed in Note 10: Long-Term Related Party Payable.

The Company finalized its purchase price allocation as noted in the following table. The fair values assigned to the acquired assets and liabilities have been recognized as follows:

2016
Assigned Fair Value:	Final

Accounts receivable	$142
Inventories	1,135
Prepaid expenses and other current assets	1,712
Intangible assets:
Acquired product marketing rights	16,600
Acquired developed technology	4,300
Deferred tax assets	853
Other assets	277
Accounts payable and other liabilities	(3,827)
Total	$21,192

A portion of the transaction attributable to certain intangible assets was taxable for income tax purposes resulting in recording some of the assets at fair value for both book and tax purposes. Transaction expenses were not material. The useful lives on FSC acquired intangible assets range from nine to fifteen years.
After its acquisition on February 5, 2016, FSC contributed $5,985 to the Company's net sales for the twelve-month period ended December 31, 2016. FSC incurred a loss of $5,839 for the twelve-month period ended December 31, 2016.
Had the FSC acquisition been completed as of the beginning of 2015, the Company's unaudited pro forma net sales and net loss for the twelve months ended December 31, 2016 and 2015 would have been as follows:

Pro Forma Net Revenue and Income (Losses):	2016	2015

Net revenues	$150,721	$178,104
Net income (loss)	(42,290)	30,965
NOTE 8 : Goodwill and Intangible Assets
The Company's amortizable and unamortizable intangible assets at December 31, 2016 and 2015, respectively, are as follows:

	2016			2015
Goodwill and Intangible Assets:	Gross Value	Accumulated Amortization	Net Book Value	Gross Value	Accumulated Amortization	Net Book Value

Amortizable intangible assets:
Acquired IPR&D - Bloxiverz	$35,248	$(35,248)	$—	$35,248	$(23,498)	$11,750
Acquired IPR&D - Vazculep	12,061	(8,801)	3,260	12,061	(7,986)	4,075
Acquired product marketing rights	16,600	(1,019)	15,581	—	—	—
Acquired developed technology	4,300	(304)	3,996	—	—	—
Total amortizable intangible assets	$68,209	$(45,372)	$22,837	$47,309	$(31,484)	$15,825

Unamortizable intangible assets:
Goodwill	$18,491	$—	$18,491	$18,491	$—	$18,491
Total unamortizable intangible assets	$18,491	$—	$18,491	$18,491	$—	$18,491

The Company recorded amortization expense related to amortizable intangible assets of $13,888, $12,564 and $11,749 for the years ended December 31, 2016, 2015 and 2014, respectively.

Amortizable intangible assets are amortized over their estimated useful lives, which range from three to fifteen years, using the straight-line method. Total future amortization of intangible assets for the next five years is as follows:

Estimated Amortization Expense:	Balance

2017	$2,258
2018	2,258
2019	2,258
2020	2,258
2021	1,443
NOTE 9 : Long-Term Debt
French government agencies provide financing to French companies for research and development. At December 31, 2016 and 2015, the Company had outstanding loans of $815 and $1,118, respectively for various programs. These loans do not bear interest and are repayable only in the event the research project is technically or commercially successful. Potential repayment is scheduled to occur through 2019.
During the years ended December 31, 2016, 2015 and 2014, the Company repaid $277, $747 and $355, of loans associated with specific research projects, respectively. In addition, during 2015 the Company received waivers of repayment for the remaining portion of certain loans of $1,498 on the basis of limited commercial and technical success. Amounts waived are reported as reductions to R&D expenses in the Company’s consolidated statements of income (loss). No such waivers were received during 2016 or 2014.
NOTE 10 : Long-Term Related Party Payable
Long-term related party payable and related activity are reported at fair value and consist of the following at December 31, 2016 and 2015, respectively:

		Activity during the Twelve Months Ended December 31, 2016
				Changes in Fair Value of Related Party Payable
	Balance, December 31, 2015	Additions	Payments to Related Parties	Operating Expense	Other Expense	Balance, December 31, 2016

Acquisition-related:
Warrants - Éclat Pharmaceuticals (a)	$20,617	$—	$—	$(9,400)	$—	$11,217
Earn-out payments - Éclat Pharmaceuticals (b)	90,468	—	(26,700)	57,609	—	121,377
Royalty agreement - FSC (c)	—	6,659	(444)	1,076	—	7,291
Financing-related:						—
Royalty agreement - Deerfield (d)	7,862	—	(2,501)	—	4,433	9,794
Royalty agreement - Broadfin (e)	3,746	—	(1,193)	—	2,115	4,668
Long-term liability - FSC (f)	—	15,000	—	—	—	15,000
Total related party payable	122,693	$21,659	$(30,838)	$49,285	$6,548	169,347
Less: current portion	(25,204)					(34,177)
Total long-term related party payable	$97,489					$135,170

Each of the above items is associated with related parties as further described in Note 20: Related Party Transactions.

(a)
As part of the consideration for the Company’s acquisition of Éclat Pharmaceuticals, LLC on March 13, 2012, the Company issued two warrants with a six-year term which allow for the purchase of a combined total of 3,300 ordinary shares of Avadel. One warrant is exercisable for 2,200 ordinary shares at an exercise price of $7.44 per share, and the other warrant is exercisable for 1,100 ordinary shares at an exercise price of $11.00 per share.

The fair value of the warrants is estimated on a quarterly basis using a Black-Scholes option pricing model with the following assumptions as of December 31, 2016 and 2015:

Warrant Assumptions:	2016	2015

Weighted average exercise price per share	$8.63	$8.63
Expected term (years)	1.25	2.25
Expected volatility	54.20%	64.54%
Risk-free interest rate	0.94%	0.93%
Expected dividend yield	—	—
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
At the closing date of the 2012 Éclat acquisition and at December 31, 2016, it was uncertain as to whether the Company would ultimately fulfill its obligation under these warrants using Company shares or cash. Accordingly, pursuant to the guidance of ASC 480, the Company determined that these warrants should be classified as a long-term liability. This classification as a long-term liability was further supported by the Company’s determination, pursuant to the guidance of ASC 815-40-15-7(i), that these warrants could also not be considered as being indexed to the Company’s own stock, on the basis that the exercise price for the warrants is determined in U.S. dollars, although the functional currency of the Company at the closing date of the Éclat acquisition was the Euro.

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

(f)
In February 2016, the Company acquired all of the membership interests of FSC from Deerfield. The consideration for this transaction in part consists of payments totaling $1,050 annually for five years with a final payment in January 2021 of $15,000. Substantially all of FSC's, and its subsidiaries, assets are pledged as collateral under this agreement.

At December 31, 2016, the fair value of each related party payable listed in (b) through (e) above was estimated using a discounted cash flow model based on probability-adjusted annual net revenues or gross profit, as appropriate, of each of the specified Éclat and FSC products using an appropriate risk-adjusted discount rate ranging from 15% to 22%. These fair value measurements are based on significant inputs not observable in the market and thus represent a level 3 measurement as defined in ASC 820. Subsequent changes in the fair value of the acquisition-related related party payables, resulting primarily from management’s revision of key assumptions, will be recorded in the Consolidated Statements of Income (Loss) in the line items entitled "Changes in fair value of related party contingent consideration" for items noted in (b) and (c) above and in "Other expense - changes in fair value of related party payable" for items (d) and (e) above. See Note 1: Summary of Significant Accounting Policies under the caption Acquisition-related Contingent Consideration and Financing-related Royalty Agreements for more information on key assumptions used to determine the fair value of these liabilities.
The Company has chosen to make a fair value election pursuant to ASC 825, “Financial Instruments” for its royalty agreements detailed in items (d) and (e) above. These financing-related liabilities are recorded at fair market value on the consolidated balance sheets and the periodic change in fair market value is recorded as a component of “Other expense – change in fair value of related party payable” on the consolidated statements of income (loss).
The following table summarizes changes to the related party payables, a recurring Level 3 measurement, for the twelve-month periods ended December 31, 2016, 2015 and 2014:

Related Party Payable:	Balance

Balance at December 31, 2013	65,670
Payment of related party payable	(11,936)
Fair value adjustments (1)	61,016
Balance at December 31, 2014	114,750
Payment of related party payable	(27,897)
Fair value adjustments (1)	35,840
Balance at December 31, 2015	122,693
Additions (2)	21,659
Payment of related party payable	(30,838)
Fair value adjustments (1)	55,833
Balance at December 31, 2016	169,347
(1) Fair value adjustments are reported as Changes in fair value of related party contingent consideration and Other expense - changes in fair value of related party payable in the Consolidated Statements of Income (Loss).
(2) Relates to the acquisition of FSC. See items (c) and (f) above.
NOTE 11 : Income Taxes
In 2016, we changed our jurisdiction of incorporation from France to Ireland by merging with and into our wholly owned Irish subsidiary. Information about the reincorporation was included in the definitive proxy statement filed with the Securities and Exchange Commission on July 5, 2016. Accordingly, beginning in 2016, the Company reports the Irish tax jurisdiction as its Domestic jurisdiction. For periods prior to 2016, the French tax jurisdiction was the Domestic jurisdiction.
The components of income (loss) before income taxes for the years ended December 31, are as follows:

Income (Loss) Before Income Taxes:	2016	2015	2014

Ireland	$(22,866)	$(29,469)	$—
United States	32,786	100,552	(89,739)
France	(19,638)	6,622	(392)
Total income (loss) before income taxes	$(9,718)	$77,705	$(90,131)

The income tax provision (benefit) for the years ended December 31, is as follows:

Income Tax Provision (Benefit):	2016	2015	2014

Current:
United States - Federal	$30,738	$33,289	$—
United States - State	1,081	970	—
France	5,267	1,657	1,400
Total current	37,086	35,916	1,400

Deferred:
United States - Federal	(6,443)	504	(1,713)
United States - State	(23)	1,234	(331)
France	938	(1,747)	—
Total deferred	(5,528)	(9)	(2,044)

Income tax provision (benefit)	$31,558	$35,907	$(644)

The items accounting for the difference between the income tax provision (benefit) computed at the jurisdiction of incorporation statutory rate and the Company's effective tax rate are as follows for the years ended December 31:

Reconciliation to Effective Income Tax Rate:	2016	2015	2014

Statutory tax rate (1)	12.5%	33.3%	33.3%
Non-deductible changes in fair value of contingent consideration	(165.0)%	11.9%	(24.8)%
Change in valuation allowance	11.8%	(9.6)%	5.3%
Income tax deferred charge	(9.7)%	1.3%	(16.9)%
International tax rates differential	(31.9)%	11.0%	6.7%
Nondeductible stock based compensation	(14.8)%	1.3%	(0.8)%
Cross-border merger	(100.6)%	—%	—%
Unrecognized tax benefit	(15.2)%	0.4%	—%
State and local taxes (net of federal)	(9.6)%	1.5%	0.3%
Other	(2.3)%	(4.9)%	(2.3)%
Effective income tax rate	(324.8)%	46.2%	0.8%

Income tax provision (benefit) - at statutory tax rate	$(1,215)	$25,876	$(30,013)
Non-deductible changes in fair value of contingent consideration	16,036	9,249	22,326
Change in valuation allowance	(1,143)	(7,425)	(4,732)
Income tax deferred charge	938	980	15,273
International tax rates differential	3,097	8,547	(6,023)
Nondeductible stock based compensation	1,436	1,004	693
Cross-border merger	9,773	—	—
Unrecognized tax benefit	1,475	290	—
State and local taxes (net of federal)	934	1,170	(228)
Other	227	(3,784)	2,060
Income tax provision (benefit) - at effective income tax rate	$31,558	$35,907	$(644)
(1) The statutory rate reflects the Irish statutory tax rate of 12.5% for fiscal 2016, and the French statutory tax rate of 33.3% for fiscal 2015 and 2014.
In 2016, the income tax provision decreased by $4,349 when compared to the same period in 2015. The primary reason for the decrease in the income tax provision is a substantially lower level of pre-tax book income in the United States and France. Increases in the amount of nondeductible expenses due to changes in the fair value of contingent consideration and a reduced amount of income tax benefit from the release of valuation allowances partially offset the income tax benefit from the reduced amount of pre-tax book income in 2016, when compared to 2015. The Company also recorded $9,773 of income tax provision in 2016 related to the cross-border merger.
In 2015, the income tax provision increased by $36,551 when compared to the same period in 2014. The primary reason for the large increase in the income tax provision was a substantial increase in the level of pre-tax book income in the United States and France. Decreases in the amount of nondeductible expenses due to changes in the fair value of contingent consideration and an increase in the benefit from the release of valuation allowances partially offset the income tax provision from the increased amount of pre-tax book income in 2015, when compared to 2014. In 2014, the Company recorded $15,273 of income tax provision related to the transfer of intellectual property from France to Ireland, which did not reoccur in 2015.
Unrecognized Tax Benefits
The Company or one of its subsidiaries files income tax returns in Ireland, France, United States and various states. With few exceptions, the Company is no longer subject to Irish, French, US Federal, and state and local examinations for years before 2012. The Internal Revenue Service (IRS) commenced an examination of the Company's US income tax return for 2015 in the 4th quarter of 2016 that is anticipated to be completed by the end of 2017.
The following table summarizes the activity related to the Company's unrecognized tax benefits for the twelve months ended December 31:

Unrecognized Tax Benefit Activity	2016	2015	2014

Balance at January 1:	$448	$—	$—
Additions based on tax positions related to the current year	1,578	448	—
Additions (reductions) for tax positions of prior years	(340)	—	—
Statute of limitations expiration	—	—	—
Settlements	—	—	—
Balance at December 31:	$1,686	$448	$—
It is reasonably possible that within the next twelve months, as a result of activities performed in various jurisdictions, that the unrecognized tax benefits could change by up to $250. Interest and penalties could change by up to $50.
At December 31, 2016, 2015, and 2014, there are $1,565, $291, and $0 of unrecognized tax benefits that if recognized would affect the annual effective tax rate.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2016, 2015, and 2014, the Company recognized approximately $26, $0, and $0 in interest and penalties. The Company had approximately $27, and $0 for the payment of interest and penalties accrued at December 31, 2016, and 2015 respectively.
Deferred Tax Assets (Liabilities)
Deferred income tax provisions reflect the effect of temporary differences between consolidated financial statement and tax reporting of income and expense items. The net deferred tax assets/liabilities at December 31, 2016 and 2015 resulted from the following temporary differences:

Net Deferred Tax Assets and Liabilities:	2016	2015

Deferred tax assets:
Net operating loss carryforwards	$11,566	$44,587
Stock based compensation	5,012	1,767
Fair value royalty agreements	3,386	2,435
Fair value contingent consideration	2,152	1,348
Other	583	1,037
Total deferred tax assets	22,699	51,174
Valuation allowances	(7,599)	(45,516)
Net deferred tax assets	15,100	5,658

Deferred tax liabilities:
Amortization	(4,349)	(5,649)
Accounts receivable	(3,319)	—
Total deferred tax liabilities	(7,668)	(5,649)

Net deferred tax assets	$7,432	$9

At December 31, 2016, the Company had $45,907 of net operating losses in Ireland that do not have an expiration date and $14,920 of net operating losses in the United States that expire 2033 through 2035. The US net operating losses were acquired as part of the acquisition of FSC. A valuation allowance is recorded if, based on the weight of available evidence, it is more likely than not that a deferred tax asset will not be realized. This assessment is based on an evaluation of the level of historical taxable income and projections for future taxable income. For the year ended December 31, 2016, the Company recorded $5,738 of valuation allowances related to Irish net operating losses and $1,272 of valuation allowance on U.S. net operating losses. The U.S. net operating losses are subject to an annual limitation as a result of the acquisition of FSC under internal revenue code section 382 and will not be fully utilized before they expire. In 2016, the Company removed all French net operating losses and the corresponding valuation allowances from the inventory of deferred tax assets as a result of the cross-border merger. For the year ended December

31, 2015, the Company recorded $40,959 and $3,628 of valuation allowances related to French and Irish net operating losses, respectively. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets.
We recorded a valuation allowance against all of our net operating losses in Ireland as of both December 31, 2016, and December 31, 2015. We intend to continue maintaining a full valuation allowance on the Irish net operating losses until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance on the Irish net operating losses will no longer be needed. Release of the valuation allowance would result in the recognition of deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.
At December 31, 2016, the Company has no unremitted earnings outside of Ireland as measured on a US GAAP basis. Whereas the measure of earnings for purposes of taxation of a distribution may differ for tax purposes, these earnings, which are considered to be invested indefinitely, would become subject to income tax if they were remitted as dividends or if the Company were to sell its stock in the subsidiaries. It is not practicable to estimate the amount of deferred tax liability on such earnings, if any.
Research and Development Tax Credits Receivable
The French government provides tax credits to companies for spending on innovative R&D. These credits are recorded as an offset of R&D expenses and are credited against income taxes payable in each of the four years after being incurred or, if not so utilized, are recoverable in cash. As of December 31, 2016, the Company’s net Research tax credit receivable amounts to $1,775 and represents a gross research tax credit of $3,376, partially offset by current income tax payable of $1,601. The Company utilized $4,001 of research tax credits in 2016 to offset the tax cost of the cross-border merger. As of December 31, 2015, the Company’s net Research tax credit receivable amounts to $2,382 and represents a gross research tax credit of $3,720, partially offset by current income tax payable of $1,338.
Income Tax Deferred Charge
On December 16, 2014, the Company transferred all of its intangible intellectual property from its French entity to its Irish entity as a part of a global reorganization. The intellectual property includes patents on drug delivery platforms, clinical data sets and other intangible assets related to the pipeline of proprietary products in development. This intra-entity transaction resulted in a charge of $14,088 of related taxes to the French government in December 2014. As this represents an intra-entity transaction, no deferred tax asset has been recognized, but rather was originally recorded as $986 of prepaid expenses and $13,102 of a long-term Income tax deferred charge asset in accordance with ASC 740-10-25-3 (e). This income tax deferred charge asset is amortized over the tax life of the asset at a rate of 7% per year and will result in tax relief in Ireland of $8,500 from 2016 to 2029, subject to the ability to realize tax benefits for additional deductions. At December 31, 2016, the balance of these respective accounts was classified as prepaid expenses of $814 and Income tax deferred charge asset of $10,342. At December 31, 2015, the balance of these respective accounts was classified as prepaid expenses of $842 and Income tax deferred charge asset of $11,581. In 2017, the Company plans to adopt the provisions of ASU 2016-16, related to Intra-Entity Transfers of Assets Other Than Inventory. Adoption of ASU 2016-16 will eliminate the $11,156 income tax deferred charge recorded within the consolidated balance sheet as of December 31, 2016.
Cross-Border Merger
In 2016, we changed our jurisdiction of incorporation from France to Ireland by merging with and into our wholly owned Irish subsidiary. Information about the reincorporation was included in the definitive proxy statement filed with the Securities and Exchange Commission on July 5, 2016. Prior to the Merger, the Company submitted a request to the French tax authority seeking to benefit from a special regime for mergers and demergers, conditional upon a formal consent of the French tax authority which would allow for the deferral of a portion of the tax cost of the cross-border merger. However, to date the Company has not received, nor does it expect to receive consent resulting in the taxation of deferred profits and built in gains of the Company upon completion of the cross-border merger. The completion of the cross-border merger resulted in the recognition of a net income tax provision of $4,001, after considering tax benefits from the utilization of current and prior year French net operating losses. The Company was able to utilize $4,001 of French research and development tax credits to offset the remaining cost of the transaction. The Company also removed $111,495 of French net operating losses as the carryforward of the losses was contingent on receiving favorable consent from the French tax authority. The French net operating losses had a full valuation allowance resulting in no impact to the income tax provision.
On March 8, 2017, the European Court of Justice issued a ruling on case C-14/16, related to the treatment of cross-border mergers amongst entities that operate within Member States of the EU. Based on our initial assessment of the ruling, the Company may not have been required to apply for an advanced ruling from the French Tax Authority in order to defer a portion of the tax cost of the cross-border merger. The impact of this ruling could potentially generate an income tax benefit in 2017 of $3,848 by restoring $2,582 of French research and development tax credits and releasing $1,266 of unrecognized tax benefits originally recognized as part of the cross-border merger. The Company is in the process of assessing the administrative and legal options to potentially secure recovery of these benefits.
NOTE 12 : Post-Retirement Benefit Plans
Post-Retirement Benefit Contributions to French Government Agencies
The Company is required by French law to deduct specific monthly payroll amounts to support post-retirement benefit programs sponsored by the relevant government agencies in France. As the ultimate obligation is maintained by the French government agencies, there is no additional liability recorded by the Company in connection with these plans. Expenses recognized for these plans were $348 in 2016, $573 in 2015, and $719 in 2014.
Retirement Indemnity Obligation – France
French law requires the Company to provide for the payment of a lump sum retirement indemnity to French employees based upon years of service and compensation at retirement. The retirement indemnity has been actuarially calculated on the assumption of voluntary retirement at a government-defined retirement age. Benefits do not vest prior to retirement. Any actuarial gains or losses are recognized in the Company’s consolidated statements of income (loss) in the periods in which they occur.
The benefit obligation is calculated as the present value of estimated future benefits to be paid, using the following assumptions for the years ended December 31:

Retirement Benefit Obligation Assumptions:	2016	2015	2014

Compensation rate increase	3.00%	3.00%	3.00%
Discount rate	1.31%	2.03%	1.49%
Employee turn-over	Actuarial standard and average of the last 5 years
Average age of retirement	60 to 65 years actuarial standard based on age and professional status

Certain actuarial assumptions, such as discount rate, have a significant effect on the amounts reported for net periodic benefit cost and accrued retirement indemnity benefit obligation amounts. The discount rate is determined annually by benchmarking a published long-term bond index using the iBoxx € Corporates AA 10+ index.
Changes in the funded status of the retirement indemnity benefit plans were as follows for the years ended December 31:

Retirement Benefit Obligation Activity:	2016	2015

Retirement indemnity benefit obligation, beginning of year	$2,170	$2,350
Service cost	123	117
Interest cost	29	20
Benefits paid	—	(46)
Actuarial loss (gain)	203	(27)
Exchange rate changes	(94)	(244)
Retirement indemnity benefit obligation, end of year	$2,431	$2,170

The lump sum retirement indemnity is accrued on the Company’s consolidated balance sheets within non-current other liabilities, excluding the current portion. As these are not funded benefit plans, there are no respective assets recorded.
The future expected benefits to be paid over the next five years and for the five years thereafter is as follows for the years ended December 31:

Future Retirement Indemnity Benefit Obligation:	Balance

2017	$—
2018	—
2019	11
2020	—
2021	—
Next five years	1,061
Total	1,072

NOTE 13 : Other Assets and Liabilities
Various other assets and liabilities are summarized as follows for the years ending December 31, is as follows:

Prepaid Expenses and Other Current Assets:	2016	2015

Valued-added tax recoverable	$736	$1,099
Prepaid expenses	3,442	2,921
Advance to suppliers and other current assets	1,265	518
Income tax receivable	451	3,526
Total	$5,894	$8,064

Other Non-Current Assets:	2016	2015

Deferred tax assets	$7,432	$9
Other	99	158
Total	$7,531	$167

Accrued Expenses	2016	2015

Accrued compensation	$3,291	$1,888
Accrued social charges	794	1,710
Customer allowances	7,981	5,710
Accrued contract research organization	1,764	—
Other	3,392	—
Total	$17,222	$9,308

Other Non-Current Liabilities	2016	2015

Provision for retirement indemnity	$2,431	$2,170
Customer allowances	905	—
Unrecognized tax benefits	1,565	291
Other	374	65
Total	$5,275	$2,526

NOTE 14: Contingent Liabilities and Commitments
Litigation
The Company is subject to potential liabilities generally incidental to its business arising out of present and future lawsuits and claims related to product liability, personal injury, contract, commercial, intellectual property, tax, employment, compliance and other matters that arise in the ordinary course of business. The Company accrues for potential liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. At December 31, 2016 and 2015, there were no contingent liabilities with respect to any threat of litigation, arbitration or administrative or other proceeding that are reasonably likely to have a material adverse effect on the Company’s consolidated balance sheet, results of operations, cash flows or liquidity.
Material Commitments
The Company has commitments to purchase services from Recipharm Pessac for a total of $22,500 for a five-year period commencing January 1, 2015 (disclosed in Note 19: Discontinued Operations).
The Company has a commitment to purchase finished product from a contract manufacturer for a total of $7,238 during the one-year period commencing January 1, 2017.
The Company has a commitment to purchase finished product from a contract manufacturer for a twenty-year period commencing August 1, 2015 and ending July 31, 2035. The commitment for any individual year is contractually waived if the Company's net customer sales for that product exceed certain amounts in that same year. Maximum commitments for this arrangement, at 2016 pricing levels and excluding any waived commitments, are as follows for the years ended December 31:

Purchase Commitment:	Balance

2017	$778
2018	1,032
2019	1,126
2020	1,126
2021	1,126
Thereafter	15,295
Total	$20,483

The Company and its subsidiaries lease office facilities under noncancelable operating leases expiring at various dates. Rent expense, net of rental income, was $970, $752 and $844 in 2016, 2015, and 2014, respectively. Minimum rental commitments for non-cancelable leases in effect at December 31, 2016 are as follows:

Lease Commitment:	Balance

2017	$1,117
2018	783
2019	717
2020	699
2021	441
Thereafter	600
Total	$4,357

Other than the above commitments, there were no other material commitments outside of the normal course of business. Material commitments in the normal course of business include long-term debt, long-term related party payable, and post-retirement benefit plan obligations which are disclosed in Note 9: Long-Term Debt, Note 10: Long-Term Related Party Payable, and Note 12: Post-Retirement Benefit Plans, respectively.

The following table presents contractual obligations of the Company at December 31, 2016:

	Payments Due by Period
Contractual Obligations:	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years

Long-term debt	$815	$268	$547	$—	$—
Long-term related party payable (undiscounted)	278,236	35,226	57,466	60,587	124,957
Purchase commitments	41,721	12,266	11,908	2,252	15,295
Operating leases	4,982	1,390	1,837	1,155	600
Total contractual cash obligations	$325,754	$49,150	$71,758	$63,994	$140,852

NOTE 15 : Equity Instruments and Stock Based Compensation
Compensation expense included in the Company’s consolidated statements of income (loss) for all stock-based compensation arrangements was as follows for the periods ended December 31:

Stock-based Compensation Expense:	2016	2015	2014

Cost of products and services sold	$—	$—	$38
Research and development	3,523	1,587	1,027
Selling, general and administrative	11,156	6,154	1,829
Total stock-based compensation expense	$14,679	$7,741	$2,894

As of December 31, 2016, the Company expects $12,874 of unrecognized expense related to granted, but non-vested stock-based compensation arrangements to be incurred in future periods. This expense is expected to be recognized over a weighted average period of 3.2 years.
The excess tax benefit related to stock-based compensation recorded by the Company was $65 and $1,767, for the years ended December 31, 2016 and 2015. There was no similar amount for the year ended December 31, 2014.
Upon exercise of stock options or warrants, or upon the issuance of free share awards, the Company issues new shares.
Capital Stock
We have 500,000 shares of authorized ordinary shares with a nominal value of $0.01 per common share. As of December 31, 2016, we had 41,371 shares of ordinary shares issued and outstanding. The Board of Directors is authorized to issue preferred stock in series, and with respect to each series, to fix its designation, relative rights (including voting, dividend, conversion, sinking fund, and redemption rights), preferences (including dividends and liquidation) and limitations. We have 50,000 shares of authorized preferred stock, $0.01 nominal value, none of which is currently outstanding.
Determining the Fair Value of Stock Options and Warrants
The Company measures the total fair value of stock options and warrants on the grant date using the Black-Scholes option-pricing model and recognizes each grant's fair value as compensation expense over the period that the option or warrant vests. Options are granted to employees of the Company and generally become exercisable within four years following the grant date and expire ten years after the grant date. Warrants are typically issued to the Company’s Board of Directors as compensation for services rendered and generally become exercisable within one year following the grant date, and expire four years after the grant date.

The weighted-average assumptions under the Black-Scholes option-pricing model for stock option and warrant grants as of December 31, 2016, 2015 and 2014, are as follows:

Stock Option and Warrant Assumptions:	2016	2015	2014

Stock option grants:
Expected term (years)	6.25	6.25	6.25
Expected volatility	58.39%	58.59%	59.00%
Risk-free interest rate	2.04%	1.89%	1.79%
Expected dividend yield	—	—	—

Warrant grants:
Expected term (years)	2.50	2.50	2.50
Expected volatility	60.57%	55.00%	58.00%
Risk-free interest rate	0.82%	0.89%	0.75%
Expected dividend yield	—	—	—

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
Stock Options
A summary of the combined stock option activity and other data for the Company's stock option plans for the year ended December 31, 2016 is as follows:

Stock Option Activity and Other Data:	Number of Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Stock options outstanding, January 1, 2016	2,326	$13.84
Granted	1,505	10.68
Exercised	(15)	6.50
Forfeited	(6)	14.35
Expired	(78)	31.70
Stock options outstanding, December 31, 2016	3,732	$12.07	8.48 years	$3,681
Stock options exercisable, December 31, 2016	1,161	$10.49	6.76 years	$3,035

The aggregate intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was $58, $10,063, and $3,789, respectively.
The weighted average grant date fair value of options granted during the years ended December 31, 2016, 2015 and 2014 was $6.14, $9.38 and $9.19 per share, respectively.
At December 31, 2016, there were 94 shares authorized for stock option grants in subsequent periods.

Warrants
A summary of the combined warrant activity and other data for the year ended December 31, 2016 is as follows:

Warrant Activity and Other Data:	Number of Warrants	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Warrants outstanding, January 1, 2016	668	$16.97
Granted	291	13.59
Exercised	—	—
Forfeited	—	—
Expired	—	—
Warrants outstanding, December 31, 2016	959	$16.05	2.47 years	$276
Warrants exercisable, December 31, 2016	668	$17.12	1.97 years	$276

Each of the above warrants is convertible into one ordinary share. The aggregate intrinsic value of warrants exercised during the years ended December 31, 2016, 2015 and 2014 was $0, $2,698 and $3,107, respectively.
The weighted average grant date fair value of warrants granted during the years ended December 31, 2016, 2015 and 2014 was $2.99, $5.92 and $3.90 per share, respectively.
At December 31, 2016, an additional 3,300 warrants were outstanding and exercisable relative to consideration paid for the Company’s acquisition of Éclat Pharmaceuticals, LLC on March 13, 2012. These warrants are not considered stock-based compensation and are therefore excluded from the above tables, and instead are addressed within Note 10: Long-Term Related Party Payable.
At December 31, 2016, there were 59 shares authorized for warrant grants in subsequent periods.
Free Share Awards
Free share awards represent Company shares issued free of charge to employees of the Company as compensation for services rendered. The Company measures the total fair value of free share awards on the grant date using the Company's stock price at the time of the grant. Free share awards granted prior to 2016 generally cliff vest at the end of a four-year vesting period, and are expensed over a two or four-year service period. Free share awards granted during 2016 were fully expensed at the date of grant as they contain no service requirement. Employees, however, are not free to trade these awards until the end of a two-year holding period.
A summary of the Company's free share awards as of December 31, 2016, and changes during the year then ended, is reflected in the table below.

Free Share Activity and Other Data:	Number of Free Share Awards	Weighted Average Grant Date Fair Value

Non-vested free share awards outstanding, January 1, 2016	226	$13.95
Granted	463	12.11
Vested	(115)	13.44
Forfeited	(1)	16.27
Non-vested free shares awards outstanding, December 31, 2016	573	$12.57

The weighted average grant date fair value of free share awards granted during the years ended December 31, 2016 and 2014 was $12.11 and $16.30, respectively. There were no free share awards granted in 2015.
At December 31, 2016, there were 290 shares authorized for free share award grants in subsequent periods.
NOTE 16 : Earnings (Loss) Per Share
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

A reconciliation of basic and diluted earnings (loss) per share, together with the related shares outstanding in thousands for the years ended December 31, is as follows:

Basic and Diluted Earnings (Loss) Per Share:	2016	2015	2014

Net income (loss)
Net income (loss) from continuing operations	$(41,276)	$41,798	$(89,487)
Net income (loss) from discontinued operations	—	—	4,018
Net income (loss)	$(41,276)	$41,798	$(85,469)

Weighted average shares:
Basic shares	41,248	40,580	36,214
Effect of dilutive securities—options and warrants outstanding	—	3,039	—
Diluted shares	41,248	43,619	36,214

Earnings (loss) per share - basic:
Continuing operations	$(1.00)	$1.03	$(2.47)
Discontinued operations	—	—	0.11
Net income (loss) per share - basic	$(1.00)	$1.03	$(2.36)

Earnings (loss) per share - diluted:
Continuing operations	$(1.00)	$0.96	$(2.47)
Discontinued operations	—	—	0.11
Net income (loss) per share - diluted	$(1.00)	$0.96	$(2.36)

Potential common shares of 8,564, 635, and 6,753 were excluded from the calculation of weighted average shares for the years ended December 31, 2016, 2015 and 2014, because their effect was considered to be anti-dilutive. For the years ended December 31, 2016 and 2014, the effects of dilutive securities were entirely excluded from the calculation of earnings per share as a net loss was reported in these periods.
NOTE 17 : Comprehensive Income (Loss)
The following table shows the components of accumulated other comprehensive income (loss) for the twelve months ended December 31, net of immaterial tax effects:

Accumulated Other Comprehensive Income (Loss):	2016	2015	2014

Foreign currency translation adjustment:
Beginning balance	$(22,312)	$(7,225)	$10,815
Net other comprehensive (loss) income	(1,024)	(15,087)	(18,040)
Balance at December 31,	(23,336)	(22,312)	(7,225)

Unrealized gain (loss) on marketable securities, net
Beginning balance	(345)	(198)	—
Net other comprehensive (loss) income, net of $16, ($20), ($0), tax, respectively	116	(147)	(198)
Balance at December 31,	(229)	(345)	(198)
Accumulated other comprehensive loss at December 31,	$(23,565)	$(22,657)	$(7,423)

NOTE 18 : Company Operations by Product, Customer and Geographic Area
The Company has determined that it operates in one segment, the development and commercialization of pharmaceutical products, including controlled-release therapeutic products based on its proprietary drug delivery technologies. The Company's Chief Operating Decision Maker is the CEO. The CEO and the Company's Board of Directors review profit and loss information on a consolidated basis to assess performance and make overall operating decisions as well as resource allocations.
The following table presents a summary of total revenues by these products for the twelve months ended December 31, 2016, 2015, and 2014:

Revenue by Product:	2016	2015	2014

Bloxiverz	$82,896	$150,083	$10,411
Vazculep	39,796	20,151	—
Akovaz	16,831	—	—
Other	7,699	2,054	1,782
Total product sales and services	147,222	172,288	12,193
License and research revenue	3,024	721	2,782
Total revenues	$150,246	$173,009	$14,975

Concentration of credit risk with respect to accounts receivable is limited due to the high credit quality comprising the payer base. Management periodically monitors the creditworthiness of its customers and believes that it has adequately provided for any exposure to potential credit loss.
The following table presents a summary of total revenues by significant customer for the twelve months ended December 31, 2016, 2015, and 2014:

Revenue by Significant Customer:	2016	2015	2014

Customer A	$51,648	$53,988	$3,937
Customer B	39,359	60,420	3,859
Customer C	30,916	43,434	3,563
Customer D	17,728	—	—
Other	7,571	14,446	834
Total product sales and services	147,222	172,288	12,193
License and research revenue	3,024	721	2,782
Total revenues	$150,246	$173,009	$14,975
As of December 31, 2016, the Company had three customers each of which accounted for 10% or more of the accounts receivable balance. One customer accounted for 42%, or $7,472, a second customer accounted for 24% or $4,307, and a third customer accounted for 24% or $4,291. As of December 31, 2016, the Company had no significant past due account receivable balances.
The following table summarizes revenues by geographic region for the twelve months ended December 31, 2016, 2015, and 2014:

Revenue by Geographic Region:	2016	2015	2014

United States	$147,283	$172,179	$14,502
France	—	89	473
Ireland	2,963	741	—
Total	$150,246	$173,009	$14,975
Currently we depend on a single contract manufacturing organization for the manufacture of Bloxiverz, Vazculep and Akovaz, and to deliver certain raw materials used in their production, from which we derive a majority of our revenues. Additionally, we purchase certain raw materials used in our products from a limited number of suppliers, including a single supplier for certain key ingredients.

Non-monetary long-lived assets primarily consist of property and equipment, goodwill and intangible assets. The following table summarizes non-monetary long-lived assets by geographic region as of December 31, 2016, 2015, and 2014:

Long-lived Assets by Geographic Region:	2016	2015	2014

United States	$42,021	$34,515	$47,077
France	2,524	2,317	1,704
Ireland	202	258	—
Total	$44,747	$37,090	$48,781

NOTE 19 : Discontinued Operations
On December 1, 2014, the Company signed an Asset Purchase Agreement with Recipharm AB (“Recipharm”) to divest its development and manufacturing facility and associated business located in Pessac, France. The assets included in the divestiture were tangible equipment, furniture and fixtures, inventories and all intellectual property rights relating to the operation and technological know-how necessary in manufacturing the products that are produced in the facility, as well as the assignment to Recipharm of all employees, customer contracts and liabilities which primarily relate to agreements of the Company with GlaxoSmithKline (“GSK”) for the manufacture and sale of Coreg CR®, which was Avadel’s lead product at the time, using its Micropump drug delivery platform and manufactured in the Pessac Facility.
The aggregate consideration received for the divested assets and business was $13,200, plus the value of divested inventory as determined using inventory valuation methodology as defined by the two parties. All cash and receivables pertaining to the Pessac Facility business prior to the sale were retained by the Company. A contribution of $700 was made by the Company to finance potential future retirement indemnities payable on transferred employees. The business was accounted for as a discontinued operation in the fourth quarter of 2014 and, therefore, the operating results of our Pessac Facility business were included in Discontinued Operations in the Company’s consolidated financial statements for all applicable years presented. The Company recognized a $5,007 gain on disposal, which was included in our income from Discontinued Operations, in fiscal year 2014. Concurrently with the above, Recipharm made an investment of $13,000 in newly issued Avadel (formerly Flamel) shares, the purchase price of which was based on the average of the trailing 20 days’ trading prices of the Company’s shares prior to the closing date.
In connection with the Asset Purchase Agreement, the Company also entered into a number of other agreements with Recipharm:
Master Agreement on Supply and Services of Products (“MSA”)
Recipharm will provide various services in the domain of R&D and manufacture of pharmaceutical products for an initial non-cancellable period of five years.
Over the initial term, any services to be provided shall include internal and external costs incurred by Recipharm plus 20%, which has been determined to be the fair value for such services. The minimum amount of services per year, for a cumulative total of $22,500 as follows:

Annual Service Minimum:	Amount

Year 1	$4,250
Year 2	4,250
Year 3	4,250
Year 4	4,875
Year 5	4,875
Total	$22,500

During the year ended December 31, 2016 and December 31, 2015, the Company recorded $4,541 and $4,089 of research and development expenses, and cash outflows of $939 and $5,679, related to this commitment to Recipharm.
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

Option Agreement is from the signing of the agreement through December 31, 2017. The Company received no compensation related to the option agreement.
Summary results of operations for the divested Pessac business were as follows for the years ended December 31:

Net Income from Discontinued Operations:	2016	2015	2014

Revenues	$—	$—	$14,967
Operating income (loss)	—	—	(875)
Gain on disposal	—	—	5,007
Interest expense	—	—	(4)
Income tax provision	—	—	(110)
Net income from discontinued operations	$—	$—	$4,018

The major cash flows related to Discontinued Operations as included in the consolidated statements of cash flows are as follows for the years ended December 31:

Cash Flow Related to Discontinued Operation:	2016	2015	2014

Capital expenditures	$—	$—	$1,271
Depreciation and amortization	—	—	1,709
Operating and investing non-cash elements	—	—	(740)

NOTE 20 : Related Party Transactions
In March 2012, the Company acquired all of the membership interests of Éclat from Breaking Stick Holdings, L.L.C. (“Breaking Stick”, formerly Éclat Holdings), an affiliate of Deerfield Capital L.P (“Deerfield”), a significant shareholder of the Company. As of December 31, 2016 and 2015, the remaining consideration obligations for this transaction consisted of two warrants to purchase a total of 3,300 shares of Avadel and commitments to make earnout payments to Breaking Stick of 20% of any gross profit generated by certain Éclat products (the “Products”). Breaking Stick is majority owned by Deerfield, with a minority interest owned by Mr. Michael Anderson, the Company’s CEO, and certain other current and former employees. The original consideration for the acquisition of Éclat also included a $12 million senior note payable to the majority owners of Breaking Stick, which was fully repaid in March 2014 using the net proceeds from the Company’s public offering of ADS’s.
As part of a February 2013 debt financing transaction conducted with Deerfield Management, Éclat entered into a Royalty Agreement with Horizon Santé FLML, Sarl and Deerfield Private Design Fund II, L.P., both affiliates of the Deerfield Entities (together, “Deerfield PDF/Horizon”). The Royalty Agreement provides for Éclat to pay Deerfield PDF/Horizon 1.75% of the net sales of the Products sold by the Company and any of its affiliates until December 31, 2024, with royalty payments accruing daily and paid in arrears for each calendar quarter during the term of the Royalty Agreement. The Company has also entered into a Security Agreement dated February 4, 2013 with Deerfield PDF/Horizon, whereby Deerfield PDF/Horizon was granted a security interest in the intellectual property and regulatory rights related to the Products to secure the obligations of Éclat and Avadel US Holdings, Inc., including the full and prompt payment of royalties to Deerfield PDF/Horizon under the Royalty Agreement. This original Deerfield debt financing transaction also included a $15 million facility agreement which was repaid in full in March 2014 using the net proceeds from the Company’s public offering of ADS’s.
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

NOTE 21 : Subsequent Event
In preparing these consolidated financial statements, subsequent events were evaluated through the time the financial statements were issued. Financial statements are considered issued when they are widely distributed to all stockholders and other financial statement users, or filed with the SEC.
In March 2017, the Board of Directors approved an authorization to repurchase up to $25,000 of Avadel ordinary shares represented by American Depository Receipts in the open market with an indefinite duration. The timing and amount of repurchases, if any, will depend on a variety of factors, including the price of our shares, cash resources, alternative investment opportunities, corporate and regulatory requirements and market conditions. This share repurchase program may be modified, suspended or discontinued at any time without prior notice. We may also from time to time establish a trading plan under Rule 10b5-1 of the Securities and Exchange Act of 1934 to facilitate purchases of our shares under this program.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Avadel Pharmaceuticals PLC
Dublin, Ireland

We have audited the accompanying consolidated balance sheet of Avadel Pharmaceuticals PLC and subsidiaries (the "Company") as of December 31, 2016, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders' equity, and cash flows for the year then ended. Our audit also included the 2016 financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and 2016 financial statement schedule based on our audit. The consolidated financial statements of the Company for the years ended December 31, 2015 and December 31, 2014 were audited by other auditors whose report, dated March 15, 2016, except for the effects of the revisions discussed in Note 1 to the consolidated financial statements, as to which the date is March 28, 2017, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2016 consolidated financial statements present fairly, in all material respects, the financial position of Avadel Pharmaceuticals PLC and subsidiaries at December 31, 2016, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such 2016 financial statement schedule, when considered in relation to the basic 2016 consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2017 expressed an adverse opinion on the Company's internal control over financial reporting because of material weaknesses.

/s/ Deloitte and Touche LLP
St. Louis, Missouri
March 28, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Avadel Pharmaceuticals PLC
Dublin, Ireland

We have audited Avadel Pharmaceuticals PLC and subsidiaries' (the "Company's") internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at FSC Holdings, LLC, together with its wholly owned subsidiaries FSC Pediatrics, Inc., FSC Therapeutics, LLC, and FSC Laboratories, Inc., which was acquired in February 2016 and whose financial statements constitute 11.0% of total assets, 4.0% of total net revenues, and 14.2% of total net loss of the consolidated financial statement amounts as of and for the year ended December 31, 2016. Accordingly, our audit did not include the internal control over financial reporting at FSC Holdings, LLC and its subsidiaries. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A Company's internal control over financial reporting is a process designed by, or under the supervision of, the Company's principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment: (i) Personnel- Personnel needing to have more time in their roles to have an impact on the system of internal controls over financial reporting, in order to gain an appropriate level of knowledge to execute controls consistent with the risk assessment and the required level of precision for management review controls associated with the review of information used in the control, key assumptions utilized in accounting estimates, and accounting for significant non-routine and complex transactions, (ii) Financial Close Process- As the Company has not designed and maintained effective and precise financial close controls over the data and assumptions used in accounting for significant non-routine and complex transactions associated with the financial close process, and (iii) Rebates and Expired Product Reserves- As the Company has not designed or maintained effective and precise controls over the data and assumptions utilized in accounting for rebate and expired product reserves. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016, of the Company and this report does not affect our report on such financial statements and 2016 financial statement schedule.

In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2016 and the related consolidated statements of income (loss), comprehensive income (loss), shareholders' equity, and cash flows and financial statement schedule for the year ended December 31, 2016, of the Company and our report dated March 28, 2017 expressed an unqualified opinion on those financial statements and 2016 financial statement schedule.

/s/ Deloitte and Touche LLP
St. Louis, Missouri
March 28, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Avadel Pharmaceuticals PLC (formerly Flamel Technologies S.A.),

In our opinion, the consolidated balance sheet as of December 31, 2015 and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2015 present fairly, in all material respects, the financial position of Avadel Pharmaceuticals PLC (formerly Flamel Technologies S.A.) and its subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 31, 2015, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Lyon, France,
March 15, 2016, except for the effects of the revisions discussed in Note 1 to the consolidated financial statements, as to which the date is March 28, 2017

PricewaterhouseCoopers Audit

Represented by
/s/ Frédéric Charcosset
Frédéric Charcosset

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 15d -15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission (the "SEC"). Based on that evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weaknesses in our internal control over financial reporting described below.
Management's Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, the Company’s management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting is not effective based on those criteria.
In February 2016, the Company completed the acquisition of FSC Holdings, together with its wholly owned subsidiaries FSC Pediatrics, Inc., FSC Therapeutics, LLC, and FSC Laboratories, Inc., which was excluded from management's annual report on internal control over financial reporting as of December 31, 2016. The Company acquired the outstanding stock of FSC in February 2016 and its results have been included in our 2016 consolidated financial statements. As of December 31, 2016, FSC Holdings represented 11.0% of total company assets, 4.0% of total net revenues, and 14.2% of total net loss of the consolidated financial statement amounts as of and for the year ended December 31, 2016.
Continuation of Previously Reported Material Weaknesses
As defined in Exchange Act Rule 12b-2 and Rule 1-02 of Regulation S-X, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant's annual or interim financial statements will not be prevented or detected on a timely basis. The Company previously reported material weaknesses in its December 31, 2015 Form 10-K. As described below, management has identified the following control deficiencies that resulted in material weaknesses in our internal control over financial reporting as of December 31, 2016.
Personnel
As previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, management had identified a material weakness related to personnel in that we did not maintain a sufficient number of personnel with an appropriate level of knowledge, experience and training in internal control over financial reporting commensurate with our financial reporting requirements. In an effort to remediate the identified material weakness, we hired and trained additional personnel.

As the result of management’s internal control design and operational assessments as of December 31, 2016, management noted additional time in role and training of our added personnel is needed for these personnel to have an impact on the system of internal control over financial reporting, in order to gain an appropriate level of knowledge to execute controls consistent with the risk assessment and the required level of precision for management review controls associated with the review of inputs used in the controls, key assumptions utilized in accounting estimates and accounting for significant non-routine and complex transactions.
As of December 31, 2016, management evaluated the design and operational effectiveness of the remediation activities and concluded that the previously reported material weakness remains unremediated.
Financial Close Process
As previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, management had identified a material weakness in our internal controls over financial reporting related to the financial close process.
As the result of management’s internal control design and operational assessments as of December 31, 2016, management noted that we had identified control deficiencies within the Financial Close processes as the Company has not designed or maintained effective and precise controls over the data and assumptions utilized in accounting for non-routine and complex transactions.
As of December 31, 2016, management evaluated the design and operational effectiveness of our internal controls and has concluded that the previously reported material weakness remains unremediated specifically related to significant non-routine and complex transactions.
Rebates and Expired Product Reserves
As previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, management had identified a material weakness in the revenue process specifically related to controls over the review and approval of product prices and subsequent changes to customer prices, the authorization, review and accounting for rebate arrangements included in customer contracts and the Company’s use of service providers in the revenue process.
As the result of management’s internal control design and operational assessments as of December 31, 2016, we concluded additional time is necessary to ensure that controls regarding assumptions using historical data for the setting of rebate and expired product reserves are operating with an appropriate level of precision.
As of December 31, 2016, management evaluated the design and operational effectiveness of our internal controls and has concluded that due to the aggregation of the noted control deficiencies that a material weakness continues to exist related to the operational effectiveness of our internal controls around the establishment of rebates and expired product reserves.
Changes in Internal Control over Financial Reporting
Remediation of Previously Reported Material Weaknesses
The Company previously reported material weaknesses in its December 31, 2015 Form 10-K. As more fully described below, we have identified and implemented additional processes, procedures and controls to improve the effectiveness of our internal control over financial reporting and disclosure controls and procedures. We regularly reviewed our progress toward remediating these material weaknesses with our audit committee during 2016. Leading this remediation process was our Senior Vice President and Chief Financial Officer and our Chief Accounting Officer. Assisting management with the remediation process was a nationally recognized consulting firm who, under the direction of management, created and enhanced controls documentation, assisted management in the implementation of improvements or changes to the existing internal control structure and tested such processes, procedures and controls to support management’s conclusions surrounding the design and operating effectiveness of management’s internal controls over financial reporting.
Segregation of Duties
As previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, management had identified a material weakness in our internal controls over financial reporting related to segregation of duties. Specifically, due to a lack of sufficient personnel, we had not designed or maintained effective controls over segregation of duties or restricted access for processes, including an assessment of incompatible management responsibilities related to journal entries, third party vendors and third party payments, cash payment process, or payroll and related accounts.
In an effort to remediate the identified material weakness, we initiated and implemented the following corrective actions:

•
Additional management review controls have been implemented and formalized across the organization in order to add additional levels of review and approval and to enhance segregation of duties at a functional level.

•
Supplemented our U.S. based Accounting and Finance organization through adding appropriate levels of subject matter knowledge and training, including hiring a Chief Financial Officer, Chief Accounting Officer, Senior Tax Director and a Head of U.S. Accounting. Each of these individuals has the appropriate experience, certification, education, and training in financial reporting and accounting for their role.

•
Implemented a company-wide ERP system to replace previously used accounting software as of January 1, 2016. The ERP system allowed for enhancements to and reliance on system based segregation of duties controls.

•	Management performed a comprehensive segregation of duties analysis related to system based roles as part of the ERP implementation and again as of Q4 2016.
As of December 31, 2016, management evaluated the design and operational effectiveness of the remediation activities and concluded that we have sufficient evidence that the Segregation of Duties processes and controls have been adequately designed and were operating effectively. As a result, management has concluded that the previously reported material weakness has been remediated as of December 31, 2016.
Income Taxes
As previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, management had identified a material weakness in our internal controls over financial reporting related to income taxes. Specifically, we had not designed or maintained effective controls related to the income tax process on a quarterly or year-end basis, including deferred tax reconciliations, valuation allowances, review of state income taxes and related apportionment, review of tax returns and return to provision differences, review of information provided to and received from the outsourced tax provider, review of effective income tax rates and any uncertain tax positions.
In an effort to remediate the identified material weakness, we initiated and implemented the following corrective actions:

•
Supplemented our U.S. based Accounting and Finance organizations through the hiring of a Senior Tax Director who has the appropriate experience, certification, education, and training in financial accounting and reporting related to accounting for income taxes. The position along with an appropriate level of review by the Chief Financial Officer and Chief Accounting Officer has allowed the Company to enhance reliance on internal procedures and decrease reliance on third parties providing accounting for income tax services.

•
Retained an outside consultant to assist the Company in documenting and testing the internal controls over financial reporting that are in place at the Company, including within the income tax process. Through this process, we have designed and maintained effective controls over the accounting and reporting for income taxes.

As of December 31, 2016, management evaluated the design and operational effectiveness of the remediation activities and concluded that we have sufficient evidence that the new processes and controls related to Income Taxes have been adequately designed and were operating effectively. As a result, management has concluded that the previously reported material weakness has been remediated as of December 31, 2016.
Information technology general controls and key spreadsheets
As previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, management had identified a material weakness in our internal controls over financial reporting related to information technology general control and key spreadsheets. Specifically, we had not designed or maintained effective controls over information technology general controls and key spreadsheets used within certain processes and management’s controls to support account balances or in the preparation of the financial statements.
In an effort to remediate the identified material weakness, we initiated and implemented the following corrective actions:

•
Implemented a more company-wide ERP system to replace previously used accounting software as of January 1, 2016. The new ERP system allowed for significant enhancements within our information technology control environment that were not available under the previous system of record.

•
Retained an outside consultant to assist the Company in documenting and testing the internal controls over financial reporting that are in place at the Company, including within the information technology area. Through this process, we have designed and maintained effective controls over the information technology area.

As of December 31, 2016, management evaluated the results of the remediation activities and concluded that we have sufficient evidence that the new processes and controls related to Information technology general controls have been adequately designed and were operating effectively. As a result, management has concluded that the previously reported material weakness has been remediated as of December 31, 2016.
Monitoring controls
As previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, management had identified a material weakness in our internal controls over financial reporting related to our monitoring controls. We did not design and maintain effective monitoring controls related to the design and operational effectiveness of our internal controls. Specifically, we did not maintain an internal audit function sufficient to monitor control activities.
In an effort to remediate the identified material weakness, we initiated and implemented the following corrective actions:

•
Retained an outside consultant to assist the Company in documenting and testing the internal controls over financial reporting that are in place at the Company and the serve in the role of the Company’s internal audit function. We have assessed the qualifications of the third party provider and determined that they have the appropriate experience, certification education and training in internal audit and controls to serve in this role.

•
Implemented a comprehensive and robust internal controls monitoring program in order to assess the design and operational effectiveness of our internal controls. This includes, but is not limited to, new quantitative and qualitative analytical analysis to monitor significant trends and transactions helping to timely detect potential material misstatements to our financial statements.

As of December 31, 2016, management evaluated the design and operational effectiveness of the remediation activities and concluded that we have sufficient evidence that the new processes and controls related to Monitoring Controls have been adequately designed and were operating effectively. As a result, management has concluded that the previously reported material weakness has been remediated as of December 31, 2016.
Actions related to unremediated material weaknesses
As noted in the above management’s Report on internal controls section, management has concluded that the identified material weaknesses related to personnel, financial close and the establishment of rebate and expired product reserves, which formed part of the revenue material weakness, that were previously reported as of December 31, 2015 remain, either wholly or in part, unremediated as of December 31, 2016. While management has concluded that these material weaknesses remain unremediated, the Company has identified and implemented additional processes, procedures and controls as noted below to improve the effectiveness of our internal control over financial reporting and disclosure controls and procedures in these areas.
Lack of Sufficient Personnel
As previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, management had identified a material weakness in our internal controls over financial reporting related to our personnel responsible for internal control and financial reporting. Specifically, we did not maintain a sufficient number of personnel with an appropriate level of knowledge, experience and training in internal control over financial reporting commensurate with our financial reporting requirements.
In an effort to remediate the identified material weakness, we initiated and implemented the following corrective actions:

•
Supplemented our U.S. based Accounting and Finance organizations through adding appropriate levels of subject matter knowledge and training, including hiring a Chief Financial Officer, Chief Accounting Officer, a Senior Tax Director, a head of U.S. Accounting, an External Reporting Manager and others each of whom has the appropriate experience, certification, education, and training in financial accounting and reporting for their role.

•
Retained an outside consultant to assist the Company in documenting and testing the internal controls over financial reporting that are in place at the Company and the serve in the role of the Company’s internal audit function. We have assessed the qualifications of the third party provider and determined that they have the appropriate experience, certification education and training in internal audit and controls to serve in this role.

As of December 31, 2016, the remediation activities have had a positive effect on the material weakness and the performance of controls at a more precise level will continue to improve over time. Additional time in role of our added personnel is needed for management to conclude that the remediation actions have been fully effective in remediating this material weakness.

Financial Close
As previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, management had identified a material weakness in our design and operating effectiveness of the internal controls over financial reporting related to the financial close process.
In an effort to remediate the identified material weakness, we initiated and implemented the following corrective actions:

•
Supplemented our U.S. based Accounting and Finance organizations through adding appropriate levels of subject matter knowledge and training, including hiring a Chief Financial Officer, Chief Accounting Officer, Senior Tax Director, a Head of U.S. Accounting, an External Reporting Manager and others, each of whom has the appropriate experience, certification, education, and training in financial reporting and accounting for their role.

•
Developed, formalized and implemented additional management review controls across the organization in order to add more comprehensive levels of review and approval for significant transactions having complex U.S. GAAP and SEC reporting implications and routine transaction processing.

•	Developed new quantitative and qualitative analytical analysis as part of our financial close process to help in the early detection of potential material misstatements to our financial statements.

•
Enhanced and refined our quarterly and annual financial analysis and procedures to allow for more timely and substantive review of financial results before the filing of the quarterly reports of Form 10-Q and Annual Report on Form 10-K.

•	Implemented a company-wide ERP system to replace previously used accounting software as of January 1, 2016.

•
Retained an outside consultant to assist the Company in documenting and testing the internal controls over financial reporting that are in place at the Company, including within the financial close process.

As of December 31, 2016, management evaluated the design and operational effectiveness of the remediation activities and concluded that a material weakness continues to exist in the operational effectiveness of our internal controls related to non-routine transactions.
Revenue
As previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, management had identified a material weakness in our internal controls over financial reporting related to revenue. Specifically, we had not designed or maintained effective controls over the review and approval of product prices and subsequent changes to customer prices, the authorization, review and accounting for rebate arrangements included in customer contracts and the Company’s use of service providers in the revenue process.
In an effort to remediate the identified material weakness, we initiated and implemented the following corrective actions:

•	Enhanced our documentation and support around product pricing approvals and subsequent changes to customer pricing,

•	Enhanced the information supporting the accounting and review process for gross to net accruals related to revenue,

•
Expanded procedures to include a comprehensive review of service provider reporting and end user considerations as well as more comprehensive periodic reviews of activities performed by third parties and validation of financial information received from third parties,

•	Enhanced the communication protocols between our Sales and Accounting functions to identify rebate arrangements and appropriately account for these arrangements

•	Expanded procedures to include more comprehensive quantitative and qualitative financial analysis related to revenue financial accounting and reporting.
As of December 31, 2016, management evaluated the design and operational effectiveness of the remediation activities and concluded that the aspects of the prior year material weakness related to product pricing and use of service providers have been fully remediated. However, we concluded additional time is necessary to ensure that assumptions using historical data for the setting of rebate and expired product reserves are appropriate and operating with an appropriate level of precision.

Other Changes in Internal Control
Other than those actions described above, there have been no other changes in the Company’s internal control over financial reporting (as defined by Rule 13a-15(f)) that occurred during the quarter ended December 31, 2016 that have materially affected the Company’s internal control over financial reporting.

Item 9B.     Other Information.
Not applicable.

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
Item 10.     Directors, Executive Officers and Corporate Governance.
Information regarding Directors, Executive Officers and Corporate Governance is hereby incorporated by reference to our Definitive 2017 Proxy Statement, which we intend to file with the SEC within 120 days after December 31, 2016.
Item 11.     Executive Compensation.
Information regarding Executive Compensation is hereby incorporated by reference to our Definitive 2017 Proxy Statement, which we intend to file with the SEC within 120 days after December 31, 2016.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is hereby incorporated by reference to our Definitive 2017 Proxy Statement, which we intend to file with the SEC within 120 days after December 31, 2016.
Item 13.     Certain Relationships and Related Transactions, and Director Independence.
Information regarding Certain Relationships and Related Transactions, and Director Independence is hereby incorporated by reference to our Definitive 2017 Proxy Statement, which we intend to file with the SEC within 120 days after December 31, 2016.
Item 14.     Principal Accountant Fees and Services.
Information regarding Principal Accountant Fees and Services is hereby incorporated by reference to our Definitive 2017 Proxy Statement, which we intend to file with the SEC within 120 days after December 31, 2016.

PART IV
Item 15.     Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

1.	Financial Statements
See Item 8 - Financial Statements and Supplementary Data of Part II of this Report.

2.	Financial Statement Schedules
See below for Schedule II: Valuation and Qualifying Accounts. All other schedules are omitted as they are not applicable, not required or the information is included in the consolidated financial statements or related notes to the consolidated financial statements.
Schedule II
Valuation and Qualifying Accounts
(In thousands)

Deferred Tax Asset Valuation Allowance:	Balance, Beginning of Period	Additions (a)	Deductions (b)	Other Changes (c)	Balance, End of Period

2016	$45,516	$6,873	$(42,417)	$(2,373)	$7,599
2015	57,980	4,312	(11,737)	(5,039)	45,516
2014	69,939	8,453	(13,185)	(7,227)	57,980

a.
Additions to the deferred tax asset valuation allowance relate to movements on certain French, Irish and U.S. deferred tax assets where we continue to maintain a valuation allowance until sufficient positive evidence exists to support reversal.

b.
Deductions to the deferred tax asset valuation allowance include movements relating to utilization and removal of net operating losses and tax credit carryforwards, release in valuation allowance and other movements including adjustments following finalization of tax returns.

c.	Other changes to the deferred tax asset valuation allowance relate primarily to currency translation adjustments recorded directly in equity.
3. Exhibits required by Item 601 of Regulation S-K
The information required by this Section (a)(3) of Item 15 is set forth on the exhibit index that follows the Signatures page of this Form 10-K.

Index to Exhibits

Exhibit Number	Exhibit Description

3.1
Constitution (containing the Memorandum and Articles of Association) of Avadel Pharmaceuticals plc (incorporated by reference to Appendix 15 of Exhibit 2.1 to the registrant’s current report on Form 8-K, filed on July 1, 2016)

4.1
Guaranty dated January 1, 2017 by Avadel Pharmaceuticals plc in favor of Breaking Stick Holdings, LLC (f/k/a Éclat Holdings, LLC) with respect to obligations under the Note Agreement filed as Exhibit 10.2 below (filed herewith)

4.2
Warrant to purchase 1,100,000 American Depositary Shares, each representing one ordinary share of Avadel Pharmaceuticals plc (incorporated by reference to Exhibit 4.1 to the registrant’s Post-Effective Amendment No. 2 to Form F-3 registration statement (No. 333-183961) on Form S-3, filed on January 6, 2017)

4.3
Warrant to purchase 2,200,000 American Depositary Shares, each representing one ordinary share of Avadel Pharmaceuticals plc (incorporated by reference to Exhibit 4.2 to the registrant’s Post-Effective Amendment No. 2 to Form F-3 registration statement (No. 333-183961) on Form S-3, filed on January 6, 2017)

10.1
Deposit Agreement dated as of January 3, 2017 among Avadel Pharmaceuticals plc, The Bank of New York, as Depositary, and holders from time to time of American Depositary Shares issued thereunder (including as an exhibit the form of American Depositary Receipt) (incorporated by reference to Exhibit 1.1 to the registrant’s current report on Form 8-K12B, filed on January 4, 2017 and amended January 6, 2017)

10.2*
Note Agreement among Flamel Technologies S.A., Flamel U.S. Holdings, Inc. and Éclat Holdings, LLC dated March 13, 2012 (incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 6-K, filed on March 21, 2012)

10.3
Registration Rights Agreement between Flamel Technologies S.A. and Éclat Holdings, LLC dated March 13, 2012 (incorporated by reference to Exhibit 4.5 to the registrant’s current report on Form 6-K, filed on March 21, 2012)

10.4
Facility Agreement among Flamel US Holdings, Inc., Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. dated December 31, 2012 (incorporated by reference to Exhibit 4.7 to the registrant’s annual report on Form 20-F for the year ended December 31, 2012, filed on April 30, 2013)

10.5*
Royalty Agreement among Éclat Pharmaceuticals LLC, Horizon Santé FLML, Sarl and Deerfield Private Design Fund II, L.P. dated December 31, 2012 (incorporated by reference to Exhibit 4.8 to the registrant’s annual report on Form 20-F for the year ended December 31, 2012, filed on April 30, 2013)

10.6*
Security Agreement between Éclat Pharmaceuticals, LLC and Deerfield Private Design Fund II, L.P. and Horizon Santé FLML, Sarl dated February 4, 2013 (incorporated by reference to Exhibit 4.9 to the registrant’s annual report on Form 20-F for the year ended December 31, 2012, filed on April 30, 2013)

10.7
Broadfin Facility Agreement effective as of December 3, 2013 (incorporated by reference to Exhibit 4.9 to the registrant’s annual report on Form 20-F for the year ended December 31, 2013, filed on April 30, 2014)

10.8*
Broadfin Royalty Agreement dated as of December 3, 2013 (incorporated by reference to Exhibit 4.10 to the registrant’s annual report on Form 20-F for the year ended December 31, 2013, filed on April 30, 2014)

10.9
Asset Purchase Agreement by and among Flamel Technologies S.A. and Recipharm Pessac dated November 26, 2014 (incorporated by reference to Exhibit 4.11 to the registrant’s annual report on Form 20-F for the year ended December 31, 2014, filed on April 30, 2015)

10.10
Master Agreement on Supply of Services and Products by and between Avadel Technologies S.A. and Recipharm Pessac dated December 1, 2014 (incorporated by reference to Exhibit 4.12 to the registrant’s annual report on Form 20-F for the year ended December 31, 2014, filed on April 30, 2015)

10.11
Service Agreement by and between Flamel Technologies S.A. and Recipharm Pessac dated December 1, 2014 (incorporated by reference to Exhibit 4.13 to the registrant’s annual report on Form 20-F for the year ended December 31, 2014, filed on April 30, 2015)

10.12
Supply Agreement by and between Flamel Technologies S.A. and Recipharm Pessac dated December 1, 2014 (incorporated by reference to Exhibit 4.14 to the registrant’s annual report on Form 20-F for the year ended December 31, 2014, filed on April 30, 2015)

10.13*
Membership Interest Purchase Agreement by and among Éclat Holdings LLC, Éclat Pharmaceuticals LLC, Flamel Technologies S.A. and Flamel US Holdings Inc. dated March 13, 2012 (incorporated by reference to Exhibit 4.15 to the registrant’s annual report on Form 20-F for the year ended December 31, 2014, filed on April 30, 2015)

10.14*
Exclusive License Agreement by and between Elan Pharma International Limited and Flamel Ireland Limited dated September 30, 2015 (incorporated by reference to Exhibit 10.14 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 15, 2016)

10.15
Lease Agreement by and between Nine East, LLC and Eclat Pharmaceuticals LLC dated July 23, 2013 (incorporated by reference to Exhibit 10.15 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 15, 2016)

10.16
Lease Agreement by and between Grove II LLC and Eclat Pharmaceuticals LLC dated October 5, 2015 (incorporated by reference to Exhibit 10.16 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 15, 2016)

10.17
Lease Agreement by and between Channor Limited, Blanchardstown Corporate Park Management Limited, Flamel Ireland Limited, and Flamel Technologies S.A. dated July 3, 2015 (incorporated by reference to Exhibit 10.17 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 15, 2016)

10.18‡
Employment Agreement by and between Flamel Technologies S.A. and Sandra Hatten dated July 8, 2015 (incorporated by reference to Exhibit 10.18 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 15, 2016)

10.19‡
Employment Agreement by and between Flamel Technologies S.A. and Phillandas T. Thompson dated July 7, 2015 (incorporated by reference to Exhibit 10.19 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 15, 2016)

10.20
Membership Interest Purchase Agreement dated as of February 5, 2016 by and among James Flynn, Peter Steelman, Deerfield CSF, LLC, FSC Holding Company, LLC, FSC Therapeutics, LLC, FSC Laboratories, Inc., Flamel Technologies SA, and Flamel US Holdings, Inc. (incorporated by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 15, 2016)

10.21‡
Rules Governing the Free Share Plan - December 2014 (incorporated by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 15, 2016)

10.22‡
Rules Governing the Free Share Plan - December 2014 (incorporated by reference to Exhibit 10.22 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 15, 2016)

10.23‡	June 2015 Stock Warrant Rules (incorporated by reference to Exhibit 10.23 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 15, 2016)

10.24‡	Subscription Form of Stock Warrant (incorporated by reference to Exhibit 10.24 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 15, 2016)

10.25‡	December 2015 Stock Option Rules (incorporated by reference to Exhibit 10.25 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 15, 2016)

10.26‡	Form of Stock Option Grant Letter (incorporated by reference to Exhibit 10.26 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 15, 2016)

10.27
Common Draft Terms of Cross-Border Merger dated as of June 29, 2016 between Flamel Technologies S.A. and Avadel Pharmaceuticals Limited (subsequently renamed Avadel Pharmaceuticals plc) (incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K, filed on July 1, 2016)

10.28‡	Rules Governing the Free Share Plan - August 2016 (incorporated by reference to Exhibit 99.1 to the registrant’s Registration Statement (No. 333-213154) on Form S-8, filed on August 16, 2016)

10.29‡	August 2016 Stock Option Rules (incorporated by reference to Exhibit 99.2 to the registrant’s Registration Statement (No. 333-213154) on Form S-8, filed on August 16, 2016)

10.30‡	August 2016 Stock Warrant Rules (incorporated by reference to Exhibit 99.3 to the registrant’s Registration Statement (No. 333-213154) on Form S-8, filed on August 16, 2016)

10.31‡	Form of stock option grant letter for 2016 Stock Option Rules (filed herewith)

10.32‡	Employment Agreement by and between Avadel Pharmaceuticals plc and Gregory J. Divis, dated January 4, 2017 (filed herewith)

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s current report on Form 8-K, filed on March 7, 2017)

14.2	Financial Integrity Policy (incorporated by reference to Exhibit 14.2 to the registrant’s current report on Form 8-K, filed on March 7, 2017)

21.1	List of Subsidiaries (filed herewith)

23.1	Consent of PricewaterhouseCoopers Audit (filed herewith)

23.2	Consent of Deloitte & Touche, LLP (filed herewith)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2
Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith) (1)

32.2	Certification of the Principal Financial Officer pursuant to USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith) (1)

101.INS	XBRL Instant Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Confidential treatment has been requested for the redacted portions of this agreement. A complete copy of the agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.
‡ Management contract or compensatory plan or arrangement filed pursuant to Item 15(b) of Form 10-K.
(1) This certification accompanies the Form 10-K to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934 (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avadel Pharmaceuticals PLC

Dated: March 28, 2017	By:	/s/ Michael S. Anderson
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

Signature	Title	Date

/s/ Michael S. Anderson	Chief Executive Office (Principal Executive Officer) and Director	March 28, 2017
Michael S. Anderson

/s/ Michael F. Kanan	Chief Financial Officer (Principal Financial Officer)	March 28, 2017
Michael F. Kanan

/s/ David P. Gusky	Corporate Controller (Principal Accounting Officer)	March 28, 2017
David P. Gusky

/s/ Craig R. Stapleton	Non-Executive Chairman of the Board and Director	March 28, 2017
Craig R. Stapleton

/s/ Guillaume Cerutti	Director	March 28, 2017
Guillaume Cerutti

/s/ Francis J.T. Fildes	Director	March 28, 2017
Francis J.T. Fildes

/s/ Benoit Van Assche	Director	March 28, 2017
Benoit Van Assche

/s/ Christophe Navarre	Director	March 28, 2017
Christophe Navarre