Form 10-Q
period 2017-03-31
AVADEL PHARMACEUTICALS PLC
filed 2017-05-10
CIK 1012477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

———————
AVADEL PHARMACEUTICALS PLC
(Exact name of registrant as specified in its charter)
———————

Ireland	000-28508	98-1341933
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

Block 10-1, Blanchardstown Corporate Park
Ballycoolin
Dublin 15, Ireland
(Address of Principal Executive Office and Zip Code)

+353-1-485-1200
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)
———————
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated	☐	(Do not check if a smaller reporting company)
		Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

At May 3, 2017, 41,376,104 ordinary shares, nominal value $0.01 each, of the Company were outstanding.

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

More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission (SEC), including our annual report on Form 10-K for the year ended December 31, 2016, in particular under the captions “Forward-Looking Statements” and “Risk Factors.”

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

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

AVADEL PHARMACEUTICALS PLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share data)

	Three Months Ended March 31,
	2017	2016

Revenues:
Product sales and services	$51,757	$35,353
License and research revenue	750	863
Total	52,507	36,216
Operating expenses:
Cost of products and services sold	3,902	3,906
Research and development expenses	7,206	5,388
Selling, general and administrative expenses	11,812	9,461
Intangible asset amortization	564	3,514
Changes in fair value of related party contingent consideration	(6,971)	8,243
Restructuring costs	2,653	—
Total operating expenses	19,166	30,512
Operating income	33,341	5,704
Investment income, net	1,052	200
Interest expense, net	(263)	(175)
Other income (expense) - changes in fair value of related party payable	550	(1,534)
Foreign exchange loss	(231)	(2,941)
Income before income taxes	34,449	1,254
Income tax provision	8,539	7,312
Net income (loss)	$25,910	$(6,058)

Net income (loss) per share - basic	$0.63	$(0.15)
Net income (loss) per share - diluted	0.61	(0.15)

Weighted average number of shares outstanding - basic	41,374	41,241
Weighted average number of shares outstanding - diluted	42,810	41,241

See accompanying notes to condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended March 31,
	2017	2016

Net income (loss)	$25,910	$(6,058)
Other comprehensive income, net of tax:
Foreign currency translation gain	130	4,817
Net other comprehensive income, net of $51 and $126 tax, respectively	44	918
Total other comprehensive income, net of tax	174	5,735
Total comprehensive income (loss)	$26,084	$(323)

See accompanying notes to condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2017	December 31, 2016

ASSETS
Current assets:
Cash and cash equivalents	$32,236	$39,215
Marketable securities	146,978	114,980
Accounts receivable	13,463	17,839
Inventories	5,406	3,258
Prepaid expenses and other current assets	6,529	5,894
Total current assets	204,612	181,186
Property and equipment, net	3,382	3,320
Goodwill	18,491	18,491
Intangible assets, net	22,274	22,837
Research and development tax credit receivable	2,396	1,775
Income tax deferred charge	—	10,342
Other	7,533	7,531
Total assets	$258,688	$245,482

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$272	$268
Current portion of long-term related party payable	43,699	34,177
Accounts payable	7,962	7,105
Deferred revenue	1,617	2,223
Accrued expenses	19,936	17,222
Income taxes	9,738	1,200
Other	825	226
Total current liabilities	84,049	62,421
Long-term debt, less current portion	555	547
Long-term related party payable, less current portion	109,514	135,170
Other	5,488	5,275
Total liabilities	199,606	203,413

Shareholders' equity:
Preferred shares, $0.01 nominal value; 50,000 shares authorized at March 31, 2017 and December 31, 2016,respectively; none issued or outstanding at March 31, 2017 and December 31, 2016, respectively	—	—
Ordinary shares, nominal value of $0.01; 500,000 shares authorized; 41,380 and 41,371 issued and outstanding at March 31, 2017 and December 31, 2016, respectively	414	414
Additional paid-in capital	387,105	385,020
Accumulated deficit	(305,046)	(319,800)
Accumulated other comprehensive loss	(23,391)	(23,565)
Total shareholders' equity	59,082	42,069
Total liabilities and shareholders' equity	$258,688	$245,482
 See accompanying notes to condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2017	2016

Cash flows from operating activities:
Net income (loss)	25,910	(6,058)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	837	3,754
Loss on disposal of property and equipment	—	102
Loss (gain) on sale of marketable securities	(287)	285
Foreign exchange loss	—	2,941
Grants recognized in research and development expenses	—	(2)
Remeasurement of related party acquisition-related contingent consideration	(6,971)	8,243
Remeasurement of related party financing-related contingent consideration	(550)	1,534
Change in deferred tax and income tax deferred charge	—	(1,682)
Stock-based compensation expense	2,047	2,475
Increase (decrease) in cash from:
Accounts receivable	4,376	2,093
Inventories	(2,148)	723
Prepaid expenses and other current assets	(1,354)	(131)
Research and development tax credit receivable	(716)	(363)
Accounts payable & other current liabilities	1,456	6,119
Deferred revenue	(606)	(758)
Accrued expenses	2,714	(2,888)
Accrued income taxes	8,538	5,616
Earn-out payments for related party contingent consideration in excess of acquisition-date fair value	(7,166)	(1,566)
Royalty payments for related party payable in excess of original fair value	(1,003)	(561)
Other long-term assets and liabilities	231	493
Net cash provided by operating activities	25,308	20,369

Cash flows from investing activities:
Purchases of property and equipment	(334)	(460)
Acquisitions of businesses	—	161
Proceeds from sales of marketable securities	14,419	9,766
Purchases of marketable securities	(46,074)	(50,454)
Net cash used in investing activities	(31,989)	(40,987)

Cash flows from financing activities:
Earn-out payments for related party contingent consideration	(444)	(6,448)
Royalty payments for related party payable	—	(531)
Cash proceeds from issuance of ordinary shares and warrants	38	—
Net cash used in financing activities	(406)	(6,979)

Effect of foreign currency exchange rate changes on cash and cash equivalents	108	403

Net decrease in cash and cash equivalents	(6,979)	(27,194)
Cash and cash equivalents at January 1,	39,215	65,064
Cash and cash equivalents at March 31,	$32,236	$37,870

See accompanying notes to condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
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

•
the identification of Unapproved Marketed Drugs (“UMDs”), which are currently sold in the U.S., but unapproved by the FDA, and the pursuit of approval for these products via a 505(b)(2) New Drug Application (NDA). To date, the Company has received three drug approvals through this “unapproved-to-approved” strategy, including: Bloxiverz® (neostigmine methylsulfate injection), Vazculep® (phenylephrine hydrochloride injection) and Akovaz® (ephedrine sulfate injection). As a potential source of near-term revenue growth, Avadel is working on the development of a fourth product for potential NDA submission and seeks to identify additional product candidates for development with this strategy.

•
the acquisition of commercial and or late-stage products or businesses. The Company markets three branded pediatric-focused pharmaceutical products in the primary care space, and a 510(k) approved device all of which were purchased through the acquisition of FSC Laboratories and FSC Pediatrics on February 5, 2016. We will consider further acquisitions and the Company continues to look for assets that could fit strategically into its current or potential future commercial sales force.

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
Further details about the reincorporation, the Merger and the Merger Agreement are contained in our definitive proxy statement filed with the Securities and Exchange Commission on May 1, 2017, and within the 2016 Annual Report on Form 10-K.
Under Irish law, the Company can only pay dividends and repurchase shares out of distributable reserves, as discussed further in the Company's proxy statement filed with the SEC as of July 5, 2016. Upon completion of the Merger, the Company did not have any distributable reserves. On February 15, 2017, the Company filed a petition with the High Court of Ireland seeking the court's confirmation of a reduction of the Company's share premium so that it can be treated as distributable reserves for the purposes of Irish law. On March 6, 2017, the High Court issued its order approving the reduction of the Company's share premium by $317,254 which can be treated as distributable reserves.
Basis of Presentation. The condensed consolidated balance sheet as of December 31, 2016, which is primarily derived from the prior year 2016 audited consolidated financial statements, and the interim condensed consolidated financial statements presented herein, have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP), the requirements of Form 10-Q and Article 10 of Regulation S-X and, consequently, do not include all information or footnotes required by U.S. GAAP for complete financial statements or all the disclosures normally made in an annual report on Form 10-K. Accordingly, the condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2017.
The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, and reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the dates and periods presented. All material intercompany accounts and transactions have been eliminated. Results for interim periods are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period.
Foreign Currency Translation. The reporting currency of the Company and its wholly-owned subsidiaries is the U.S. dollar. Subsidiaries that do not use the U.S. dollar as their functional currency translate 1) profit and loss accounts at the weighted average exchange rates during the reporting period, 2) assets and liabilities at period end exchange rates and 3) shareholders' equity accounts at historical rates. Resulting translation gains and losses are included as a separate component of shareholders' equity in Accumulated Other Comprehensive Loss. Assets and liabilities, excluding available-for-sale marketable securities, denominated in a currency other than the subsidiary's functional currency are translated to the subsidiary's functional currency at period end exchange rates with resulting gains and losses recognized in the condensed consolidated statements of income (loss).
Reclassifications and Immaterial Corrections of Prior Period Amounts. The Company has identified certain immaterial errors related to prior reporting periods. Although the effect of the errors was not material to any previously issued financial statements, the cumulative effect of correcting the error and reclassification would have been material for the period ended March 31, 2016. Consequently, the Company has presented the effects of the error and reclassification on its prior period financial statements in the table below.  In future filings the financial statements for comparative periods affected by these errors and reclassifications will be revised.

The impact of the above errors and reclassifications on previously presented line items for the three months ended March 31, 2016, is as follows:

	Three Months Ended March 31, 2016
		Correction of Immaterial Errors
Consolidated Statement of Loss:	As previously filed	(a)	(b)	As revised

Cost of products and services sold	$4,395	$—	$(489)	$3,906
Changes in fair value of related party contingent consideration	7,916	327	—	8,243
Total operating expenses	30,674	327	(489)	30,512
Operating income	5,542	(327)	489	5,704
Other income (expense) - changes in fair value of related party payable	(1,861)	327	—	(1,534)
Income before income taxes	765	—	489	1,254
Income tax provision	7,141	—	171	7,312
Net income (loss)	(6,376)	—	318	(6,058)
Net income (loss) per share - basic	$(0.15)	$—	$—	$(0.15)
Net income (loss) per share - diluted	$(0.15)	$—	$—	$(0.15)

(a)
Reflects the correction of a $327 classification error where the change in fair value of related party contingent consideration for FSC should have been classified within Operating expenses rather than within Other expenses during the first quarter of 2016.

(b)
Reflects the correction of a $489 error in the Company’s inventory obsolescence reserve accrual and expense which was recorded in the first quarter of 2016 but should have been recorded in the fourth quarter of 2015.

In addition to the specific amounts identified within the table above, the Company also changed the names of the previously-reported “Interest expense – changes in fair value of related party financing related contingent consideration” line on the condensed consolidated statement of income (loss) to “Other expense – changes in fair value of related party payable.”
While the error and reclassification noted in the table above impact their corresponding captions within the cash flows provided by operating activities section of the Company’s condensed consolidated statements of cash flows for the three months ended March 31, 2016, there was no impact to the total net cash provided by operating activities in the period.
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

During the second quarter of 2016, the Company determined that it had sufficient evidence, history, data and internal controls to estimate the ultimate selling price of its products upon shipment from its warehouse to its customers, the wholesalers.  Accordingly, it discontinued the sell through revenue approach and now recognizes revenue once the product is shipped from its warehouse.
License and Research Revenue
The Company’s license and research revenues consist of fees and milestone payments. Non-refundable fees where we have continuing performance obligations are deferred and are recognized ratably over our projected performance period. We recognize milestone payments, which are typically related to regulatory, commercial or other achievements by us or our licensees and distributors, as revenues when the milestone is accomplished and collection is reasonably assured. For the quarters-ended March 31, 2017 and 2016, the Company recognized $750 and $863 of revenue from license agreements, respectively.
NOTE 2 : Newly Issued Accounting Pronouncements
In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update ("ASU") No. 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Costs." The standard requires the service component of pension and other postretirement benefit expense to be presented in the same statement of income lines as other employee compensation costs, however, the other components will be presented outside of operating income. In addition, only the service cost component will be eligible for capitalization in assets. The standard is effective starting in 2018, with early adoption permitted. Retrospective application is required for the guidance on the statement of income presentation. Prospective application is required for the guidance on the cost capitalization in assets. The Company does not believe adoption of the standard will have a material impact on our financial statement presentation.
In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment." This update eliminates step 2 from the goodwill impairment test, and requires the goodwill impairment test to be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This guidance is effective for the Company in the first quarter of fiscal 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company will assess the timing of adoption and impact of this guidance to future impairment considerations.
In January, 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business." This update provides a screen to determine whether or not a set of assets is a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set of assets is not a business. If the screen is not met, the amendments in this update (1) require that to be considered a business, a set of assets must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. This guidance is effective for the Company in the first quarter of fiscal 2018. Early adoption is permitted for transactions not previously reported in the Company's consolidated financial statements. The Company will assess the timing of adoption and impact of this guidance on future transactions.
In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory," which requires companies to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. The Company elected to early-adopt ASU 2016-16 on a modified-retrospective basis as of January 1, 2017. Adoption of ASU 2016-16 eliminated the $11,156 income tax deferred charge recorded within the consolidated balance sheet as of December 31, 2016 and such elimination is reflected as an adjustment to accumulated deficit as of January 1, 2017.
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
In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” which amends Accounting Standards Codification (“ASC”) Topic 718 “Compensation – Stock Compensation”. This update simplifies several aspects of accounting for share-based payment awards to employees, including the accounting for income taxes, classification of awards as either equity or liabilities and classification in the statement of cash flows. We adopted the standard on a prospective basis with the effect of adoption reflected for the interim periods after the year beginning January 1, 2017 as required by the standard. The primary effects of adoption were immaterial to the Company's condensed consolidated financial statements for the three months ended March 31, 2017.
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
In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2017, and requires a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. Early adoption is not permitted. The new guidance will require the change in fair value of equity investments with readily determinable fair values to be recognized through the statement of income. We are currently evaluating the full impact of the standard; however, upon adoption, the change in the fair value of our available-for-sale equity investments will be recognized in our consolidated statement of income (loss) rather than as a component of our consolidated statement of comprehensive income (loss).
NOTE 3 : Fair Value Measurement
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
The following table summarizes the financial instruments measured at fair value on a recurring basis classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the accompanying consolidated balance sheets:

	As of March 31, 2017			As of December 31, 2016
Fair Value Measurements:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Marketable securities (see Note 4)
Equity securities	$11,833	$—	$—	$4,033	$—	$—
Corporate bonds	—	65,339	—	—	57,348	—
Government securities - U.S.	—	58,427	—	—	42,814	—
Government securities - Non-U.S.	—	241	—	—	233	—
Other fixed-income securities	—	11,138	—	—	10,471	—
Other securities	—	—	—	—	81	—
Total assets	$11,833	$135,145	$—	$4,033	$110,947	$—

Related party payable (see Note 7)	—	—	153,213	—	—	169,347
Total liabilities	$—	$—	$153,213	$—	$—	$169,347
A review of fair value hierarchy classifications is conducted on a quarterly basis.  Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. During the periods ended March 31, 2017 and December 31, 2016, respectively, there were no transfers in and out of Level 1, 2, or 3. During the three month periods ended March 31, 2017 and 2016, respectively, we did not recognize any other-than-temporary impairment loss.
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
The following tables show the Company’s available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category as of March 31, 2017 and December 31, 2016, respectively:

	March 31, 2017
Marketable Securities:	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value

Equity securities	$11,107	$804	$(78)	$11,833
Corporate bonds	65,647	151	(459)	65,339
Government securities - U.S.	59,002	37	(612)	58,427
Government securities - Non-U.S.	248	—	(7)	241
Other fixed-income securities	11,158	4	(24)	11,138
Total	$147,162	$996	$(1,180)	$146,978

	December 31, 2016
Marketable Securities:	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value

Equity securities	$3,689	$409	$(65)	$4,033
Corporate bonds	57,871	89	(612)	57,348
Government securities - U.S.	43,049	515	(750)	42,814
Government securities - Non-U.S.	247	—	(14)	233
Other fixed-income securities	10,281	221	(31)	10,471
Other securities	81	—	—	81
Total	$115,218	$1,234	$(1,472)	$114,980

We determine realized gains or losses on the sale of marketable securities on a specific identification method. We recognized gross realized gains of $89 and $11 for the three months ended March 31, 2017, and 2016, respectively. These realized gains were offset by realized losses of $518 and $119 for the three months ended March 31, 2017, and 2016, respectively. We reflect these gains and losses as a component of investment income in the accompanying condensed consolidated statements of income (loss).
The following table summarizes the estimated fair value of our investments in marketable debt securities, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities as of March 31, 2017:

	Maturities
Marketable Debt Securities:	Less than 1 Year	1-5 Years	5-10 Years	Greater than 10 Years	Total

Corporate bonds	16,087	41,098	7,767	387	65,339
Government securities - U.S.	2,985	46,242	866	8,334	58,427
Government securities - Non-U.S.	—	—	241	—	241
Other fixed-income securities	—	11,138	—	—	11,138
Total	$19,072	$98,478	$8,874	$8,721	$135,145
The Company has classified our investment in available-for-sale marketable securities as current assets in the condensed consolidated balance sheets as the securities need to be available for use, if required, to fund current operations. There are no restrictions on the sale of any securities in our investment portfolio.
NOTE 5 : Inventories
The principal categories of inventories, net reserves of $3,275 and $3,223 at March 31, 2017 and December 31, 2016, respectively, are comprised of the following:

Inventory:	March 31, 2017	December 31, 2016

Finished goods	$4,094	$2,429
Raw materials	1,312	829
Total	$5,406	$3,258
NOTE 6 : Goodwill and Intangible Assets
The Company's amortizable and unamortizable intangible assets at March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017			December 31, 2016
Goodwill and Intangible Assets:	Gross Value	Accumulated Amortization	Net Carrying Amount	Gross Value	Accumulated Amortization	Net Carrying Amount

Amortizable intangible assets:
Acquired developed technology - Vazculep	$12,061	$(9,004)	$3,057	$12,061	$(8,801)	$3,260
Acquired product marketing rights	16,600	(1,297)	15,303	16,600	(1,019)	15,581
Acquired developed technology	4,300	(386)	3,914	4,300	(304)	3,996
Total amortizable intangible assets	$32,961	$(10,687)	$22,274	$32,961	$(10,124)	$22,837

Unamortizable intangible assets:
Goodwill	$18,491	$—	$18,491	$18,491	$—	$18,491
Total unamortizable intangible assets	$18,491	$—	$18,491	$18,491	$—	$18,491

The Company recorded amortization expense related to amortizable intangible assets of $564 and $3,514 for the three months ended March 31, 2017 and 2016, respectively.

Amortizable intangible assets are amortized over their estimated useful lives, which range from three to fifteen years. Estimated amortization of intangible assets for the next five years is as follows:

Estimated Amortization Expense:	Amount

2017	$2,258
2018	2,258
2019	2,258
2020	2,258
2021	1,443
NOTE 7 : Long-Term Related Party Payable
Long-term related party payable and related activity are reported at fair value and consist of the following at March 31, 2017 and December 31, 2016:

		Activity during the Three Months Ended March 31, 2017
				Changes in Fair Value of Related Party Payable
Long-Term Related Party Payable:	Balance, December 31, 2016	Additions	Payments to Related Parties	Operating Expense	Other Expense	Balance, March 31, 2017

Acquisition-related contingent consideration:
Warrants - Éclat Pharmaceuticals (a)	$11,217	$—	$—	$(3,029)	$—	$8,188
Earn-out payments - Éclat Pharmaceuticals (b)	121,377	—	(7,166)	(4,280)	—	109,931
Royalty agreement - FSC (c)	7,291	—	(444)	338	—	7,185
Financing-related:
Royalty agreement - Deerfield (d)	9,794	—	(679)	—	(372)	8,743
Royalty agreement - Broadfin (e)	4,668	—	(324)	—	(178)	4,166
Long-term liability - FSC (f)	15,000	—	—	—	—	15,000
Total related party payable	169,347	$—	$(8,613)	$(6,971)	$(550)	153,213
Less: Current portion	(34,177)					(43,699)
Total long-term related party payable	$135,170					$109,514

Long-term related party payable and related activity are reported at fair value and consist of the following at March 31, 2017 and December 31, 2016:

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

The fair value of the warrants is estimated on a quarterly basis using a Black-Scholes option pricing model with the following assumptions as of March 31:

Assumptions for the Warrant Valuation:	March 31, 2017	March 31, 2016

Stock price	$9.68	$11.04
Weighted average exercise price per share	8.63	8.63
Expected term (years)	1.00	2.00
Expected volatility	47.90%	70.50%
Risk-free interest rate	1.03%	0.73%
Expected dividend yield	—	—

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
At the closing date of the 2012 Éclat acquisition and at March 31, 2017, it was uncertain as to whether the Company would ultimately fulfill its obligation under these warrants using Company shares or cash. Accordingly, pursuant to the guidance of ASC 480, the Company determined that these warrants should be classified as a long-term liability. This classification as a long-term liability was further supported by the Company’s determination, pursuant to the guidance of ASC 815-40-15-7(i), that these warrants could also not be considered as being indexed to the Company’s own stock, on the basis that the exercise price for the warrants is determined in U.S. dollars, although the functional currency of the Company at the closing date of the Éclat acquisition was the Euro.

(b)
In March 2012, the Company acquired all of the membership interests of Éclat from Breaking Stick Holdings, L.L.C. (“Breaking Stick”, formerly Éclat Holdings), an affiliate of Deerfield. Breaking Stick is majority owned by Deerfield, with a minority interest owned by the Company’s CEO, and certain other current and former employees. As part of the consideration, the Company committed to provide quarterly earn-out payments equal to 20% of any gross profit generated by certain Éclat products. These payments will continue in perpetuity, to the extent gross profit of the related products also continue in perpetuity.

(c)
In February 2016, the Company acquired all of the membership interests of FSC from Deerfield. The consideration for this transaction in part included a commitment to pay quarterly a 15% royalty on the net sales of certain FSC products, up to $12,500 for a period not exceeding ten years.

(d)
As part of a February 2013 debt financing transaction conducted with Deerfield, the Company received cash of $2,600 in exchange for entering into a royalty agreement whereby the Company shall pay quarterly a 1.75% royalty on the net sales of certain Éclat products until December 31, 2024. In connection with such debt financing transaction, the Company granted Deerfield a security interest in the product registration rights of the Eclat products.

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

At March 31, 2017, the fair value of each related party payable listed in (b) through (e) above was estimated using a discounted cash flow model based on estimated and projected annual net revenues or gross profit, as appropriate, of each of the specified Éclat and FSC products using an appropriate risk-adjusted discount rate ranging from 15% to 22%. These fair value measurements are based on significant inputs not observable in the market and thus represent a level 3 measurement as defined in ASC 820. Subsequent changes in the fair value of the acquisition-related related party payables, resulting primarily from management’s revision of key assumptions, will be recorded in the consolidated statements of income (loss) in the line items entitled "Changes in fair value of related party contingent consideration" for items noted in (b) and (c) above and in "Other expense - changes in fair value of related party payable" for items (d) and (e) above. See Note 1: Summary of Significant Accounting Policies under the caption Acquisition-related Contingent Consideration and Financing-related Royalty Agreements in Part II, Item 8 of the Company’s 2016 Annual Report on Form 10-K for more information on key assumptions used to determine the fair value of these liabilities.

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
The following table summarizes changes to the related party payables, a recurring Level 3 measurement, for the three-month periods ended March 31, 2017 and 2016, respectively:

Related Party Payable Rollforward:	Balance

Balance at December 31, 2015	122,693
Additions (2)	7,695
Payment of related party payable	(9,106)
Fair value adjustments (1)	9,777
Balance at March 31, 2016	131,059

Balance at December 31, 2016	$169,347
Payment of related party payable	(8,613)
Fair value adjustments (1)	(7,521)
Balance at March 31, 2017	153,213
(1) Fair value adjustments are reported as Changes in fair value of related party contingent consideration and Other expense - changes in fair value of related party payable in the Consolidated Statements of Income (Loss).
(2) Relates to the acquisition of FSC. See items (c) and (f) above.
NOTE 8 : Income Taxes
The components of income (loss) before income taxes are as follows:

	Three Months Ended March 31,
Income (Loss) Before Income Taxes:	2017	2016

Ireland	$5,735	$(5,894)
United States	32,010	13,949
France	(4,225)	(6,801)
Other	929	—
Total income before income taxes	$34,449	$1,254

The items accounting for the difference between the income tax provision computed at the statutory rate and the Company's effective tax rate are as follows:

	Three Months Ended March 31,
Income Tax Rate Reconciliation:	2017	2016

Statutory tax rate	12.5%	33.3%
International tax rates differential	17.0%	117.1%
Change in valuation allowance	2.0%	193.6%
Nondeductible change in fair value of contingent consideration	(7.2)%	221.0%
Nondeductible stock-based compensation	(0.2)%	17.4%
Income tax deferred charge	—%	39.4%
State and local income taxes, net of federal	0.1%	9.6%
Other	0.5%	(48.2)%
Effective income tax rate	24.7%	583.2%

Income tax provision - at statutory tax rate	$4,306	$417
International tax rates differential	5,860	1,468
Change in valuation allowance	684	2,428
Nondeductible change in fair value of contingent consideration	(2,476)	2,771
Nondeductible stock-based compensation	(55)	218
Income tax deferred charge	—	494
State and local income taxes, net of federal	34	121
Other	186	(605)
Income tax provision - at effective income tax rate	$8,539	$7,312

In the fourth quarter of 2016, we changed our jurisdiction of incorporation from France to Ireland by merging with and into our wholly owned Irish subsidiary. Accordingly, beginning in the fourth quarter of 2016, the Company reports the Irish tax jurisdiction as its domestic jurisdiction. For periods prior to the fourth quarter of 2016, the French tax jurisdiction was the domestic jurisdiction.
The income tax provision for the three months ended March 31, 2017 and 2016 was $8,539 and $7,312, respectively. The increase in the income tax provision for the three months ended March 31, 2017 is primarily the result of increases in income in the United States and Ireland, and was partially offset by a reduction in the amount of nondeductible contingent consideration when compared to the same period in 2016.
NOTE 9 : Other Assets and Liabilities
Various other assets and liabilities are summarized as follows:

Prepaid Expenses and Other Current Assets:	March 31, 2017	December 31, 2016

Valued-added tax recoverable	$1,393	$736
Prepaid expenses	2,579	3,442
Advance to suppliers and other current assets	2,103	1,265
Income tax receivable	454	451
Total	$6,529	$5,894

Other Non-Current Assets:	March 31, 2017	December 31, 2016

Deferred tax assets	$7,432	$7,432
Other	101	99
Total	$7,533	$7,531

Accrued Expenses:	March 31, 2017	December 31, 2016

Accrued compensation	$2,292	$3,291
Accrued social charges	853	794
Accrued employee severance (see Note 10)	2,653	—
Customer allowances	8,962	7,981
Accrued contract research organization	2,699	1,764
Other	2,477	3,392
Total	$19,936	$17,222

Other Non-Current Liabilities:	March 31, 2017	December 31, 2016

Provision for retirement indemnity	$2,458	$2,431
Customer allowances	1,110	905
Unrecognized tax benefits	1,657	1,565
Other	263	374
Total	$5,488	$5,275
NOTE 10 : Restructuring Costs
During the first quarter of 2017, the Company announced a plan to reduce its workforce at its Lyon, France site by approximately 50%.  This reduction is an effort to align the Company's cost structure with its ongoing and future planned projects. Subject to French regulatory requirements and the outcome of negotiations with the works council, the Company expects the reduction to be substantially complete by the end of the third quarter of 2017 and to incur employee severance, benefits and other costs of up to approximately $4,000, which are likely to be recognized through December 31, 2017. Restructuring charges of $2,653 were recognized during the three months ended March 31, 2017.
The following table sets forth activities for the Company’s cost reduction plan obligations for the three months ended March 31, 2017. There were no restructuring related charges in the three months ended March 31, 2016:

Severance Obligation:	2017

Balance of accrued costs at January 1,	$—
Charges	2,653
Payments	—
Balance of accrued costs at March 31,	$2,653
Total accrued employee severance in the Company’s condensed consolidated balance sheet at March 31, 2017 is included under current liabilities in “Accrued expenses.”
NOTE 11 : Net Income (Loss) Per Share
Basic net income (loss) per share is calculated using the weighted average number of shares outstanding during each period. The diluted net income (loss) per share calculation includes the impact of dilutive equity compensation awards and contingent consideration warrants.

A reconciliation of basic and diluted net income (loss) per share, together with the related shares outstanding in thousands is as follows:

	Three Months Ended March 31,
Net Income (Loss) Per Share:	2017	2016

Net income (loss )	$25,910	$(6,058)

Weighted average shares:
Basic shares	41,374	41,241
Effect of dilutive securities—options and warrants outstanding	1,436	—
Diluted shares	42,810	41,241

Net income (loss) per share - basic	$0.63	$(0.15)
Net income (loss) per share - diluted	$0.61	$(0.15)

Potential common shares of 4,899 and 6,597 were excluded from the calculation of weighted average shares for the three months ended March 31, 2017 and 2016, respectively, because their effect was considered to be anti-dilutive.
NOTE 12 : Comprehensive Income (Loss)
The following table shows the components of accumulated other comprehensive loss for the three-months ended March 31, 2017 and 2016, respectively, net of tax effects:

	Three Months Ended March 31,
Accumulated Other Comprehensive Loss:	2017	2016

Foreign currency translation adjustment:
Beginning balance	$(23,336)	$(22,312)
Net other comprehensive income	130	4,817
Balance at March 31,	$(23,206)	$(17,495)

Unrealized gain (loss) on marketable securities, net
Beginning balance	$(229)	$(345)
Net other comprehensive income, net of $51 and $126 tax, respectively	44	918
Balance at March 31,	$(185)	$573
Accumulated other comprehensive loss at March 31,	$(23,391)	$(16,922)

The effect on the Company’s condensed consolidated financial statements of amounts reclassified out of accumulated other comprehensive loss was immaterial for all periods presented.

NOTE 13 : Shareholders’ Equity
The following table presents a reconciliation of the Company’s beginning and ending balances in shareholders’ equity for the three months ended March 31, 2017:

Shareholders' Equity:	2017

Shareholders' equity - January 1,	$42,069
Net income	25,910
Adjustment to accumulated deficit (see Note 2)	(11,156)
Other comprehensive income	174
Stock option exercised	38
Stock-based compensation expense	2,047
Shareholders' equity - March 31,	$59,082

NOTE 14 : Company Operations by Product
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
The following table presents a summary of total revenues by these products:

	Three Months Ended March 31,
Revenues by Product:	2017	2016

Bloxiverz	$13,902	$24,747
Vazculep	10,179	9,406
Akovaz	25,638	—
Other	2,038	1,200
Total product sales and services	51,757	35,353
License and research revenue	750	863
Total revenues	$52,507	$36,216
NOTE 15 : Commitments and Contingencies
Litigation
The Company is subject to potential liabilities generally incidental to its business arising out of present and future lawsuits and claims related to product liability, personal injury, contract, commercial, intellectual property, tax, employment, compliance and other matters that arise in the ordinary course of business. The Company accrues for potential liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. At March 31, 2017 and December 31, 2016, there were no contingent liabilities with respect to any threat of litigation, arbitration or administrative or other proceeding that are reasonably likely to have a material adverse effect on the Company’s consolidated financial position, results of operations, cash flows or liquidity.
Material Commitments
Other than commitments disclosed in Note 14 - Contingent Liabilities and Commitments to the Company's consolidated financial statements included in Part II, Item 8 of the Company’s 2016 Annual Report on Form 10-K, there were no other material commitments outside of the normal course of business. Material commitments in the normal course of business include long-term debt and post-retirement benefit plan obligations which are disclosed in Note 9 - Long-Term Debt and Note 12 – Post-Retirement Benefit Plans, respectively, to the Company's consolidated financial statements included in Part II, Item 8 of the Company’s 2016 Annual Report on Form 10-K and long-term contingent consideration payable as disclosed in Note 7 – Long-Term Related Party Payable, to the Company's condensed consolidated financial statements included in Part I, Item 1 of this report.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis
(In thousands, except per share data)
(Unaudited)

You should read the discussion and analysis of our financial condition and results of operations set forth in this Item 2 together with our condensed consolidated financial statements and the related notes appearing elsewhere in this quarterly report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this quarterly report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties, and reference is made to the “Cautionary Disclosure Regarding Forward-Looking Statements” set forth immediately following the Table of Contents of the Company’s 2016 Annual Report on Form 10-K filed with the SEC on March 28, 2017 (the “2016 Annual Report”) for further information on the forward looking statements herein. In addition, you should read the “Risk Factors” section in Part I, Item 1A of the 2016 Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this quarterly report.
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

•
the identification of Unapproved Marketed Drugs (“UMDs”), which are currently sold in the U.S., but unapproved by the FDA, and the pursuit of approval for these products via a 505(b)(2) New Drug Application (NDA). To date, the Company has received approvals through this “unapproved-to-approved” avenue for three products: Bloxiverz® (neostigmine methylsulfate injection), Vazculep® (phenylephrine hydrochloride injection) and Akovaz® (ephedrine sulfate injection). As a potential source of near-term revenue growth, Avadel is working on the development of a fourth product for potential NDA submission and seeks to identify additional product candidates for development with this strategy.

•
the acquisition of commercial and or late-stage products or businesses. The Company markets three branded pediatric-focused pharmaceutical products in the primary care space, and a 510(k) approved device that will launch in the second quarter of 2017, all of which were purchased through the acquisition of FSC Laboratories and FSC Pediatrics on February 5, 2016. We will consider further acquisitions and the Company continues to look for assets that could fit strategically into its current or potential future commercial sales force.

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
Further details about the reincorporation, the Merger and the Merger Agreement are contained in our definitive proxy statement filed with the Securities and Exchange Commission on July 5, 2016, and within the Company's 2016 Annual Report on Form 10-K.
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
Strategy
The Company's business strategy is designed to drive overall sales and earnings growth while maintaining a return on invested capital at an appropriate premium above the Company's cost of capital. Our key areas of focus address the most significant opportunities and challenges we face, including:

•
Unapproved Marketed Drug Development: The Company derives a majority of its sales and cash flow from its UMD products. During the three months ended March 31, 2017 the Company generated $49,719 of sales from the UMD products compared to $34,153 in the same period of 2016, respectively.

◦	The first UMD product, Bloxiverz, which had sales of $13,902 for the three months ended March 31, 2017, was approved by the FDA on May 31, 2013, and is currently being marketed in the U.S.

◦	The second UMD product, Vazculep, which had sales of $10,179 for the three months ended March 31, 2017, was approved by the FDA on September 27, 2014 and launched in October 2014 in the U.S.

◦	The third UMD product, Akovaz, which had sales of $25,638 for the three months ended March 31, 2017, was approved by the FDA April 29, 2016. The Company began marketing this product in August 2016.
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

Highlights of our condensed consolidated results for the three months ended March 31, 2017 are as follows:

•
Revenue was $52,507 for the three months ended March 31, 2017, compared to $36,216 in the same period last year. This increase was primarily the result of additional Akovaz revenue which was launched in August 2016, partially offset by a decrease in Bloxiverz sales volume as a result of additional competition.

•
Operating income was $33,341 for the three months ended March 31, 2017, compared to operating income of $5,704 for the same period last year. The increase in operating income was largely driven by the higher gross margin (sales minus cost of goods sold) from $16,295 in increased sales. Additionally, the company recognized a $6,971 gain resulting from changes in the fair value of related party contingent consideration compared to a loss of $8,243 in the same period last year. These increases were partially offset by $2,653 of restructuring charges associated with the Company's planned workforce reduction in Lyon, France.

•	Net income was $25,910 for the three months ended March 31, 2017, respectively, compared to a net loss of $6,058 in the same period last year.

•	Diluted net income per share was $0.61 for the three months ended March 31, 2017, respectively, compared to a diluted net loss per share of $0.15 in the same period last year.

•	Cash and marketable securities increased $25,019 to $179,214 at March 31, 2017, from $154,195 at December 31, 2016.
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
Our significant accounting policies are described in Note 1 of the audited consolidated financial statements included in our 2016 Form 10-K. The SEC suggests companies provide additional disclosure on those accounting policies considered most critical. The SEC considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgments and estimates on the part of management in its application. Our estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies” section of the MD&A in our 2016 Form 10-K. There were no significant changes to our critical accounting policies during the three months ended March 31, 2017.
Results of Operations
The following is a summary of our financial results (in thousands, except per share amounts) for the three months ended March 31, 2017 and 2016, respectively:

			Three Months Ended
	Three Months Ended March 31,		Increase / (Decrease)
			2017 vs. 2016
Comparative Statements of Income (Loss)	2017	2016	$	%

Product sales and services	$51,757	$35,353	$16,404	46.4%
License and research revenue	750	863	(113)	(13.1)%
Total revenues	52,507	36,216	16,291	45.0%
Operating expenses:
Cost of products and services sold	3,902	3,906	(4)	(0.1)%
Research and development expenses	7,206	5,388	1,818	33.7%
Selling, general and administrative expenses	11,812	9,461	2,351	24.8%
Intangible asset amortization	564	3,514	(2,950)	(83.9)%
Changes in fair value of related party contingent consideration	(6,971)	8,243	(15,214)	(184.6)%
Restructuring costs	2,653	—	2,653	n/a
Total operating expenses	19,166	30,512	(11,346)	(37.2)%
Operating income	33,341	5,704	27,637	484.5%
Investment income	1,052	200	852	426.0%
Interest expense	(263)	(175)	(88)	50.3%
Other expense - changes in fair value of related party payable	550	(1,534)	2,084	135.9%
Foreign exchange loss	(231)	(2,941)	2,710	(92.1)%
Income before income taxes	34,449	1,254	33,195	(2,647.1)%
Income tax provision	8,539	7,312	1,227	16.8%
Net income (loss)	$25,910	$(6,058)	$31,968	527.7%
Income (loss) per share - diluted	$0.61	$(0.15)	$0.76	506.7%

The revenues for each of the Company's significant products for the three months ended March 31, 2017 were as follows:

			Three Months Ended
	Three Months Ended March 31,		Increase / (Decrease)
			2017 vs. 2016
Revenues:	2017	2016	$	%

Bloxiverz	$13,902	$24,747	$(10,845)	(43.8)%
Vazculep	10,179	9,406	773	8.2%
Akovaz	25,638	—	25,638	n/a
Other	2,038	1,200	838	69.8%
Total product sales and services	51,757	35,353	16,404	46.4%
License and research revenue	750	863	(113)	(13.1)%
Total revenues	$52,507	$36,216	$16,291	45.0%

Product sales and services revenues were $51,757 for the three months ended March 31, 2017, compared to $35,353 for the same prior year period. Bloxiverz’s revenue declined $10,845 quarter over quarter, primarily due to a loss of market share and net selling price driven largely by two new competitors that entered the market subsequent to the first quarter of 2016. Vazculep’s revenue increased $773 quarter over quarter due primarily to slightly higher market share. Sales of Akovaz, which was launched in August 2016, contributed $25,638 to product sales for the three months ended March 31, 2017. Products acquired in the February 2016 acquisition of FSC, which are included in other, contributed $1,476 to product sales for the three months ended March 31, 2017.

			Three Months Ended
	Three Months Ended March 31,		Increase / (Decrease)
			2017 vs. 2016
Cost of Products and Services Sold:	2017	2016	$	%

Cost of products and services sold	$3,902	$3,906	$(4)	(0.1)%
Percentage of sales	7.4%	10.8%

Cost of products and services sold decreased $4 or (0.1)% during the three months ended March 31, 2017 compared to the same prior year period. As a percentage of sales, cost of products sold was lower than the prior year period due to favorable product mix and non-recurring inventory reserves recorded during the first quarter of 2016.

			Three Months Ended
	Three Months Ended March 31,		Increase / (Decrease)
			2017 vs. 2016
Research and Development Expenses:	2017	2016	$	%

Research and development expenses	$7,206	$5,388	$1,818	33.7%
Percentage of sales	13.7%	14.9%

Research and development expenses increased $1,818 or 33.7% during the three months ended March 31, 2017 as compared to the same period in 2016 primarily due to higher outside services costs related to feasibility studies and clinical programs primarily associated with our Phase 3 clinical trial for sodium oxybate.

			Three Months Ended
	Three Months Ended March 31,		Increase / (Decrease)
			2017 vs. 2016
Selling, General and Administrative Expenses:	2017	2016	$	%

Selling, general and administrative expenses	$11,812	$9,461	$2,351	24.8%
Percentage of sales	22.5%	26.1%

Selling, general and administrative expenses increased $2,351 or 24.8% during the three months ended March 31, 2017 as compared to the same prior year period. This increase was primarily due to higher sales and marketing expenses of approximately $1,600 resulting from the acquisition of FSC, which incurred three months of expenses during the three months ended March 31, 2017 compared to only two months in the prior year due to the February 2016 acquisition.

			Three Months Ended
	Three Months Ended March 31,		Increase / (Decrease)
			2017 vs. 2016
Intangibles Asset Amortization:	2017	2016	$	%

Intangible asset amortization	$564	$3,514	$(2,950)	(83.9)%
Percentage of sales	1.1%	9.7%

Intangible asset amortization expense decreased $2,950 or 83.9% during the three months ended March 31, 2017 as compared to the same prior year period as the Bloxiverz in process R&D asset was fully amortized as of December 31, 2016, partially offset by the recognition of a full quarter's amortization on FSC related intangible assets compared to only two months in the prior year due to the February 2016 acquisition.

			Three Months Ended
	Three Months Ended March 31,		Increase / (Decrease)
			2017 vs. 2016
Changes in Fair Value of Related Party Contingent Consideration:	2017	2016	$	%

Changes in fair value of related party contingent consideration	$(6,971)	$8,243	$(15,214)	(184.6)%
Percentage of sales	(13.3)%	22.8%

Changes in fair value of related party contingent consideration decreased $15,214 during the three months ended March 31, 2017 as compared to the same period in 2016 primarily due to changes in the estimates of the underlying assumptions used to determine the fair values of a:) our acquisition-related contingent consideration earn out payments - Éclat, b:) acquisition related warrants and c:) acquisition related FSC royalty liabilities. As noted in our critical accounting estimates, there are numerous estimates we use when determining the fair value of the acquisition-related earn-out payments - Éclat. These estimates include the long-term pricing environment, market size, the market share the related products are forecast to achieve, the cost of goods related to such products and an appropriate discount rate to use when present valuing the related cash flows.
For the three months ended March 31, 2017, as a result of changes to these estimates when compared to the same estimates at December 31, 2016, we recognized a gain of $4,280 to lower the fair value of acquisition related liabilities for Éclat primarily as a result of changes in the pricing environment for Akovaz and a slightly weaker long term sales and gross profit outlook for Bloxiverz. Additionally, we reduced the fair value of the acquisition related warrants which resulted in a gain of $3,029, primarily due to changes in the AVDL stock price at March 31, 2017 compared to December 31, 2016, changes in the volatility of AVDL stock and a shorter remaining term.
For the three months ended March 31, 2016, as a result of changes to these estimates when compared to the same estimates at December 31, 2015, we recognized a loss of $11,451 to increase the fair value of acquisition related liabilities for Éclat primarily as a result of a stronger long term sales and gross profit outlook for Bloxiverz. Additionally, we reduced the fair value of the acquisition related warrants which resulted in a gain of $3,535, primarily due to changes in the AVDL stock price at March 31, 2016 compared to December 31, 2015, changes in the volatility of AVDL stock and a shorter remaining term.
Each of the underlying assumptions used to determine the fair values of these contingent liabilities can, and often do, change based on adjustments in current market conditions, competition and other factors. These changes can have a material impact on our consolidated statements of income (loss), balance sheet and cash flows.

			Three Months Ended
	Three Months Ended March 31,		Increase / (Decrease)
			2017 vs. 2016
Restructuring Costs	2017	2016	$	%

Restructuring costs	$2,653	$—	$2,653	n/a
Percentage of sales	5.1%	—%

Restructuring charges of $2,653 were recognized during the three months ended March 31, 2017. During the first quarter of 2017, the Company announced a plan to reduce its workforce at its Lyon, France site by approximately 50%.  This reduction is an effort to align the Company's cost structure with its ongoing and future planned projects. Subject to French regulatory requirements and the outcome of negotiations with the works council, the Company expects the reduction to be substantially complete by the end of the third quarter of 2017 and to incur employee severance, benefits and other costs of up to $4,000, which will likely be recognized through December 31, 2017. Most of these costs are expected to be paid in cash by the end of the fourth quarter of 2017. Once fully implemented, the Company anticipates annual costs savings of approximately $3,500 to $4,000.

			Three Months Ended
	Three Months Ended March 31,		Increase / (Decrease)
			2017 vs. 2016
Other Expense - Changes in Fair Value of Related Party Payable	2017	2016	$	%

Changes in fair value of related party contingent consideration	$550	$(1,534)	$2,084	135.9%
Percentage of sales	1.0%	(4.2)%

Other expense - changes in fair value of related party payable declined $2,084 during the three months ended March 31, 2017 as compared to the same period last year primarily due to changes in the underlying assumptions of the long-term Éclat product sales forecasts as described in the section Changes in fair value of related party contingent consideration.  As noted in our critical accounting estimates, there are a number of estimates we use when determining the fair value of the related party payable payments. These estimates include the long-term pricing environment, market size, the market share the related products are forecast to achieve and an appropriate discount rate to use when present valuing the related cash flows. These estimates can and often do change based on changes in current market conditions, competition and other factors.
For the three months ended March 31, 2017, as a result of changes to these estimates when compared to the same estimates at December 31, 2016, we recognized a gain of $372 to reduce the fair value of these liabilities primarily as a result of changes in the pricing environment for Akovaz and a slightly weaker long term sales and gross profit outlook for Bloxiverz.
For the three months ended March 31, 2016, as a result of changes to these estimates when compared to the same estimates at December 31, 2015, we incurred a charge of $1,534 to increase the fair value of acquisition related liabilities for Éclat primarily as a result of a stronger long term sales and gross profit outlook for Bloxiverz.

			Three Months Ended
	Three Months Ended March 31,		Increase / (Decrease)
			2017 vs. 2016
Income Tax Provision:	2017	2016	$	%

Income tax provision	$8,539	$7,312	$1,227	16.8%
Percentage of income (loss) before income taxes	(24.8)%	(583.1)%

The items accounting for the difference between the income tax provision computed at the French statutory rates and the Company's effective tax rate for the three months ended March 31, 2017 and 2016, are as follows:

	Three Months Ended March 31,
	2017	2016

Statutory tax rate	12.5%	33.3%
International tax rates differential	17.0%	117.1%
Valuation allowance on net operating losses	2.0%	193.6%
Nondeductible contingent consideration	(7.2)%	221.0%
Nondeductible stock-based compensation	(0.2)%	17.4%
Deferred charge from IP transfer	—	39.4%
State and local income taxes	0.1%	9.6%
Other	0.5%	(48.2)%
Effective income tax rate	24.7%	583.2%

Income tax provision - at statutory tax rate	$4,306	$417
International tax rates differential	5,860	1,468
Valuation allowance on net operating losses	684	2,428
Nondeductible contingent consideration	(2,476)	2,771
Nondeductible stock-based compensation	(55)	218
Deferred charge from IP transfer	—	494
State and local income taxes	34	121
Other	186	(605)
Income tax provision - at effective income tax rate	$8,539	$7,312

In the fourth quarter of 2016, we changed our jurisdiction of incorporation from France to Ireland by merging with and into our wholly owned Irish subsidiary. Accordingly, beginning in the fourth quarter of 2016, the Company reports the Irish tax jurisdiction as its domestic jurisdiction. For periods prior to the fourth quarter of 2016, the French tax jurisdiction was the domestic jurisdiction.
The income tax provision for the three months ended March 31, 2017 and 2016 was $8,539 and $7,312, respectively. The increase in the income tax provision for the three months ended March 31, 2017 is primarily the result of increases in income in the United States and Ireland, and was partially offset by a reduction in the amount of nondeductible contingent consideration when compared to the same period in 2016.
Liquidity and Capital Resources
The Company's cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the following table:

			Three Months Ended
	Three Months Ended March 31,		Increase / (Decrease)
			2017 vs. 2016
Net cash provided by (used in):	2017	2016	$	%

Operating activities	$25,308	$20,369	$4,939	24.2%
Investing activities	(31,989)	(40,987)	8,998	22.0%
Financing activities	(406)	(6,979)	6,573	94.2%

Operating Activities
Net cash provided by operating activities of $25,308 for the three months ended March 31, 2017 increased $4,939 compared to the same prior year period. This increase in operating cash flow is primarily due to higher cash earnings (net income or loss adjusted for non-cash credits and charges) of $9,394 when compared to the same period last year, largely driven from higher gross margin on the increase in revenues. The increase in operating cash flow was partially offset by lower cash provided by changes in operating assets and liabilities of $4,455 when compared to the same period last year, largely driven by the increase in cash used for earn-

out payments on related party contingent consideration in excess of acquisition-date fair value. Contributing to the increase in cash used for earn-out payments on related party contingent consideration was a shift in the classification of these payments from financing activities to operating activities. In the first quarter of 2016 the cumulative life-to-date payments had not reached the original fair value of the related liabilities established as part of the purchase price allocation of the Éclat acquisition and as such the Company classified all such payments within financing activities. Payments less than the original fair value totaling $6,448 were classified within financing activities for the three months ended March 31, 2016, compared to the same period in 2017 during which all such cash payments were classified as operating activities as the Company had exceeded the original fair value of the related liabilities established as part of the purchase price allocation of the Éclat acquisition.
Investing Activities
Cash used in investing activities of $31,989 for the three months ended March 31, 2017 decreased $8,998 compared to the same prior year period. Net cash used in the purchase and redemption of marketable securities decreased $9,033 quarter over quarter from $40,688 for the three months ended March 31, 2016, compared to $31,655 for three months ended March 31, 2017.
Financing Activities
Cash used in financing activities of $406 for the three months ended March 31, 2017 decreased $6,573 compared to the same prior year period. The decrease in the usage of cash for financing activities was primarily related to lower earn out payments for related party contingent consideration. See Operating Activities for an explanation of the lower earn out payments for related party contingent consideration.
Liquidity and Risk Management
We believe that our existing cash and marketable securities balances and cash we expect to generate from operations will be sufficient to fund our operations and to meet our existing obligations for the foreseeable future. The adequacy of our cash resources depends on many assumptions, including primarily our assumptions with respect to product revenues and expenses, as well as the other factors set forth in “Risk Factors” within Part I, Item 1A of the Company’s 2016 Annual Report on Form 10-K. To continue to grow our business, we will need to commit substantial resources, which could result in future losses or otherwise limit our opportunities or affect our ability to operate our business. Our assumptions may prove to be wrong or other factors may adversely affect our business, and as a result we could exhaust or significantly decrease our available cash and marketable securities balances which could, among other things, force us to raise additional funds and/or force us to reduce our expenses, either of which could have a material adverse effect on our business.
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
Share Repurchase Program
In March 2017, the Board of Directors approved an authorization to repurchase up to $25,000 of Avadel ordinary shares represented by American Depository Shares in the open market with an indefinite duration. The timing and amount of repurchases, if any, will depend on a variety of factors, including the price of our shares, cash resources, alternative investment opportunities, corporate and regulatory requirements and market conditions. This share repurchase program may be modified, suspended or discontinued at any time without prior notice. We may also from time to time establish a trading plan under Rule 10b5-1 of the Securities and Exchange Act of 1934 to facilitate purchases of our shares under this program. We did not acquire any shares under this program for the months ended March 31, 2017.
Other Matters
Litigation
The Company is subject to potential liabilities generally incidental to its business arising out of present and future lawsuits and claims related to product liability, personal injury, contract, commercial, intellectual property, tax, employment, compliance and other matters that arise in the ordinary course of business. The Company accrues for potential liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. At March 31, 2017 and December 31, 2016, there were no contingent liabilities with respect to any threat of litigation, arbitration or administrative or other proceeding that are reasonably likely to have a material adverse effect on the Company’s consolidated financial position, results of operations, cash flows or liquidity.

Material Commitments
Other than commitments disclosed in Note 14 - Contingent Liabilities and Commitments to the Company's consolidated financial statements included in Part II, Item 8 of the Company’s 2016 Annual Report on Form 10-K, there were no other material commitments outside of the normal course of business. Material commitments in the normal course of business include long-term debt and post-retirement benefit plan obligations which are disclosed in Note 9 - Long-Term Debt and Note 12 – Post-Retirement Benefit Plans, respectively, to the Company's consolidated financial statements included in Part II, Item 8 of the Company’s 2016 Annual Report on Form 10-K and long-term contingent consideration payable as disclosed in Note 7 – Long-Term Related Party Payable, to the Company's condensed consolidated financial statements included in Part I, Item 1 of this report.
Contractual Obligations
Disclosures regarding contractual obligations are included in Part II, Item 7 of the Company’s 2016 Annual Report on Form 10-K and updated in Note 7 – Long-Term Contingent Consideration Payable to the Company's condensed consolidated financial statements included in Part I, Item 1 of this Report.
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
Transactional exposure arises where transactions occur in currencies other than the functional currency. Transactions in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction. The resulting monetary assets and liabilities are translated into the appropriate functional currency at exchange rates prevailing at the balance sheet date and the resulting gains and losses are reported in foreign exchange gain (loss) in the consolidated statements of income (loss). As of March 31, 2017, our primary exposure to transaction risk related to USD net monetary assets and liabilities held by subsidiaries with a Euro functional currency. Realized and unrealized foreign exchange losses resulting from transactional exposure were $231 for the three months ended March 31, 2017.

ITEM 4.     CONTROLS AND PROCEDURES.
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2017, the end of the period covered by this quarterly report on Form 10-Q.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on their evaluation, as of the end of the period covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not effective because of the material weaknesses in our internal control over financial reporting as described in Item 9A in our Annual Report on Form 10-K as of December 31, 2016.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or 15d-15 that occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the Company’s continued implementation of action plans to improve the effectiveness of our internal control over financial reporting and disclosure controls and procedures. While we have made progress in all areas of our remediation plan relating to the material weaknesses described in our Form 10-K as of December 31, 2016, we specifically focused on strengthening the design and documentation of controls around our significant non-routine and complex transactions and reserves for rebates and expired products to ensure these controls are operating with an appropriate level of precision. Our Audit Committee contributes to establishing the appropriate tone at the top by emphasizing to senior leadership the importance of a sound internal control environment and also by approving our remediation plan and the subsequent monitoring of its progress.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
The information contained in Note 15 – Commitments and Contingencies to the Company's condensed consolidated financial statements included in Part I, Item 1 of this Report is incorporated by reference herein.
ITEM 1A.    RISK FACTORS.
There have been no material changes in our risk factors from those previously disclosed in the Company's 2016 Annual Report.
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

AVADEL PHARMACEUTICALS PLC
(Registrant)

Date: May 10, 2017	By:	/s/ Michael F. Kanan
Michael F. Kanan
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)