Form 10-Q
period 2017-06-30
AVADEL PHARMACEUTICALS PLC
filed 2017-08-09
CIK 1012477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

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

At August 2, 2017, 40,084,158 ordinary shares, nominal value $0.01 each, of the Company were outstanding.

Forward-Looking Statements

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"). The words “will,” “may,” “believe,” “expect,” “anticipate,” “estimate,” “project” and similar expressions, and the negatives thereof, identify forward-looking statements, each of which speaks only as of the date the statement is made. In particular, information appearing under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements.

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

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

AVADEL PHARMACEUTICALS PLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenues:
Product sales and services	$47,105	$38,165	$98,862	$73,518
License and research revenue	(794)	693	(44)	1,556
Total	46,311	38,858	98,818	75,074
Operating expenses:
Cost of products and services sold	4,561	3,907	8,463	7,813
Research and development expenses	6,792	7,604	13,998	12,992
Selling, general and administrative expenses	12,429	11,290	24,241	20,751
Intangible asset amortization	564	3,702	1,128	7,216
Changes in fair value of related party contingent consideration	(13,230)	23,898	(20,201)	32,141
Restructuring costs	1,069	—	3,722	—
Total operating expenses	12,185	50,401	31,351	80,913
Operating income (loss)	34,126	(11,543)	67,467	(5,839)
Investment income, net	527	390	1,579	590
Interest expense, net	(263)	(263)	(526)	(438)
Other income (expense) - changes in fair value of related party payable	1,670	(2,773)	2,220	(4,307)
Foreign exchange gain (loss)	237	1,680	6	(1,261)
Income (loss) before income taxes	36,297	(12,509)	70,746	(11,255)
Income tax provision	7,370	7,449	15,909	14,761
Net income (loss)	$28,927	$(19,958)	$54,837	$(26,016)

Net income (loss) per share - basic	$0.70	$(0.48)	$1.33	$(0.63)
Net income (loss) per share - diluted	0.68	(0.48)	1.29	(0.63)

Weighted average number of shares outstanding - basic	41,091	41,241	41,233	41,241
Weighted average number of shares outstanding - diluted	42,487	41,241	42,625	41,241

See accompanying notes to condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net income (loss)	$28,927	$(19,958)	$54,837	$(26,016)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	117	(2,457)	247	2,360
Net other comprehensive income, net of ($26), ($73), ($92) and $(158) tax, respectively	594	528	638	1,447
Total other comprehensive income (loss), net of tax	711	(1,929)	885	3,807
Total comprehensive income (loss)	$29,638	$(21,887)	$55,722	$(22,209)

See accompanying notes to condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2017	December 31, 2016

ASSETS
Current assets:
Cash and cash equivalents	$43,507	$39,215
Marketable securities	130,290	114,980
Accounts receivable	19,285	17,839
Inventories	5,747	3,258
Prepaid expenses and other current assets	5,522	5,894
Total current assets	204,351	181,186
Property and equipment, net	3,328	3,320
Goodwill	18,491	18,491
Intangible assets, net	21,709	22,837
Research and development tax credit receivable	3,039	1,775
Income tax deferred charge	—	10,342
Other	8,242	7,531
Total assets	$259,160	$245,482

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$291	$268
Current portion of long-term related party payable	40,615	34,177
Accounts payable	12,321	7,105
Deferred revenue	2,455	2,223
Accrued expenses	30,339	17,222
Income taxes	1,455	1,200
Other	1,233	226
Total current liabilities	88,709	62,421
Long-term debt, less current portion	594	547
Long-term related party payable, less current portion	86,844	135,170
Other	6,285	5,275
Total liabilities	182,432	203,413

Shareholders' equity:
Preferred shares, $0.01 nominal value; 50,000 shares authorized; none issued or outstanding at June 30, 2017 and December 31, 2016, respectively	—	—
Ordinary shares, nominal value of $0.01; 500,000 shares authorized; 41,435 and 41,371 issued and outstanding at June 30, 2017 and December 31, 2016, respectively	414	414
Treasury shares, at cost, 1,351 and 0 shares held at June 30, 2017 and December 31, 2016, respectively	(14,338)	—
Additional paid-in capital	389,451	385,020
Accumulated deficit	(276,119)	(319,800)
Accumulated other comprehensive loss	(22,680)	(23,565)
Total shareholders' equity	76,728	42,069
Total liabilities and shareholders' equity	$259,160	$245,482
 See accompanying notes to condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2017	2016

Cash flows from operating activities:
Net income (loss)	$54,837	$(26,016)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,611	7,681
Loss on disposal of property and equipment	—	110
Loss (gain) on sale of marketable securities	(81)	455
Foreign exchange loss	1,304	1,261
Grants recognized in research and development expenses	—	(70)
Remeasurement of related party acquisition-related contingent consideration	(20,201)	32,141
Remeasurement of related party financing-related contingent consideration	(2,220)	4,307
Change in deferred tax and income tax deferred charge	322	(5,028)
Stock-based compensation expense	4,055	4,913
Increase (decrease) in cash from:
Accounts receivable	(1,446)	(1,689)
Inventories	(2,489)	2,345
Prepaid expenses and other current assets	(264)	546
Research and development tax credit receivable	(1,175)	(1,630)
Accounts payable & other current liabilities	4,931	(348)
Deferred revenue	232	(1,461)
Accrued expenses	12,747	777
Accrued income taxes	255	6,285
Earn-out payments for related party contingent consideration in excess of acquisition-date fair value	(16,515)	(7,769)
Royalty payments for related party payable in excess of original fair value	(2,287)	(1,159)
Other long-term assets and liabilities	(80)	270
Net cash provided by operating activities	33,536	15,921

Cash flows from investing activities:
Purchases of property and equipment	(321)	(760)
Acquisitions of businesses	—	161
Proceeds from sales of marketable securities	51,820	26,013
Purchases of marketable securities	(67,743)	(75,528)
Net cash used in investing activities	(16,244)	(50,114)

Cash flows from financing activities:
Earn-out payments for related party contingent consideration	(665)	(6,572)
Royalty payments for related party payable	—	(816)
Reimbursement of loans	12	—
Cash proceeds from issuance of ordinary shares and warrants	376	—
Share repurchases	(13,081)	—
Net cash used in financing activities	(13,358)	(7,388)

Effect of foreign currency exchange rate changes on cash and cash equivalents	358	416

Net increase (decrease) in cash and cash equivalents	4,292	(41,165)
Cash and cash equivalents at January 1,	39,215	65,064
Cash and cash equivalents at June 30,	$43,507	$23,899

See accompanying notes to condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
NOTE 1 : Summary of Significant Accounting Policies
Nature of Operations. Avadel Pharmaceuticals plc (“Avadel,” the “Company,” “we,” “our,” or “us”) is a specialty pharmaceutical company engaged in identifying, developing, and commercializing niche branded pharmaceutical products mainly in the U.S. Our business model consists of three distinct strategies:

•
the development of differentiated, patent protected products through application of the Company’s proprietary patented drug delivery platforms, Micropump® and LiquiTime®, that target high-value solid, liquid oral and alternative dosage forms through the U.S. Food and Drug Administration (FDA) 505(b)(2) approval process, which allows a sponsor to submit an application that doesn’t depend on efficacy, safety, and toxicity data created by the sponsor. In addition to Micropump® and LiquiTime®, the Company has two other proprietary drug delivery platforms, Medusa™ (hydrogel depot technology for use with large molecules and peptides) and Trigger Lock™ (controlled release of opioid analgesics with potential abuse deterrent properties).

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

•
the acquisition of commercial and or late-stage products or businesses. The Company markets three branded pediatric-focused pharmaceutical products in the primary care space, and a 510(k) approved device all of which were purchased through the acquisition of FSC Laboratories and FSC Pediatrics ("FSC") on February 5, 2016. We will consider further acquisitions and the Company continues to look for assets that could fit strategically into our current or potential future commercial sales force.

The Company was incorporated in Ireland on December 1, 2015 as a private limited company, and re-registered as an Irish public limited company on November 21, 2016. Our headquarters is in Dublin, Ireland and we have operations in St. Louis, Missouri, United States, and Lyon, France.
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
References in these condensed consolidated financial statements and the notes thereto to “Avadel,” the “Company,” “we,” "our," “us,” and similar terms shall be deemed to be references to Flamel prior to the completion of the Merger, unless the context otherwise requires.
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
The condensed consolidated financial statements include the accounts of the Company and subsidiaries, and reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the dates and periods presented. All material intercompany accounts and transactions have been eliminated. Results for interim periods are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period.
Foreign Currency Translation. The reporting currency of the Company and our wholly-owned subsidiaries is the U.S. dollar. Subsidiaries that do not use the U.S. dollar as their functional currency translate 1) profit and loss accounts at the weighted average exchange rates during the reporting period, 2) assets and liabilities at period end exchange rates and 3) shareholders' equity accounts at historical rates. Resulting translation gains and losses are included as a separate component of shareholders' equity in Accumulated Other Comprehensive Loss. Assets and liabilities, excluding available-for-sale marketable securities, denominated in a currency other than the subsidiary's functional currency are translated to the subsidiary's functional currency at period end exchange rates with resulting gains and losses recognized in the condensed consolidated statements of income (loss).
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
For generic products and branded products sold in mature markets where the ultimate net selling price to customer is estimable, the Company recognizes revenues upon delivery to the wholesaler. For new product launches the Company recognizes revenue once sufficient data is available to determine product acceptance in the marketplace such that product returns may be estimated based on historical data and there is evidence of reorders and consideration is made of wholesaler inventory levels. As part of the third quarter 2016 launch of Akovaz, the Company determined that sufficient data was available to determine the ultimate net selling price to the customer and therefore recognized revenue upon delivery to our wholesaler customers.
Prior to the second quarter 2016, the Company did not have sufficient historical data to estimate certain revenue deductions. As such, it could not accurately estimate the ultimate net selling price of our Éclat portfolio of products and as a result delayed revenue recognition until the wholesaler sold the product through to end customers.
During the second quarter of 2016, the Company determined that it had sufficient evidence, history, data and internal controls to estimate the ultimate selling price of our products upon delivery to our customers, the wholesalers.  Accordingly, we discontinued the sell through revenue approach and now recognizes revenue once the product is shipped from our warehouse.
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
NOTE 2 : Newly Issued Accounting Pronouncements
In March 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2017-07, "Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Costs." The standard requires the service component of pension and other postretirement benefit expense to be presented in the same statement of income lines as other employee compensation costs, however, the other components will be presented outside of operating income. In addition, only the service cost component will be eligible for capitalization in assets. The standard is effective starting in 2018, with early adoption permitted. Retrospective application is required for the guidance on the statement of income presentation. Prospective application is required for the guidance on the cost capitalization in assets. The Company does not believe this standard will materially impact our consolidated financial statements.
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
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 identifies how certain cash receipts and cash payments are presented and classified in the Statement of Cash Flows under Topic 230. ASU 2016-15 is effective for the Company for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. ASU 2016-15 should be applied retrospectively and early adoption is permitted, including adoption in an interim period. The Company does not believe this standard will materially impact our consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” which supersedes the most current revenue recognition requirements. This ASU requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services. Through May 2016, the FASB issued ASU 2016-08 “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU 2016-10 “Identifying Performance Obligations and Licensing,” and ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients,” which provide supplemental adoption guidance and clarification to ASU 2014-09, respectively. These ASUs will be effective for annual and interim periods beginning after December 15, 2017 with early adoption for annual and interim periods beginning after December 15, 2016 permitted and should be applied retrospectively to each prior reporting period presented or as a modified retrospective adjustment as of the date of adoption.
The Company is currently evaluating this pronouncement to determine the impact of adoption on our consolidated financial statements, including which transition approach will be applied. The Company has decided not to early adopt the new pronouncement. The Company has assembled an implementation team consisting of a project manager as well as a cross functional project team responsible for assessing the impact the new revenue pronouncement will have on its consolidated financial statements and related disclosures. The implementation team is in the assessment phase, which consists of in depth analysis around the Company’s contracts and will result in a comparison of historical accounting policies and practices to the requirements of the new revenue pronouncement. The implementation team will then identify any potential changes to business processes, systems and controls necessary to support recognition and disclosure under the new revenue pronouncement.
In February 2016, the FASB issued ASU 2016-02, “Leases” which supersedes ASC 840 “Leases” and creates a new topic, ASC 842 “Leases.” This update requires lessees to recognize on their balance sheet a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier application permitted. This update will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the effect of this update on our consolidated financial statements.
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
The following table summarizes the financial instruments measured at fair value on a recurring basis classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the accompanying consolidated balance sheets:

	As of June 30, 2017			As of December 31, 2016
Fair Value Measurements:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Marketable securities (see Note 4)
Equity securities	$12,307	$—	$—	$4,033	$—	$—
Money market funds	1,503	—	—	—	—	—
Corporate bonds	—	67,706	—	—	57,348	—
Government securities - U.S.	—	37,546	—	—	42,814	—
Government securities - Non-U.S.	—	243	—	—	233	—
Other fixed-income securities	—	10,985	—	—	10,471	—
Other securities	—	—	—	—	81	—
Total assets	$13,810	$116,480	$—	$4,033	$110,947	$—

Related party payables (see Note 7)	—	—	127,459	—	—	169,347
Total liabilities	$—	$—	$127,459	$—	$—	$169,347
A review of fair value hierarchy classifications is conducted on a quarterly basis.  Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. During the periods ended June 30, 2017 and December 31, 2016, there were no transfers into and out of Level 1, 2, or 3. During the three and six month periods ended June 30, 2017 and 2016, we did not recognize any other-than-temporary impairment loss.
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

The following tables show the Company’s available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category as of June 30, 2017 and December 31, 2016, respectively:

	As of June 30, 2017
Marketable Securities:	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value

Equity securities	$11,413	$1,109	$(215)	$12,307
Money market funds	1,500	3	—	1,503
Corporate bonds	67,797	232	(323)	67,706
Government securities - U.S.	37,964	30	(448)	37,546
Government securities - Non-U.S.	246	—	(3)	243
Other fixed-income securities	11,004	2	(21)	10,985
Total	$129,924	$1,376	$(1,010)	$130,290

	As of December 31, 2016
Marketable Securities:	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value

Equity securities	$3,689	$409	$(65)	$4,033
Corporate bonds	57,871	89	(612)	57,348
Government securities - U.S.	43,049	515	(750)	42,814
Government securities - Non-U.S.	247	—	(14)	233
Other fixed-income securities	10,281	221	(31)	10,471
Other securities	81	—	—	81
Total	$115,218	$1,234	$(1,472)	$114,980

We determine realized gains or losses on the sale of marketable securities on a specific identification method. We recognized gross realized gains of $12 and $54 for the three months ended June 30, 2017, and 2016, respectively. These realized gains were offset by realized losses of $228 and $78 for the three months ended June 30, 2017, and 2016, respectively. We recognized gross realized gains of $101 and $65 for the six months ended June 30, 2017, and 2016, respectively. These realized gains were offset by realized losses of $746 and $196 for the six months ended June 30, 2017, and 2016, respectively. We reflect these gains and losses as a component of investment income in the accompanying condensed consolidated statements of income (loss).
The following table summarizes the estimated fair value of our investments in marketable debt securities, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities as of June 30, 2017:

	Maturities
Marketable Debt Securities:	Less than 1 Year	1-5 Years	5-10 Years	Greater than 10 Years	Total

Corporate bonds	18,194	44,855	4,280	377	67,706
Government securities - U.S.	1,001	26,706	1,189	8,650	37,546
Government securities - Non-U.S.	—	—	243	—	243
Other fixed-income securities	—	8,919	2,066	—	10,985
Total	$19,195	$80,480	$7,778	$9,027	$116,480
The Company has classified our investment in available-for-sale marketable securities as current assets in the condensed consolidated balance sheets as the securities need to be available for use, if required, to fund current operations. There are no restrictions on the sale of any securities in our investment portfolio.

NOTE 5 : Inventories
The principal categories of inventories, net of reserves of $1,733 and $3,223 at June 30, 2017 and December 31, 2016, respectively, are comprised of the following:

Inventory:	June 30, 2017	December 31, 2016

Finished goods	$4,059	$2,429
Raw materials	1,688	829
Total	$5,747	$3,258
NOTE 6 : Goodwill and Intangible Assets
The Company's amortizable and unamortizable intangible assets at June 30, 2017 and December 31, 2016 are as follows:

	As of June 30, 2017			As of December 31, 2016
Goodwill and Intangible Assets:	Gross Value	Accumulated Amortization	Net Carrying Amount	Gross Value	Accumulated Amortization	Net Carrying Amount

Amortizable intangible assets:
Acquired developed technology - Vazculep	$12,061	$(9,207)	$2,854	$12,061	$(8,801)	$3,260
Acquired product marketing rights	16,600	(1,576)	15,024	16,600	(1,019)	15,581
Acquired developed technology	4,300	(469)	3,831	4,300	(304)	3,996
Total amortizable intangible assets	$32,961	$(11,252)	$21,709	$32,961	$(10,124)	$22,837

Unamortizable intangible assets:
Goodwill	$18,491	$—	$18,491	$18,491	$—	$18,491
Total unamortizable intangible assets	$18,491	$—	$18,491	$18,491	$—	$18,491

The Company recorded amortization expense related to amortizable intangible assets of $564 and $3,702 for the three months ended June 30, 2017 and 2016, respectively. The Company recorded amortization expense related to amortizable intangible assets of $1,128 and $7,216 for the six months ended June 30, 2017 and 2016, respectively.
Amortizable intangible assets are amortized over their estimated useful lives, which range from three to fifteen years. Estimated amortization of intangible assets for the next five years is as follows:

Estimated Amortization Expense:	Amount

2017	$2,258
2018	2,258
2019	2,258
2020	2,258
2021	1,443

NOTE 7 : Long-Term Related Party Payable
Long-term related party payable and related activity are reported at fair value and consist of the following for the three months ended June 30, 2017:

		Activity during the Three Months Ended June 30, 2017
			Changes in Fair Value of Related Party Payable
Long-Term Related Party Payable:	Balance, March 31, 2017	Payments to Related Parties	Operating Expense / (Income)	Other Expense / (Income)	Balance, June 30, 2017

Acquisition-related contingent consideration:
Warrants - Éclat Pharmaceuticals (a)	$8,188	$—	$2,212	$—	$10,400
Earn-out payments - Éclat Pharmaceuticals (b)	109,931	(9,349)	(16,488)	—	84,094
Royalty agreement - FSC (c)	7,185	(221)	1,046	—	8,010
Financing-related:
Royalty agreement - Deerfield (d)	8,743	(869)	—	(1,131)	6,743
Royalty agreement - Broadfin (e)	4,166	(415)	—	(539)	3,212
Long-term liability - FSC (f)	15,000	—	—	—	15,000
Total related party payable	153,213	$(10,854)	$(13,230)	$(1,670)	127,459
Less: Current portion	(43,699)				(40,615)
Total long-term related party payable	$109,514				$86,844

Long-term related party payable and related activity are reported at fair value and consist of the following for the six months ended June 30, 2017:

		Activity during the Six Months Ended June 30, 2017
			Changes in Fair Value of Related Party Payable
Long-Term Related Party Payable:	Balance, December 31, 2016	Payments to Related Parties	Operating Expense / (Income)	Other Expense / (Income)	Balance, June 30, 2017

Acquisition-related contingent consideration:
Warrants - Éclat Pharmaceuticals (a)	$11,217	$—	$(817)	$—	$10,400
Earn-out payments - Éclat Pharmaceuticals (b)	121,377	(16,515)	(20,768)	—	84,094
Royalty agreement - FSC (c)	7,291	(665)	1,384	—	8,010
Financing-related:
Royalty agreement - Deerfield (d)	9,794	(1,548)	—	(1,503)	6,743
Royalty agreement - Broadfin (e)	4,668	(739)	—	(717)	3,212
Long-term liability - FSC (f)	15,000	—	—	—	15,000
Total related party payable	169,347	$(19,467)	$(20,201)	$(2,220)	127,459
Less: Current portion	(34,177)				(40,615)
Total long-term related party payable	$135,170				$86,844

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

The fair value of the warrants is estimated on a quarterly basis using a Black-Scholes option pricing model with the following assumptions as of June 30:

Assumptions for the Warrant Valuation:	June 30, 2017	June 30, 2016

Stock price	$11.03	$10.74
Weighted average exercise price per share	8.63	8.63
Expected term (years)	0.75	1.75
Expected volatility	42.80%	69.70%
Risk-free interest rate	1.19%	0.55%
Expected dividend yield	—	—

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
Expected dividend yield: The Company has not distributed any dividends since our inception and has no plan to distribute dividends in the foreseeable future.
At the closing date of the 2012 Éclat acquisition and at June 30, 2017, it was uncertain as to whether the Company would ultimately fulfill our obligation under these warrants using Company shares or cash. Accordingly, pursuant to the guidance of ASC 480, the Company determined that these warrants should be classified as a liability. This classification as a liability was further supported by the Company’s determination, pursuant to the guidance of ASC 815-40-15-7(i), that these warrants could also not be considered as being indexed to the Company’s own stock, on the basis that the exercise price for the warrants is determined in U.S. dollars, although the functional currency of the Company at the closing date of the Éclat acquisition was the Euro.

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

At June 30, 2017, the fair value of each related party payable listed in (b) through (e) above was estimated using a discounted cash flow model based on estimated and projected annual net revenues or gross profit, as appropriate, of each of the specified Éclat and FSC products using an appropriate risk-adjusted discount rate ranging from 15% to 22%. These fair value measurements are based on significant inputs not observable in the market and thus represent a level 3 measurement as defined in ASC 820. Subsequent changes in the fair value of the acquisition-related related party payables, resulting primarily from management’s revision of key assumptions, will be recorded in the consolidated statements of income (loss) in the line items entitled "Changes in fair value of related party contingent consideration" for items noted in (b) and (c) above and in "Other income (expense) - changes in fair value of related party payable" for items (d) and (e) above. See Note 1: Summary of Significant Accounting Policies under the caption Acquisition-related Contingent Consideration and Financing-related Royalty Agreements in Part II, Item 8 of the Company’s 2016 Annual Report on Form 10-K for more information on key assumptions used to determine the fair value of these liabilities.
The Company has chosen to make a fair value election pursuant to ASC 825, “Financial Instruments” for our royalty agreements detailed in items (d) and (e) above. These financing-related liabilities are recorded at fair market value on the consolidated balance sheets and the periodic change in fair market value is recorded as a component of “Other expense – changes in fair value of related party payable” on the consolidated statements of income (loss).
The following table summarizes changes to the related party payables, a recurring Level 3 measurement, for the six-month periods ended June 30, 2017 and 2016, respectively:

Related Party Payable Rollforward:	Balance

Balance at December 31, 2015	122,693
Additions (2)	22,695
Payment of related party payable	(16,315)
Fair value adjustments (1)	36,448
Balance at June 30, 2016	165,521

Balance at December 31, 2016	169,347
Payment of related party payable	(19,467)
Fair value adjustments (1)	(22,421)
Balance at June 30, 2017	127,459
(1) Fair value adjustments are reported as Changes in fair value of related party contingent consideration and Other income (expense) - changes in fair value of related party payable in the Condensed Consolidated Statements of Income (Loss).
(2) Relates to the acquisition of FSC. See items (c) and (f) above.
NOTE 8 : Income Taxes
The components of income (loss) before income taxes are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Income (Loss) Before Income Taxes:	2017	2016	2017	2016

Ireland	$2,300	$(8,034)	$8,035	$(13,928)
United States	34,651	(2,187)	66,661	11,762
France	(1,038)	(2,288)	(5,263)	(9,089)
Other	384	—	1,313	—
Total income before income taxes	$36,297	$(12,509)	$70,746	$(11,255)

The items accounting for the difference between the income tax provision computed at the statutory rate and the Company's effective tax rate are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Income Tax Rate Reconciliation:	2017	2016	2017	2016

Statutory tax rate	12.5%	33.3%	12.5%	33.3%
International tax rates differential	20.4%	(13.2)%	18.7%	(27.7)%
Change in valuation allowance	0.6%	(11.9)%	1.3%	(34.8)%
Nondeductible change in fair value of contingent consideration	(13.1)%	(64.2)%	(10.2)%	(96.0)%
Other	(0.1)%	(3.6)%	0.2%	(6.1)%
Effective income tax rate	20.3%	(59.6)%	22.5%	(131.3)%

Income tax provision - at statutory tax rate	$4,537	$(4,165)	$8,843	$(3,748)
International tax rates differential	7,399	1,647	13,259	3,115
Change in valuation allowance	230	1,485	914	3,913
Nondeductible change in fair value of contingent consideration	(4,757)	8,029	(7,232)	10,800
Other	(39)	453	125	681
Income tax provision - at effective income tax rate	$7,370	$7,449	$15,909	$14,761

In the fourth quarter of 2016, we changed our jurisdiction of incorporation from France to Ireland by merging with and into our wholly owned Irish subsidiary. Accordingly, beginning in the fourth quarter of 2016, the Company reports the Irish tax jurisdiction as our domestic jurisdiction. For periods prior to the fourth quarter of 2016, the French tax jurisdiction was the domestic jurisdiction.
The income tax provision for the three months ended June 30, 2017 and 2016 was $7,370 and $7,449, respectively. The decrease in the income tax provision for the three months ended June 30, 2017 is primarily the result of a reduction in the amount of nondeductible contingent consideration which was offset by increases in income in the United States and Ireland.
The income tax provision for the six months ended June 30, 2017 and 2016 was $15,909 and $14,761, respectively. The increase in the income tax provision for the six months ended June 30, 2017 is primarily the result of increases in income in the United States and Ireland, and was partially offset by a reduction in the amount of nondeductible contingent consideration when compared to the same period in 2016.
NOTE 9 : Other Assets and Liabilities
Various other assets and liabilities are summarized as follows:

Prepaid Expenses and Other Current Assets:	June 30, 2017	December 31, 2016

Valued-added tax recoverable	$1,059	$736
Prepaid expenses	3,061	3,442
Advance to suppliers and other current assets	814	1,265
Income tax receivable	588	451
Total	$5,522	$5,894

Other Non-Current Assets:	June 30, 2017	December 31, 2016

Deferred tax assets	$7,110	$7,432
Other	1,132	99
Total	$8,242	$7,531

Accrued Expenses:	June 30, 2017	December 31, 2016

Accrued compensation	$3,170	$3,291
Accrued social charges	924	794
Accrued employee severance (see Note 10)	3,922	—
Customer allowances	20,496	7,981
Accrued amounts due to contract research organization	—	1,764
Other	1,827	3,392
Total	$30,339	$17,222

Other Non-Current Liabilities:	June 30, 2017	December 31, 2016

Provision for retirement indemnity	$2,577	$2,431
Customer allowances	1,074	905
Unrecognized tax benefits	2,456	1,565
Other	178	374
Total	$6,285	$5,275
NOTE 10 : Restructuring Costs
During the first quarter of 2017, the Company announced a plan to reduce our workforce at our Lyon, France site by approximately 50%.  This reduction is an effort to align the Company's cost structure with our ongoing and future planned projects. In July 2017, the Company completed negotiations with the works council and received approval from the French  Labor Commission (DIRECCTE) to implement the plan. The Company expects the reduction to be substantially complete by the end of the third quarter of 2017 and to incur employee severance, benefits and other costs of up to approximately $4,000, which are likely to be recognized through December 31, 2017. Restructuring charges of $1,069 and $3,722 were recognized during the three and six months ended June 30, 2017. No similar amounts were recorded during the three and six months ended June 30, 2016.
The following table sets forth activities for the Company’s cost reduction plan obligations for the six months ended June 30, 2017. There were no restructuring related charges in the six months ended June 30, 2016:

Severance Obligation:	2017

Balance of accrued costs at January 1,	$—
Charges for employee severance, benefits and other	3,722
Payments	—
Foreign currency impact	200
Balance of accrued costs at June 30,	$3,922
Total accrued employee severance in the Company’s condensed consolidated balance sheet at June 30, 2017 is included under current liabilities in “Accrued expenses.”
NOTE 11 : Net Income (Loss) Per Share
Basic net income (loss) per share is calculated using the weighted average number of shares outstanding during each period. The diluted net income (loss) per share calculation includes the impact of dilutive equity compensation awards and contingent consideration warrants.

A reconciliation of basic and diluted net income (loss) per share, together with the related shares outstanding in thousands is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Net Income (Loss) Per Share:	2017	2016	2017	2016

Net income (loss)	$28,927	$(19,958)	$54,837	$(26,016)

Weighted average shares:
Basic shares	41,091	41,241	41,233	41,241
Effect of dilutive securities—options and warrants outstanding	1,396	—	1,392	—
Diluted shares	42,487	41,241	42,625	41,241

Net income (loss) per share - basic	$0.70	$(0.48)	$1.33	$(0.63)
Net income (loss) per share - diluted	$0.68	$(0.48)	$1.29	$(0.63)

Potential common shares of 4,993 and 6,596 were excluded from the calculation of weighted average shares for the three months ended June 30, 2017 and 2016, respectively, because their effect was considered to be anti-dilutive. Potential common shares of 5,074 and 6,596 were excluded from the calculation of weighted average shares for the six months ended June 30, 2017 and 2016, respectively, because their effect was considered to be anti-dilutive.
NOTE 12 : Comprehensive Income (Loss)
The following table shows the components of accumulated other comprehensive loss for the three and six months ended June 30, 2017 and 2016, respectively, net of tax effects:

	Three Months Ended June 30,		Six Months Ended June 30,
Accumulated Other Comprehensive Loss:	2017	2016	2017	2016

Foreign currency translation adjustment:
Beginning balance	$(23,206)	$(17,495)	$(23,336)	$(22,312)
Net other comprehensive income (loss)	117	(2,457)	247	2,360
Balance at June 30,	$(23,089)	$(19,952)	$(23,089)	$(19,952)

Unrealized gain (loss) on marketable securities, net
Beginning balance	$(185)	$574	$(229)	$(345)
Net other comprehensive income, net of ($26), ($73), ($92) and ($158) tax, respectively	594	528	638	1,447
Balance at June 30,	$409	$1,102	$409	$1,102
Accumulated other comprehensive loss at June 30,	$(22,680)	$(18,850)	$(22,680)	$(18,850)

The effect on the Company’s condensed consolidated financial statements of amounts reclassified out of accumulated other comprehensive loss was immaterial for all periods presented.

NOTE 13 : Shareholders’ Equity
The following table presents a reconciliation of the Company’s beginning and ending balances in shareholders’ equity for the six months ended June 30, 2017:

Shareholders' Equity:	2017

Shareholders' equity - January 1,	$42,069
Net income	54,837
Adjustment to accumulated deficit (see Note 2)	(11,156)
Other comprehensive income	885
Stock option exercised	376
Stock-based compensation expense	4,055
Share repurchases	(14,338)
Shareholders' equity - June 30,	$76,728

Share Repurchases
In March 2017, the Board of Directors approved an authorization to repurchase up to $25,000 of Avadel ordinary shares represented by American Depositary Shares. Under this authorization, which has an indefinite duration, share repurchases may be made in the open market, in block transactions on or off the exchange, in privately negotiated transactions, or through other means as determined by the Board of Directors and in accordance with the regulations of the Securities and Exchange Commission. The timing and amount of repurchases, if any, will depend on a variety of factors, including the price of our shares, cash resources, alternative investment opportunities, corporate and regulatory requirements and market conditions. This share repurchase program may be modified, suspended or discontinued at any time without prior notice. We may also from time to time establish a trading plan under Rule 10b5-1 of the Securities and Exchange Act of 1934 to facilitate purchases of our shares under this program. As of June 30, 2017, the Company had repurchased 1,351 ordinary shares for $14,338, of which $1,257 remained unsettled within accounts payable at June 30, 2017.
NOTE 14 : Company Operations by Product
The Company has determined that it operates in one segment, the development and commercialization of pharmaceutical products, including controlled-release therapeutic products based on our proprietary polymer based technology. The Company's Chief Operating Decision Maker is the CEO. The CEO and the Board review profit and loss information on a consolidated basis to assess performance and make overall operating decisions as well as resource allocations. All products are included in one segment because the majority of the Company's products have similar economic and other characteristics, including the nature of the products and production processes, type of customers, distribution methods and regulatory environment.
The following table presents a summary of total revenues by these products:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues by Product:	2017	2016	2017	2016

Bloxiverz	$13,719	$25,620	$27,621	$50,367
Vazculep	10,154	10,421	20,334	19,827
Akovaz	20,912	—	46,549	—
Other	2,320	2,124	4,358	3,324
Total product sales and services	47,105	38,165	98,862	73,518
License and research revenue	(794)	693	(44)	1,556
Total revenues	$46,311	$38,858	$98,818	$75,074
License and Research Revenue
In the second quarter of 2017, the Company made a determination that the performance period associated with a specific license will be longer than previously estimated and, accordingly, reduced license revenue by approximately $1,300 to reflect the Company’s current expected performance period. The longer expected performance period is the result of a reassessment of the time it will take for the Company to complete certain contractual requirements mandated by the license. As a result of this reassessment, the

Company recognized negative license and research revenue in the condensed consolidated statements of income (loss) for the three and six month periods ended June 30, 2017.
NOTE 15 : Commitments and Contingencies
Litigation
The Company is subject to potential liabilities generally incidental to our business arising out of present and future lawsuits and claims related to product liability, personal injury, contract, commercial, intellectual property, tax, employment, compliance and other matters that arise in the ordinary course of business. The Company accrues for potential liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. At June 30, 2017 and December 31, 2016, there were no contingent liabilities with respect to any threat of litigation, arbitration or administrative or other proceeding that are reasonably likely to have a material adverse effect on the Company’s consolidated financial position, results of operations, cash flows or liquidity.
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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis
(In thousands, except per share data)
(Unaudited)

You should read the discussion and analysis of our financial condition and results of operations set forth in this Item 2 together with our condensed consolidated financial statements and the related notes appearing elsewhere in this quarterly report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this quarterly report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties, and reference is made to the “Cautionary Disclosure Regarding Forward-Looking Statements” set forth immediately following the Table of Contents of the Company’s 2016 Annual Report on Form 10-K filed with the SEC on March 28, 2017 (the “2016 Annual Report”) for further information on the forward-looking statements herein. In addition, you should read the “Risk Factors” section in Part I, Item 1A of the 2016 Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this quarterly report.
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

•
the acquisition of commercial and or late-stage products or businesses. The Company markets three branded pediatric-focused pharmaceutical products in the primary care space, and a 510(k) approved device that launched in the second quarter of 2017, all of which were purchased through the acquisition of FSC Laboratories and FSC Pediatrics on February 5, 2016. We will consider further acquisitions and the Company continues to look for assets that could fit strategically into our current or potential future commercial sales force.

The Company was incorporated in Ireland on December 1, 2015 as a private limited company, and re-registered as an Irish public limited company on November 21, 2016. Our headquarters is in Dublin, Ireland and we have operations in St. Louis, Missouri, United States, and Lyon, France.
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
References in these condensed consolidated financial statements and the notes thereto to “Avadel,” the “Company,” “we,” "our," “us,” and similar terms shall be deemed to be references to Flamel prior to the completion of the Merger, unless the context otherwise requires.
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
Strategy
The Company's business strategy is designed to drive overall sales and earnings growth while maintaining a return on invested capital at an appropriate premium above the Company's cost of capital. Our key areas of focus address the most significant opportunities and challenges we face, including:

•
Unapproved Marketed Drug Development: The Company derives a majority of our sales and cash flow from our UMD products. During the three months ended June 30, 2017 the Company generated $44,785 of sales from the UMD products compared to $36,041 in the same period of 2016, respectively. During the six months ended June 30, 2017 the Company generated $94,504 of sales from the UMD products compared to $70,194 in the same period of 2016, respectively.

◦
The first UMD product, Bloxiverz, which had sales of $13,719 and $27,621 for the three and six months ended June 30, 2017, respectively, was approved by the FDA on May 31, 2013, and is currently being marketed in the U.S.

◦
The second UMD product, Vazculep, which had sales of $10,154 and $20,334 for the three and six months ended June 30, 2017, respectively, was approved by the FDA on September 27, 2014 and launched in October 2014 in the U.S.

◦
The third UMD product, Akovaz, which had sales of $20,912 and $46,549 for the three and six months ended June 30, 2017, respectively, was approved by the FDA April 29, 2016. The Company began marketing this product in August 2016.

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

•
Development and Commercialization of the Company’s Drug Delivery Pipeline Products: In addition to the UMD strategy, the Company is continuing to advance the development of our innovative drug delivery platforms. We have enhanced our ability to identify new product candidates and to pursue commercial opportunities associated with our drug delivery platforms. The Company’s drug delivery platforms allow the creation of competitive and differentiated drug product profiles (e.g., with improved pharmacokinetics, efficacy and/or safety). We own and develop drug delivery platforms that address key formulation challenges, leading to the development of differentiated drug products for administration in various forms (e.g., capsules, tablets, sachets or liquid suspensions for oral use; or injectables for subcutaneous administration) and can be applied to a broad range of drugs (novel, already-marketed, or off-patent). Application of these technologies to pharmaceuticals allows us to protect our potential products through patent protection and product differentiation. As a result of developing our own drug delivery platforms our business is now less dependent on the development activities performed by partners, and relies more on the development of our own, self-funded, products. Our proprietary drug delivery platforms include:

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
Several products formulated using our proprietary drug delivery platforms are currently under various stages of development for possible marketing either by the Company and/or by partners via licensing/distribution agreements. In particular, the Company has started a Phase III trial, titled “A Double-blind, Randomized, Placebo Controlled, Two Arm Multi-Center Study to Assess the Efficacy and Safety of a Once Nightly Formulation of Sodium Oxybate for Extended-Release Oral Suspension (FT218) for the Treatment of Excessive Daytime Sleepiness and Cataplexy in Subjects with Narcolepsy,” We have branded this trial REST-ON. On October 6, 2016, the Company announced that our Irish subsidiary, Avadel Ireland Holdings, has reached agreement with the U.S. Food and Drug Administration (FDA) for the design and planned analysis of the noted Phase III clinical trial of FT218, a once nightly formulation of sodium oxybate utilizing the Company’s proprietary drug delivery platform, Micropump®. The agreement was reached through the Special Protocol Assessment (SPA) process. A SPA is an acknowledgment by FDA that the design and planned analysis of the Company’s pivotal clinical trial of FT218 adequately addresses the objectives necessary to support a regulatory submission. In December 2016, the Company initiated patient enrollment and dosing for our REST-ON Phase III clinical trial to assess the safety and efficacy of our once nightly formulation of Micropump® sodium oxybate (FT218) for the treatment of excessive daytime sleepiness (EDS) and cataplexy in patients suffering from narcolepsy. The sole-source market for sodium oxybate, dosed twice nightly, is estimated at $1.1 billion in 2016. We believe that our product could offer significant advantages over the existing product to narcolepsy patients. Our objective is to complete enrollment for this study by year-end 2017.
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

•
Inorganic growth through Acquisitions and/or Partnerships: The Company maintains a strong balance sheet with substantial liquidity and no long-term debt with fixed maturities. As part of our overall enterprise strategy, the Company expects to explore and pursue appropriate inorganic growth opportunities that complement our drug delivery platforms or to acquire proprietary products that enhance profitability and cash flow. This was evidenced in early 2016 with the acquisition of FSC, a specialty pharmaceutical company dedicated to providing innovative solutions to unmet medical needs for pediatric patients. Additionally, the Company will leverage the capabilities of our existing and future proprietary products and/or drug delivery platforms with pharmaceutical and biotechnology partnerships or licensing transactions. In 2015, the Company completed a licensing transaction for exclusive U.S. rights to our LiquiTime technology-based Over-the-Counter ("OTC") products which was licensed to Elan Pharma International Limited.

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

•
Competition and Technological Change: Competition in the pharmaceutical and biotechnology industry continues to be intense and is expected to increase. We compete with academic laboratories, research institutions, universities, joint ventures, and other pharmaceutical and biotechnology companies, including other companies developing niche branded or generic specialty pharmaceutical products or drug delivery platforms. Furthermore, major technological changes can happen quickly in the pharmaceutical and biotechnology industries. Such rapid technological change, or the development by our competitors of technologically improved or differentiated products, could render our drug delivery platforms obsolete or noncompetitive.

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

Highlights of our condensed consolidated results for the three and six months ended June 30, 2017 are as follows:

•
Revenue was $46,311 and $98,818 for the three and six months ended June 30, 2017, compared to $38,858 and $75,074 in the same period last year, respectively. This increase was primarily the result of additional Akovaz revenue which was launched in August 2016, partially offset by a decrease in Bloxiverz sales volume and net selling price as a result of additional competition.

•
Operating income was $34,126 and $67,467 for the three and six months ended June 30, 2017, compared to operating loss of $11,543 and $5,839 for the same period last year, respectively. The primary reasons for the increase in operating income for the three months ended June 30, 2017 were changes in the fair value of related party contingent consideration and the gross margin on $8,940 of higher product sales and services. The company recognized a $13,230 gain resulting from changes in the fair value of related party contingent consideration for the three months ended June 30, 2017 compared to a loss of $23,898 in the same period last year. The primary reasons for the increase in operating income for the six months ended June 30, 2017 was also due to changes in the fair value of related party contingent consideration, as well as an increased gross margin on an increase in product sales and services of $25,344 and a decrease in intangible asset amortization expense of $6,088. The company recognized a $20,201 gain resulting from changes in the fair value of related party contingent consideration for the six months ended June 30, 2017 compared to a loss of $32,141 in the same period last year.

•	Net income was $28,927 and $54,837 for the three and six months ended June 30, 2017, compared to a net loss of $19,958 and $26,016 in the same period last year, respectively.

•
Diluted net income per share was $0.68 and $1.29 for the three and six months ended June 30, 2017, compared to a diluted net loss per share of $0.48 and $0.63 in the same period last year, respectively.

•	Cash and marketable securities increased $19,602 to $173,797 at June 30, 2017, from $154,195 at December 31, 2016.
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
Our significant accounting policies are described in Note 1 of the audited consolidated financial statements included in our 2016 Form 10-K. The SEC suggests companies provide additional disclosure on those accounting policies considered most critical. The SEC considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgments and estimates on the part of management in its application. Our estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies” section of the MD&A in our 2016 Form 10-K. There were no significant changes to our critical accounting policies during the three months ended June 30, 2017.

Results of Operations
The following is a summary of our financial results (in thousands, except per share amounts) for the three months ended June 30, 2017 and 2016:

			Three Months Ended
	Three Months Ended June 30,		Increase / (Decrease)
			2017 vs. 2016
Comparative Statements of Income (Loss)	2017	2016	$	%

Product sales and services	$47,105	$38,165	$8,940	23.4%
License and research revenue	(794)	693	(1,487)	(214.6)%
Total revenues	46,311	38,858	7,453	19.2%
Operating expenses:
Cost of products and services sold	4,561	3,907	654	16.7%
Research and development expenses	6,792	7,604	(812)	(10.7)%
Selling, general and administrative expenses	12,429	11,290	1,139	10.1%
Intangible asset amortization	564	3,702	(3,138)	(84.8)%
Changes in fair value of related party contingent consideration	(13,230)	23,898	(37,128)	(155.4)%
Restructuring costs	1,069	—	1,069	n/a
Total operating expenses	12,185	50,401	(38,216)	(75.8)%
Operating income (loss)	34,126	(11,543)	45,669	(395.6)%
Investment income	527	390	137	35.1%
Interest expense	(263)	(263)	—	—%
Other income (expense) - changes in fair value of related party payable	1,670	(2,773)	4,443	160.2%
Foreign exchange loss	237	1,680	(1,443)	(85.9)%
Income (loss) before income taxes	36,297	(12,509)	48,806	390.2%
Income tax provision	7,370	7,449	(79)	(1.1)%
Net income (loss)	$28,927	$(19,958)	$48,885	244.9%
Income (loss) per share - diluted	$0.68	$(0.48)	$1.16	241.7%

The following is a summary of our financial results (in thousands, except per share amounts) for the six months ended June 30, 2017 and 2016:

			Six Months Ended
	Six Months Ended June 30,		Increase / (Decrease)
			2017 vs. 2016
Comparative Statements of Income (Loss)	2017	2016	$	%

Product sales and services	$98,862	$73,518	$25,344	34.5%
License and research revenue	(44)	1,556	(1,600)	(102.8)%
Total revenues	98,818	75,074	23,744	31.6%
Operating expenses:
Cost of products and services sold	8,463	7,813	650	8.3%
Research and development expenses	13,998	12,992	1,006	7.7%
Selling, general and administrative expenses	24,241	20,751	3,490	16.8%
Intangible asset amortization	1,128	7,216	(6,088)	(84.4)%
Changes in fair value of related party contingent consideration	(20,201)	32,141	(52,342)	(162.9)%
Restructuring costs	3,722	—	3,722	n/a
Total operating expenses	31,351	80,913	(49,562)	(61.3)%
Operating income (loss)	67,467	(5,839)	73,306	(1,255.5)%
Investment income	1,579	590	989	167.6%
Interest expense	(526)	(438)	(88)	20.1%
Other income (expense) - changes in fair value of related party payable	2,220	(4,307)	6,527	151.5%
Foreign exchange loss	6	(1,261)	1,267	(100.5)%
Income (loss) before income taxes	70,746	(11,255)	82,001	728.6%
Income tax provision	15,909	14,761	1,148	7.8%
Net income (loss)	$54,837	$(26,016)	$80,853	310.8%
Income (loss) per share - diluted	$1.29	$(0.63)	$1.92	304.8%
The revenues for each of the Company's significant products for the three months ended June 30, 2017 and 2016 are as follows:

			Three Months Ended
	Three Months Ended June 30,		Increase / (Decrease)
			2017 vs. 2016
Revenues:	2017	2016	$	%

Bloxiverz	$13,719	$25,620	$(11,901)	(46.5)%
Vazculep	10,154	10,421	(267)	(2.6)%
Akovaz	20,912	—	20,912	n/a
Other	2,320	2,124	196	9.2%
Total product sales and services	47,105	38,165	8,940	23.4%
License and research revenue	(794)	693	(1,487)	(214.6)%
Total revenues	$46,311	$38,858	$7,453	19.2%

Product sales and services revenues were $47,105 for the three months ended June 30, 2017 compared to $38,165 for the same prior year period. Revenues for the three months ended June 30, 2016 include $5,981 in additional non-recurring revenue as a result of our change in accounting estimate previously described in our Form 10-K for the year ended December 31, 2016. Excluding the impact of this revenue change, total product sales and services for the three months ended June 30, 2016 would have been $32,184. Bloxiverz’s revenue declined $11,901 when compared to the same period last year, primarily due to a $7,304 loss of market share and decrease in net selling price driven largely by two factors: a) lost business as a result of a new competitor in the neostigmine market who entered the market in the first quarter of 2016 and b) a new molecule approved by the FDA in late 2015 and launched in 2016 with a similar indicated use as Bloxiverz. The decline in Bloxiverz revenue was also due to the non-recurring effect of our change in accounting estimate, noted above, of $4,597. Vazculep’s revenue was largely unchanged as a $1,117 increase in volume was largely offset by the effect of the non-recurring revenue estimate change of $1,384. Revenue from Akovaz, which was launched in August 2016, contributed $20,912 to product sales and services for the three months ended June 30, 2017. Other revenues, which includes our pediatric products, were up slightly in the second quarter of 2017 when compared to the prior year's quarter. Revenues from our pediatric products were $1,970 for the three months ended June 30, 2017, compared to $1,748 in the same period last year.
License and research revenue was a negative $794 for the three months ended June 30, 2017. In the second quarter of 2017, the Company made a determination that the performance period associated with a specific license will be longer than previously estimated and, accordingly, reduced license revenue by approximately $1,300 to reflect the Company’s current expected performance period. The longer expected performance period is the result of a reassessment of the time it will take for the Company to complete certain contractual requirements mandated by the license. As a result of this reassessment, the Company recognized negative license and research revenue in the condensed consolidated statements of income (loss) for the three month periods ended June 30, 2017.
The revenues for each of the Company's significant products for the six months ended June 30, 2017 were as follows:

			Six Months Ended
	Six Months Ended June 30,		Increase / (Decrease)
			2017 vs. 2016
Revenues:	2017	2016	$	%

Bloxiverz	$27,621	$50,367	(22,746)	(45.2)%
Vazculep	20,334	19,827	507	2.6%
Akovaz	46,549	—	46,549	n/a
Other	4,358	3,324	1,034	31.1%
Total product sales and services	98,862	73,518	25,344	34.5%
License and research revenue	(44)	1,556	(1,600)	(102.8)%
Total revenues	$98,818	$75,074	$23,744	31.6%

Product sales and services revenues were $98,862 for the six months ended June 30, 2017 compared to $73,518 for the same prior year period. Revenues for the six months ended June 30, 2016 include $5,981 in additional non-recurring revenue as a result of our change in accounting estimate previously described in our Form 10-K for the year ended December 31, 2016. Excluding the impact of this revenue change, total product sales and services for the six months ended June 30, 2016 would have been $67,537. Bloxiverz’s revenue declined $22,746 when compared to the same period last year, primarily due to a $18,149 loss of market share and decrease in net selling price driven largely by two factors: a) lost business as a result of a new competitor in the neostigmine market who entered the market in the first quarter of 2016 and b) a new molecule approved by the FDA in late 2015 and launched in 2016 with a similar indicated use as Bloxiverz. The decline in Bloxiverz revenue was also due to the non-recurring effect of the change in the revenue estimate, noted above, of $4,597. Vazculep’s revenue was up slightly as a $1,891 increase in price and volume was partially offset by the effect of the non-recurring revenue estimate change of $1,384. Revenue from Akovaz, which was launched in August 2016, contributed $46,549 to product sales for the six months ended June 30, 2017. Other revenues, which includes our pediatric products, were up $1,034 in the six months ended June 30, 2016 compared to the same prior year period. Revenues from our pediatric products, which were acquired in February 2016 were $3,446 for the six months ended June 30, 2017, compared to $2,574 in the same period last year.
License and research revenue was a negative $44 for the six months ended June 30, 2017. In the second quarter of 2017, the Company made a determination that the performance period associated with a specific license will be longer than previously estimated and, accordingly, reduced license revenue by approximately $1,300 to reflect the Company’s current expected performance period. The longer expected performance period is the result of a reassessment of the time it will take for the Company to complete certain contractual requirements mandated by the license. As a result of this reassessment, the Company recognized negative license and research revenue in the condensed consolidated statements of income (loss) for the six month periods ended June 30, 2017.

			Three Months Ended
	Three Months Ended June 30,		Increase / (Decrease)
			2017 vs. 2016
Cost of Products and Services Sold:	2017	2016	$	%

Cost of products and services sold	$4,561	$3,907	$654	16.7%
Percentage of sales	9.8%	10.1%

Cost of products and services sold increased $654 or 16.7% during the three months ended June 30, 2017 compared to the same prior year period. As a percentage of sales, cost of products sold was largely unchanged from the prior year.

			Six Months Ended
	Six Months Ended June 30,		Increase / (Decrease)
			2017 vs. 2016
Cost of Products and Services Sold:	2017	2016	$	%

Cost of products and services sold	$8,463	$7,813	$650	8.3%
Percentage of sales	8.6%	10.4%

Cost of products and services sold increased $650 or 8.3% compared to the same prior year period. As a percentage of sales, cost of products sold was lower than the prior year period due primarily to $1,525 of inventory reserve adjustments recorded during the first quarter of 2016 that did not recur in 2017.

			Three Months Ended
	Three Months Ended June 30,		Increase / (Decrease)
			2017 vs. 2016
Research and Development Expenses:	2017	2016	$	%

Research and development expenses	$6,792	$7,604	$(812)	(10.7)%
Percentage of sales	14.7%	19.6%

Research and development expenses decreased $812 or 10.7% during the three months ended June 30, 2017 as compared to the same period in 2016 primarily due to lower incurred contract research organization expenses resulting from an alignment of spending with the progress of our sodium oxybate study.

			Six Months Ended
	Six Months Ended June 30,		Increase / (Decrease)
			2017 vs. 2016
Research and Development Expenses:	2017	2016	$	%

Research and development expenses	$13,998	$12,992	$1,006	7.7%
Percentage of sales	14.2%	17.3%

Research and development expenses increased $1,006 as compared to the same period in 2016. This increase is due to higher spending associated with our Phase 3 sodium oxybate trial, during the first quarter of 2017.

			Three Months Ended
	Three Months Ended June 30,		Increase / (Decrease)
			2017 vs. 2016
Selling, General and Administrative Expenses:	2017	2016	$	%

Selling, general and administrative expenses	$12,429	$11,290	$1,139	10.1%
Percentage of sales	26.8%	29.1%

Selling, general and administrative expenses increased $1,139 during the three months ended June 30, 2017 as compared to the same prior year period. This increase was largely due to higher costs associated with certain business development activities and certain pre-launch marketing research studies for sodium oxybate.

			Six Months Ended
	Six Months Ended June 30,		Increase / (Decrease)
			2017 vs. 2016
Selling, General and Administrative Expenses:	2017	2016	$	%

Selling, general and administrative expenses	$24,241	$20,751	$3,490	16.8%
Percentage of sales	24.5%	27.6%

Selling, general and administrative expenses increased $3,490 as compared to the same prior year period. This increase was primarily due to higher payroll and benefit costs as we continued add people to support the future growth of the business. Additionally, we incurred higher professional fees of $600 and and higher marketing related costs of $850 primarily associated with certain business development activities and certain pre-launch marketing research studies for sodium oxybate.

			Three Months Ended
	Three Months Ended June 30,		Increase / (Decrease)
			2017 vs. 2016
Intangibles Asset Amortization:	2017	2016	$	%

Intangible asset amortization	$564	$3,702	$(3,138)	(84.8)%
Percentage of sales	1.2%	9.5%

Intangible asset amortization expense decreased $3,138 during the three months ended June 30, 2017 as compared to the same prior year period as the Bloxiverz in process R&D asset was fully amortized as of December 31, 2016.

			Six Months Ended
	Six Months Ended June 30,		Increase / (Decrease)
			2017 vs. 2016
Intangibles Asset Amortization:	2017	2016	$	%

Intangible asset amortization	$1,128	$7,216	$(6,088)	(84.4)%
Percentage of sales	1.1%	9.6%

Intangible asset amortization expense decreased $6,088 compared to the same prior year period as the Bloxiverz in process R&D asset was fully amortized as of December 31, 2016.

			Three Months Ended
	Three Months Ended June 30,		Increase / (Decrease)
			2017 vs. 2016
Changes in Fair Value of Related Party Contingent Consideration:	2017	2016	$	%

Changes in fair value of related party contingent consideration	$(13,230)	$23,898	$(37,128)	(155.4)%
Percentage of sales	(28.6)%	61.5%

We compute the fair value of the related party contingent consideration using several significant assumptions and when these assumptions change, due to underlying market conditions or other factors, the fair value of these liabilities change as well.
As a result changes in the estimates of the underlying assumptions used to determine the fair values of a) our acquisition-related contingent consideration earn-out payments - Éclat, b) acquisition related warrants and c) acquisition related FSC royalty liabilities we recorded a gain of $13,230 to reduce the fair value of these liabilities in the second quarter of 2017 compared to an expense of $23,898 to increase the fair value of these liabilities in the second quarter of 2016. As noted in our critical accounting estimates, described in our December 31, 2016 Form 10-K, there are numerous estimates we use when determining the fair value of the acquisition-related earn-out payments - Éclat. These estimates include the long-term pricing environment, market size, the market share the related products are forecast to achieve, the cost of goods related to such products and an appropriate discount rate to use when present valuing the related cash flows.
For the three months ended June 30, 2017, as a result of changes to these estimates when compared to these same estimates at March 31, 2017, we recognized a gain of $16,488 to lower the fair value of acquisition related liabilities for the Éclat products primarily as a result of changes in the pricing environment for Akovaz and a weaker long-term sales and gross profit outlook for Bloxiverz due to increased competition. Additionally, we increased the fair value of the acquisition related warrants which resulted in $2,212 of expense, primarily due to changes in the AVDL stock price at June 30, 2017 compared to March 31, 2017, changes in the volatility of AVDL stock and partially offset by a shorter remaining term.
For the three months ended June 30, 2016, as a result of changes to these estimates when compared to the same estimates at March 31, 2016 we recognized expense of $26,911 to increase the fair value of acquisition related liabilities for the Éclat products primarily as a result at that time of a stronger long-term sales and gross profit outlook for Bloxiverz. Additionally, we decreased the fair value of the acquisition related warrants which resulted in a gain of $1,620 primarily due to changes in the AVDL stock price at June 30, 2016 compared to March 31, 2016, changes in the volatility of AVDL stock and a shorter remaining term.
Each of the underlying assumptions used to determine the fair values of these contingent liabilities can, and often do, change based on adjustments in current market conditions, competition and other factors. These changes can have a material impact on our consolidated statements of income (loss), balance sheet and cash flows.

			Six Months Ended
	Six Months Ended June 30,		Increase / (Decrease)
			2017 vs. 2016
Changes in Fair Value of Related Party Contingent Consideration:	2017	2016	$	%

Changes in fair value of related party contingent consideration	$(20,201)	$32,141	$(52,342)	(162.9)%
Percentage of sales	(20.4)%	42.8%

We compute the fair value of the related party contingent consideration using several significant assumptions and when these assumptions change, due to underlying market conditions the fair value of these liabilities change as well.
As a result changes in the estimates of the underlying assumptions used to determine the fair values of a) our acquisition-related contingent consideration earn-out payments - Éclat, b) acquisition related warrants and c) acquisition related FSC royalty liabilities we recorded a gain of $20,201 to reduce the fair value of these liabilities for the six months ended June 30, 2017 compared to an expense of $32,141 to increase the fair value of these liabilities for the six months ended June 30, 2016. As noted in our critical accounting estimates, there are numerous estimates we use when determining the fair value of the acquisition-related earn-out payments - Éclat. These estimates include the long-term pricing environment, market size, the market share the related products are forecast to achieve, the cost of goods related to such products and an appropriate discount rate to use when present valuing the related cash flows.
For the six months ended June 30, 2017, as a result of changes to these estimates when compared to the same estimates at December 31, 2016, we recognized a gain of $20,768 to lower the fair value of acquisition related liabilities for the Éclat products primarily as a result of changes in the pricing environment for Akovaz and a weaker long-term sales and gross profit outlook for Bloxiverz due to more competition. Additionally, we decreased the fair value of the acquisition related warrants which resulted in a gain of of $817, primarily due to changes in the AVDL stock price at June 30, 2017 compared to December 31, 2016, changes in the volatility of AVDL stock and partially offset by a shorter remaining term.
For the six months ended June 30, 2016, as a result of changes to these estimates when compared to the same estimates at December 31, 2015 we recognized expense of $38,362 to increase the fair value of acquisition related liabilities for the Éclat products primarily as a result at that time of a stronger long-term sales and gross profit outlook for Bloxiverz. Additionally, we reduced the fair value of the acquisition related warrants which resulted in a gain of $5,155 primarily due to changes in the AVDL stock price at June 30, 2016 compared to December 31, 2015, changes in the volatility of AVDL stock and a shorter remaining term.
Each of the underlying assumptions used to determine the fair values of these contingent liabilities can, and often do, change based on adjustments in current market conditions, competition and other factors. These changes can have a material impact on our consolidated statements of income (loss), balance sheet and cash flows.

			Three Months Ended
	Three Months Ended June 30,		Increase / (Decrease)
			2017 vs. 2016
Restructuring Costs	2017	2016	$	%

Restructuring costs	$1,069	$—	$1,069	n/a
Percentage of sales	2.3%	—%

Restructuring charges of $1,069 were recognized during the three months ended June 30, 2017. During the first quarter of 2017, we announced a plan to reduce our workforce at our Lyon, France site by approximately 50%.  This reduction is an effort to align the Company's cost structure with our ongoing and future planned projects. In July 2017, the Company completed negotiations with the works council and received approval from the French Labor Commission to implement the plan. We expect the reduction to be substantially complete by the end of the third quarter of 2017 and to incur employee severance, benefits and other costs of up to $4,000, which will likely be recognized through December 31, 2017. Most of these costs are expected to be paid in cash by the end of the fourth quarter of 2017. Once fully implemented, the Company anticipates annual costs savings of approximately $3,500 to $4,000. Restructuring costs incurred for the three months ended June 30, 2017 reflect an adjustment to the initial $2,653 estimate we made at March 31, 2017 resulting from the final outcome of negotiations with the works council.

			Six Months Ended
	Six Months Ended June 30,		Increase / (Decrease)
			2017 vs. 2016
Restructuring Costs	2017	2016	$	%

Restructuring costs	$3,722	$—	3,722	n/a
Percentage of sales	3.8%	—%

Restructuring charges of $3,722 were recognized during the six months ended June 30, 2017 associated with the workforce reduction noted above.

			Three Months Ended
	Three Months Ended June 30,		Increase / (Decrease)
			2017 vs. 2016
Other Income (Expense) - Changes in Fair Value of Related Party Payable	2017	2016	$	%

Changes in fair value of related party contingent consideration	$1,670	$(2,773)	$4,443	160.2%
Percentage of sales	3.6%	(7.1)%

We recorded a gain of $1,670 to reduce the fair value of related party payables during the three months ended June 30, 2017 due to the same reasons associated with the Éclat product sales described in the section Changes in fair value of related party contingent consideration for this period.  As noted in our critical accounting estimates described on December 31, 2016 Form 10-K, there are a number of estimates we use when determining the fair value of the related party payable payments. These estimates include the long-term pricing environment, market size, the market share the related products are forecast to achieve and an appropriate discount rate to use when present valuing the related cash flows. These estimates can and often do change based on changes in current market conditions, competition and other factors.
We recorded expense of $2,773 to increase the fair value of these liabilities during the three months ended June 30, 2016 due to the same reasons associated with the Éclat product sales described in the section Changes in fair value of related party contingent consideration for this period.  As noted in our critical accounting estimates, there are a number of estimates we use when determining the fair value of the related party payable payments. These estimates include the long-term pricing environment, market size, the market share the related products are forecast to achieve and an appropriate discount rate to use when present valuing the related cash flows. These estimates can and often do change based on changes in current market conditions, competition and other factors.

			Six Months Ended
	Six Months Ended June 30,		Increase / (Decrease)
			2017 vs. 2016
Other Income (Expense) - Changes in Fair Value of Related Party Payable	2017	2016	$	%

Changes in fair value of related party contingent consideration	$2,220	$(4,307)	$6,527	151.5%
Percentage of sales	2.2%	(5.7)%

We recorded a gain of $2,220 to reduce the fair value of these liabilities during the six months ended June 30, 2017 due to the same reasons associated with the Éclat product sales described in the section Changes in fair value of related party contingent consideration for this period.  As noted in our critical accounting estimates, there are a number of estimates we use when determining the fair value of the related party payable payments. These estimates include the long-term pricing environment, market size, the market share the related products are forecast to achieve and an appropriate discount rate to use when present valuing the related cash flows. These estimates can and often do change based on changes in current market conditions, competition and other factors.
We recorded expense of $4,307 to increase the fair value of these liabilities during the six months ended June 30, 2016 due to the same reasons associated with the Éclat product sales described in the section Changes in fair value of related party contingent consideration for this period.  As noted in our critical accounting estimates, there are a number of estimates we use when determining the fair value of the related party payable payments. These estimates include the long-term pricing environment, market size, the market share the related products are forecast to achieve and an appropriate discount rate to use when present valuing the related cash flows. These estimates can and often do change based on changes in current market conditions, competition and other factors.

			Three Months Ended
	Three Months Ended June 30,		Increase / (Decrease)
			2017 vs. 2016
Income Tax Provision:	2017	2016	$	%

Income tax provision	$7,370	$7,449	$(79)	(1.1)%
Percentage of income (loss) before income taxes	(20.3)%	59.5%

The items accounting for the difference between the income tax provision computed at the statutory rate and the Company's effective tax rate for the three months ended June 30, 2017 and 2016, are as follows:

	Three Months Ended June 30,
	2017	2016

Statutory tax rate	12.5%	33.3%
International tax rates differential	20.4%	(13.2)%
Valuation allowance on net operating losses	0.6%	(11.9)%
Nondeductible contingent consideration	(13.1)%	(64.2)%
Other	(0.1)%	(3.6)%
Effective income tax rate	20.3%	(59.6)%

Income tax provision - at statutory tax rate	$4,537	$(4,165)
International tax rates differential	7,399	1,647
Valuation allowance on net operating losses	230	1,485
Nondeductible contingent consideration	(4,757)	8,029
Other	(39)	453
Income tax provision - at effective income tax rate	$7,370	$7,449

In the fourth quarter of 2016, we changed our jurisdiction of incorporation from France to Ireland by merging with and into our wholly owned Irish subsidiary. Accordingly, beginning in the fourth quarter of 2016, the Company reports the Irish tax jurisdiction as our domestic jurisdiction. For periods prior to the fourth quarter of 2016, the French tax jurisdiction was the domestic jurisdiction.
The income tax provision for the three months ended June 30, 2017 and 2016 was $7,370 and $7,449, respectively. The decrease in the income tax provision for the three months ended June 30, 2017 is primarily the result of a reduction in the amount of nondeductible contingent consideration which was offset by increases in income in the United States and Ireland.

			Six Months Ended
	Six Months Ended June 30,		Increase / (Decrease)
			2017 vs. 2016
Income Tax Provision:	2017	2016	$	%

Income tax provision	$15,909	$14,761	$1,148	7.8%
Percentage of income (loss) before income taxes	(22.5)%	131.2%

The items accounting for the difference between the income tax provision computed at the statutory rate and the Company's effective tax rate for the six months ended June 30, 2017 and 2016, are as follows:

	Six Months Ended June 30,
	2017	2016

Statutory tax rate	12.5%	33.3%
International tax rates differential	18.7%	(27.7)%
Valuation allowance on net operating losses	1.3%	(34.8)%
Nondeductible contingent consideration	(10.2)%	(96.0)%
Other	0.2%	(6.1)%
Effective income tax rate	22.5%	(131.3)%

Income tax provision - at statutory tax rate	$8,843	$(3,748)
International tax rates differential	13,259	3,115
Valuation allowance on net operating losses	914	3,913
Nondeductible contingent consideration	(7,232)	10,800
Other	125	681
Income tax provision - at effective income tax rate	$15,909	$14,761

The income tax provision for the six months ended June 30, 2017 and 2016 was $15,909 and $14,761, respectively. The increase in the income tax provision for the six months ended June 30, 2017 is primarily the result of increases in income in the United States and Ireland, and was partially offset by a reduction in the amount of nondeductible contingent consideration when compared to the same period in 2016.
Liquidity and Capital Resources
The Company's cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the following table:

			Six Months Ended
	Six Months Ended June 30,		Increase / (Decrease)
			2017 vs. 2016
Net cash provided by (used in):	2017	2016	$	%

Operating activities	$33,536	$15,921	$17,615	110.6%
Investing activities	(16,244)	(50,114)	33,870	67.6%
Financing activities	(13,358)	(7,388)	(5,970)	(80.8)%

Operating Activities
Net cash provided by operating activities of $33,536 for the six months ended June 30, 2017 increased $17,615 compared to the same prior year period. This increase in operating cash flow is primarily due to higher cash earnings (net income or loss adjusted for non-cash credits and charges) of $19,873 when compared to the same period last year, largely driven from higher gross margin on the increase in revenues. The increase in operating cash flow was partially offset by lower cash provided by changes in operating assets and liabilities of $2,258 when compared to the same period last year, largely driven by the increase in cash used for earn-out payments on related party contingent consideration in excess of acquisition-date fair value. Contributing to the lower cash provided by changes in operating assets and liabilities was an increase in cash used for earn-out payments on related party contingent consideration due partially to a shift in the classification of these payments from financing activities to operating activities. During the six months ended June 30, 2016 the cumulative life-to-date payments had not yet reached the original fair value of the related liabilities established as part of the purchase price allocation of the Éclat acquisition, and as such, the Company classified all such payments within financing activities. Payments less than the original fair value totaling $6,448 were classified within financing activities for the six months ended June 30, 2016, compared to the same period in 2017 during which all such cash payments were classified as operating activities as the Company had exceeded the original fair value of the related liabilities established as part of the purchase price allocation of the Éclat acquisition.

Investing Activities
Cash used in investing activities of $16,244 for the six months ended June 30, 2017 decreased $33,870 compared to the same prior year period. This decrease was primarily due to less net cash used in the purchase and redemption of marketable securities. During the six months ended June 30, 2017, we used cash of $15,923 for net purchases of marketable securities (purchases less proceeds from sales of marketable securities) compared to $49,515 for the six months ended June 30, 2016.
Financing Activities
Cash used in financing activities of $13,358 for the six months ended June 30, 2017 increased $5,970 compared to the same prior year period. In increase was primarily attributed our use of $13,081 in cash for share repurchases during the six months ended June 30, 2017 that did not occur in 2016. This increase was partially offset by a decrease in cash used for earn-out payments for related party contingent consideration of $5,907. See Operating Activities for an explanation of the lower earn-out payments for related party contingent consideration.
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
Share Repurchase Program
In March 2017, the Board of Directors approved an authorization to repurchase up to $25,000 of Avadel ordinary shares represented by American Depositary Shares. Under this authorization, which has an indefinite duration, share repurchases may be made in the open market, in block transactions on or off the exchange, in privately negotiated transactions, or through other means as determined by the Board of Directors and in accordance with the regulations of the Securities and Exchange Commission. The timing and amount of repurchases, if any, will depend on a variety of factors, including the price of our shares, cash resources, alternative investment opportunities, corporate and regulatory requirements and market conditions. This share repurchase program may be modified, suspended or discontinued at any time without prior notice. We may also from time to time establish a trading plan under Rule 10b5-1 of the Securities and Exchange Act of 1934 to facilitate purchases of our shares under this program. As of June 30, 2017, the Company had repurchased 1,351 ordinary shares for $14,338.

Other Matters
Litigation
The Company is subject to potential liabilities generally incidental to our business arising out of present and future lawsuits and claims related to product liability, personal injury, contract, commercial, intellectual property, tax, employment, compliance and other matters that arise in the ordinary course of business. The Company accrues for potential liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. At June 30, 2017 and December 31, 2016, there were no contingent liabilities with respect to any threat of litigation, arbitration or administrative or other proceeding that are reasonably likely to have a material adverse effect on the Company’s consolidated financial position, results of operations, cash flows or liquidity.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
The Company is subject to interest rate risk as a result of our portfolio of marketable securities. The primary objectives of our investment policy are as follows: safety and preservation of principal and diversification of risk; liquidity of investments sufficient to meet cash flow requirements; and competitive yield. Although our investments are subject to market risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or certain types of investment. Our investment policy allows us to maintain a portfolio of cash equivalents and marketable securities in a variety of instruments, including U.S. federal government and federal agency securities, European Government bonds, corporate bonds or commercial paper issued by U.S. or European corporations, money market instruments, certain qualifying money market mutual funds, certain repurchase agreements, tax-exempt obligations of states, agencies, and municipalities in the U.S and Europe, and equities.
Foreign Exchange Risk
We have significant operations in Europe as well as in the U.S. Prior to December 31, 2016 each of the Company's non-U.S. subsidiaries and the parent entity, Flamel Technologies S.A., used the Euro as its functional currency. At December 31, 2016, in conjunction with the cross-border merger, the surviving entity in the merger and our new public holding company, Avadel Pharmaceuticals plc or the "Company," determined the U.S. dollar is our functional currency. The functional currency of certain foreign subsidiaries is the local currency. We are exposed to foreign currency exchange risk as the functional currency financial statements of foreign subsidiaries are translated to U.S. dollars. The assets and liabilities of our foreign subsidiaries having a functional currency other than the U.S. dollar are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and at the average exchange rate for the reporting period for revenue and expense accounts. The cumulative foreign currency translation adjustment is recorded as a component of accumulated other comprehensive loss in shareholders’ equity. The reported results of our foreign subsidiaries will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. Our primary currency translation exposure is related to our subsidiaries that have functional currencies denominated in Euro.
Transactional exposure arises where transactions occur in currencies other than the functional currency. Transactions in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction. The resulting monetary assets and liabilities are translated into the appropriate functional currency at exchange rates prevailing at the balance sheet date and the resulting gains and losses are reported in foreign exchange gain (loss) in the consolidated statements of income (loss). As of June 30, 2017, our primary exposure to transaction risk related to USD net monetary assets and liabilities held by subsidiaries with a Euro functional currency. Realized and unrealized foreign exchange losses resulting from transactional exposure were $354 and $253 for the three and six months ended June 30, 2017.
ITEM 4.     CONTROLS AND PROCEDURES.
Management of the Company, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2017, the end of the period covered by this quarterly report on Form 10-Q.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on their evaluation, as of the end of the period covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not effective because of the material weaknesses in our internal control over financial reporting as described in Item 9A in our Annual Report on Form 10-K as of December 31, 2016.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or 15d-15 that occurred during the six months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the Company’s continued implementation of action plans to improve the effectiveness of our internal control over financial reporting and disclosure controls and procedures. While we have made progress in all areas of our remediation plan relating to the material weaknesses described in our Form 10-K as of December 31, 2016, we specifically focused on strengthening the design and documentation of controls around our significant non-routine and complex transactions and reserves for rebates and expired products to ensure these controls are operating with an appropriate level of precision. Our Audit Committee contributes to establishing the appropriate tone at the top by emphasizing to senior leadership the importance of a sound internal control environment and also by approving our remediation plan and the subsequent monitoring of our progress.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(In thousands, except per share data)
The following table summarizes the repurchase activity of our ordinary shares during the three and six months ended June 30, 2017. The repurchase activity presented below includes both market repurchases of shares and deemed repurchases in connection with the vesting of restricted share units under employee benefit plans to satisfy minimum statutory tax withholding obligations.

In March 2017, the Board of Directors approved an authorization to repurchase up to $25,000 of Avadel ordinary shares represented by American Depositary Shares. Under this authorization, which has an indefinite duration, share repurchases may be made in the open market, in block transactions on or off the exchange, in privately negotiated transactions, or through other means as determined by the Board of Directors and in accordance with the regulations of the Securities and Exchange Commission. The timing and amount of repurchases, if any, will depend on a variety of factors, including the price of our shares, cash resources, alternative investment opportunities, corporate and regulatory requirements and market conditions. This share repurchase program may be modified, suspended or discontinued at any time without prior notice. We may also from time to time establish a trading plan under Rule 10b5-1 of the Securities and Exchange Act of 1934 to facilitate purchases of our shares under this program. As of June 30, 2017, the Company had repurchased approximately 1,351 ordinary shares for $14,338 detailed below:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under Plans or Programs

April 2017	—	$—		$25,000
May 2017	316	9.94	316	21,864
June 2017	1,035	10.82	1,035	10,662
Total	1,351
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
______________________
*      Filed herewith.
**      Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

AVADEL PHARMACEUTICALS PLC
(Registrant)

Date: August 9, 2017	By:	/s/ Michael F. Kanan
Michael F. Kanan
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)