Form 10-Q
period 2017-09-30
AVADEL PHARMACEUTICALS PLC
filed 2017-11-09
CIK 1012477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

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

At November 2, 2017, 39,762,209 ordinary shares, nominal value $0.01 each, of the Company were outstanding.

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

More information on factors that could cause actual results or events to differ materially from those anticipated is set forth in Part II, Item 1A (“Risk Factors”) of this quarterly report on Form 10-Q and is included from time to time in our other reports filed with the Securities and Exchange Commission (SEC), including our annual report on Form 10-K for the year ended December 31, 2016, in particular under the captions “Forward-Looking Statements” and “Risk Factors.”

All forward-looking statements speak only as of the date of this report and are expressly qualified in their entirety by the risk factors and other cautionary statements included or referenced in or incorporated by reference into this report. Except as is required by law, we expressly disclaim any obligation to publicly release any revisions to forward-looking statements to reflect events after the date of this report.

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

AVADEL PHARMACEUTICALS PLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues:
Product sales and services	$39,147	$31,340	$138,009	$104,858
License and research revenue	528	747	484	2,303
Total	39,675	32,087	138,493	107,161
Operating expenses:
Cost of products and services sold	3,790	2,844	12,253	10,657
Research and development expenses	8,095	8,143	22,093	21,135
Selling, general and administrative expenses	11,563	12,740	35,804	33,491
Intangible asset amortization	564	3,702	1,692	10,918
(Gain)/loss - changes in fair value of related party contingent consideration	(9,906)	20,848	(30,107)	52,989
Restructuring (income) costs	(549)	—	3,173	—
Total operating expenses	13,557	48,277	44,908	129,190
Operating income (loss)	26,118	(16,190)	93,585	(22,029)
Investment income, net	1,110	490	2,689	1,080
Interest expense, net	(263)	(264)	(789)	(702)
Other income (expense) - changes in fair value of related party payable	768	(1,828)	2,988	(6,135)
Foreign exchange gain (loss)	(133)	1,249	(127)	(12)
Income (loss) before income taxes	27,600	(16,543)	98,346	(27,798)
Income tax provision	5,921	3,451	21,830	18,212
Net income (loss)	$21,679	$(19,994)	$76,516	$(46,010)

Net income (loss) per share - basic	$0.54	$(0.48)	$1.87	$(1.12)
Net income (loss) per share - diluted	0.52	(0.48)	1.81	(1.12)

Weighted average number of shares outstanding - basic	40,061	41,241	40,839	41,241
Weighted average number of shares outstanding - diluted	41,339	41,241	42,194	41,241

See accompanying notes to condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net income (loss)	$21,679	$(19,994)	$76,516	$(46,010)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(229)	1,567	18	3,927
Net other comprehensive income (loss), net of $92, $152, $0 and ($49) tax, respectively	(512)	(2,405)	126	(958)
Total other comprehensive income (loss), net of tax	(741)	(838)	144	2,969
Total comprehensive income (loss)	$20,938	$(20,832)	$76,660	$(43,041)

See accompanying notes to condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2017	December 31, 2016

ASSETS
Current assets:
Cash and cash equivalents	$37,449	$39,215
Marketable securities	78,161	114,980
Accounts receivable	24,080	17,839
Inventories, net	5,870	3,258
Prepaid expenses and other current assets	3,373	5,894
Total current assets	148,933	181,186
Property and equipment, net	3,180	3,320
Goodwill	18,491	18,491
Intangible assets, net	94,256	22,837
Research and development tax credit receivable	3,547	1,775
Income tax deferred charge	—	10,342
Other	9,020	7,531
Total assets	$277,427	$245,482

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$301	$268
Current portion of long-term related party payable	30,986	34,177
Accounts payable	8,564	7,105
Deferred revenue	1,927	2,223
Accrued expenses	47,997	17,222
Income taxes	7,026	1,200
Other	507	226
Total current liabilities	97,308	62,421
Long-term debt, less current portion	614	547
Long-term related party payable, less current portion	76,131	135,170
Other	6,911	5,275
Total liabilities	180,964	203,413

Shareholders' equity:
Preferred shares, $0.01 nominal value; 50,000 shares authorized; none issued or outstanding at September 30, 2017 and December 31, 2016, respectively	—	—
Ordinary shares, nominal value of $0.01; 500,000 shares authorized; 41,435 and 41,371 issued and outstanding at September 30, 2017 and December 31, 2016, respectively	414	414
Treasury shares, at cost, 1,673 and 0 shares held at September 30, 2017 and December 31, 2016, respectively	(17,506)	—
Additional paid-in capital	391,416	385,020
Accumulated deficit	(254,440)	(319,800)
Accumulated other comprehensive loss	(23,421)	(23,565)
Total shareholders' equity	96,463	42,069
Total liabilities and shareholders' equity	$277,427	$245,482
 See accompanying notes to condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2017	2016

Cash flows from operating activities:
Net income (loss)	$76,516	$(46,010)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,664	11,555
Loss on disposal of property and equipment	—	110
Loss (gain) on sale of marketable securities	(550)	666
Foreign exchange loss	127	12
Grants recognized in research and development expenses	—	(70)
Remeasurement of related party acquisition-related contingent consideration	(30,107)	52,989
Remeasurement of related party financing-related contingent consideration	(2,988)	6,135
Change in deferred tax and income tax deferred charge	322	(5,680)
Stock-based compensation expense	6,019	10,541
Increase (decrease) in cash from:
Accounts receivable	(6,240)	(7,594)
Inventories	(2,612)	2,080
Prepaid expenses and other current assets	1,924	671
Research and development tax credit receivable	(1,576)	(1,794)
Accounts payable & other current liabilities	804	1,291
Deferred revenue	(283)	(2,198)
Accrued expenses	9,324	2,700
Accrued income taxes	5,826	—
Earn-out payments for related party contingent consideration in excess of acquisition-date fair value	(24,729)	(14,486)
Royalty payments for related party payable in excess of original fair value	(3,446)	(1,790)
Other long-term assets and liabilities	(517)	2,032
Net cash provided by operating activities	30,478	11,160

Cash flows from investing activities:
Purchases of property and equipment	(533)	(1,000)
Acquisitions of businesses	—	628
Purchase of intangible assets	(52,139)	—
Proceeds from sales of marketable securities	153,398	46,483
Purchases of marketable securities	(115,893)	(96,199)
Net cash used in investing activities	(15,167)	(50,088)

Cash flows from financing activities:
Earn-out payments for related party contingent consideration	(961)	(6,834)
Royalty payments for related party payable	—	(1,117)
Reimbursement of loans	—	(61)
Cash proceeds from issuance of ordinary shares and warrants	376	—
Share repurchases	(16,707)	—
Net cash used in financing activities	(17,292)	(8,012)

Effect of foreign currency exchange rate changes on cash and cash equivalents	215	656

Net decrease in cash and cash equivalents	(1,766)	(46,284)
Cash and cash equivalents at January 1,	39,215	65,064
Cash and cash equivalents at September 30,	$37,449	$18,780

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

•
the acquisition of commercial and or late-stage products or businesses. On September 1, 2017, the Company entered into an Exclusive License and Assignment Agreement ("ELAA") with Serenity Pharmaceuticals, LLC. The ELAA grants the Company the sole right to commercialize and further develop Noctiva™ in the United States. Noctiva is a proprietary low-dose formulation of desmopressin acetate administered through a patent-protected intranasal delivery system. It is the first and only product approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of nocturia due to nocturnal polyuria. Additionally, the Company markets three branded pediatric-focused pharmaceutical products in the primary care space, and a 510(k) approved device all of which were purchased through the acquisition of FSC Laboratories and FSC Pediatrics ("FSC") on February 5, 2016. We will consider further acquisitions and the Company continues to look for assets that could fit strategically into our current or potential future commercial sales force.

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
Foreign Currency Translation. The reporting currency of the Company and our wholly-owned subsidiaries is the U.S. dollar. Subsidiaries that do not use the U.S. dollar as their functional currency translate:

•	profit and loss accounts at the weighted average exchange rates during the reporting period,

•	assets and liabilities at period end exchange rates, and

•	shareholders' equity accounts at historical rates.
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
During the second quarter of 2016, the Company determined that it had sufficient evidence, history, data and internal controls to estimate the ultimate selling price of our products upon delivery to our customers, the wholesalers.  Accordingly, we discontinued the sell through revenue approach and now recognize revenue once the product is shipped from our warehouse.
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
In January, 2017, the FASB issued ASU 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business." This update provides a screen to determine whether or not a set of assets is a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set of assets is not a business. If the screen is not met, the amendments in this update (1) require that to be considered a business, a set of assets must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. This guidance is effective for the Company in the first quarter of fiscal 2018. Early adoption is permitted for transactions not previously reported in the Company's consolidated financial statements. In September, 2017 the Company entered into an ELAA to acquire from Serenity Pharmaceuticals, LLC intellectual property rights to further develop and commercialize Noctiva in the United States. The Company elected to early adopt ASU 2017-01 and determined the intangible assets acquired as part of the ELAA should be accounted for as an acquisition of a single group of assets and not as a business combination.
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
The following table summarizes the financial instruments measured at fair value on a recurring basis classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the accompanying consolidated balance sheets:

	As of September 30, 2017			As of December 31, 2016
Fair Value Measurements:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Marketable securities (see Note 4)
Equity securities	$454	$—	$—	$4,033	$—	$—
Money market funds	44,312	—	—	—	—	—
Corporate bonds	—	18,986	—	—	57,348	—
Government securities - U.S.	—	11,133	—	—	42,814	—
Government securities - Non-U.S.	—	69	—	—	233	—
Other fixed-income securities	—	3,207	—	—	10,471	—
Other securities	—	—	—	—	81	—
Total assets	$44,766	$33,395	$—	$4,033	$110,947	$—

Related party payables (see Note 7)	—	—	107,117	—	—	169,347
Total liabilities	$—	$—	$107,117	$—	$—	$169,347
A review of fair value hierarchy classifications is conducted on a quarterly basis.  Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. During the periods ended September 30, 2017 and December 31, 2016, there were no transfers into and out of Level 1, 2, or 3. During the three and nine month periods ended September 30, 2017 and 2016, we did not recognize any other-than-temporary impairment loss.
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

The following tables show the Company’s available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category as of September 30, 2017 and December 31, 2016, respectively:

	As of September 30, 2017
Marketable Securities:	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value

Equity securities	$438	$26	$(10)	$454
Money market funds	44,311	1	—	44,312
Corporate bonds	19,014	84	(112)	18,986
Government securities - U.S.	11,220	21	(108)	11,133
Government securities - Non-U.S.	70	—	(1)	69
Other fixed-income securities	3,212	—	(5)	3,207
Total	$78,265	$132	$(236)	$78,161

	As of December 31, 2016
Marketable Securities:	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value

Equity securities	$3,689	$409	$(65)	$4,033
Corporate bonds	57,871	89	(612)	57,348
Government securities - U.S.	43,049	515	(750)	42,814
Government securities - Non-U.S.	247	—	(14)	233
Other fixed-income securities	10,281	221	(31)	10,471
Other securities	81	—	—	81
Total	$115,218	$1,234	$(1,472)	$114,980

We determine realized gains or losses on the sale of marketable securities on a specific identification method. We recognized gross realized gains of $2,978 and $635 for the three months ended September 30, 2017, and 2016, respectively. These realized gains were offset by realized losses of $2,432 and $756 for the three months ended September 30, 2017, and 2016, respectively. We recognized gross realized gains of $4,228 and $709 for the nine months ended September 30, 2017, and 2016, respectively. These realized gains were offset by realized losses of $3,755 and $1,430 for the nine months ended September 30, 2017, and 2016, respectively. We reflect these gains and losses as a component of investment income in the accompanying condensed consolidated statements of income (loss).
The following table summarizes the estimated fair value of our investments in marketable debt securities, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities as of September 30, 2017:

	Maturities
Marketable Debt Securities:	Less than 1 Year	1-5 Years	5-10 Years	Greater than 10 Years	Total

Corporate bonds	1,361	16,219	1,136	270	18,986
Government securities - U.S.	172	8,547	348	2,066	11,133
Government securities - Non-U.S.	—	—	69	—	69
Other fixed-income securities	—	2,473	734	—	3,207
Total	$1,533	$27,239	$2,287	$2,336	$33,395
The Company has classified our investment in available-for-sale marketable securities as current assets in the condensed consolidated balance sheets as the securities need to be available for use, if required, to fund current operations. There are no restrictions on the sale of any securities in our investment portfolio.

NOTE 5 : Inventories
The principal categories of inventories, net of reserves of $2,039 and $3,223 at September 30, 2017 and December 31, 2016, respectively, are comprised of the following:

Inventory:	September 30, 2017	December 31, 2016

Finished goods	$4,605	$2,429
Raw materials	1,265	829
Total	$5,870	$3,258
NOTE 6 : Goodwill and Intangible Assets
The Company's amortizable and unamortizable intangible assets at September 30, 2017 and December 31, 2016 are as follows:

	As of September 30, 2017			As of December 31, 2016
Goodwill and Intangible Assets:	Gross Value	Accumulated Amortization	Net Carrying Amount	Gross Value	Accumulated Amortization	Net Carrying Amount

Amortizable intangible assets:
Acquired developed technology - Noctiva	$73,111	$—	$73,111	$—	$—	$—
Acquired developed technology - Vazculep	12,061	(9,411)	2,650	12,061	(8,801)	3,260
Acquired product marketing rights	16,600	(1,854)	14,746	16,600	(1,019)	15,581
Acquired developed technology	4,300	(551)	3,749	4,300	(304)	3,996
Total amortizable intangible assets	$106,072	$(11,816)	$94,256	$32,961	$(10,124)	$22,837

Unamortizable intangible assets:
Goodwill	$18,491	$—	$18,491	$18,491	$—	$18,491
Total unamortizable intangible assets	$18,491	$—	$18,491	$18,491	$—	$18,491

The Company recorded amortization expense related to amortizable intangible assets of $564 and $3,702 for the three months ended September 30, 2017 and 2016, respectively. The Company recorded amortization expense related to amortizable intangible assets of $1,692 and $10,918 for the nine months ended September 30, 2017 and 2016, respectively.
During the period, the Company acquired $73,111 in developed technology as part of the ELAA with Serenity Pharmaceuticals, LLC. The aggregate cost was composed of an upfront payment of $50,000, an accrued payment of $20,000 due within one year, and $3,111 of transaction costs. The Company will amortize the developed technology over a 13 year period beginning October 1, 2017.
Amortizable intangible assets are amortized over their estimated useful lives, which range from three to fifteen years. Estimated amortization of intangible assets for the next five years is as follows:

Estimated Amortization Expense:	Amount

2017	$3,664
2018	7,882
2019	7,882
2020	7,882
2021	7,067

NOTE 7 : Long-Term Related Party Payable
Long-term related party payable and related activity are reported at fair value and consist of the following for the three months ended September 30, 2017:

		Activity during the Three Months Ended September 30, 2017
			Changes in Fair Value of Related Party Payable
Long-Term Related Party Payable:	Balance, June 30, 2017	Payments to Related Parties	Operating Expense / (Income)	Other Expense / (Income)	Balance, September 30, 2017

Acquisition-related contingent consideration:
Warrants - Éclat Pharmaceuticals (a)	$10,400	$—	$(2,173)	$—	$8,227
Earn-out payments - Éclat Pharmaceuticals (b)	84,094	(8,214)	(7,685)	—	68,195
Royalty agreement - FSC (c)	8,010	(296)	(48)	—	7,666
Financing-related:
Royalty agreement - Deerfield (d)	6,743	(784)	—	(520)	5,439
Royalty agreement - Broadfin (e)	3,212	(374)	—	(248)	2,590
Long-term liability - FSC (f)	15,000	—	—	—	15,000
Total related party payable	127,459	$(9,668)	$(9,906)	$(768)	107,117
Less: Current portion	(40,615)				(30,986)
Total long-term related party payable	$86,844				$76,131

Long-term related party payable and related activity are reported at fair value and consist of the following for the nine months ended September 30, 2017:

		Activity during the Nine Months Ended September 30, 2017
			Changes in Fair Value of Related Party Payable
Long-Term Related Party Payable:	Balance, December 31, 2016	Payments to Related Parties	Operating Expense / (Income)	Other Expense / (Income)	Balance, September 30, 2017

Acquisition-related contingent consideration:
Warrants - Éclat Pharmaceuticals (a)	$11,217	$—	$(2,990)	$—	$8,227
Earn-out payments - Éclat Pharmaceuticals (b)	121,377	(24,729)	(28,453)	—	68,195
Royalty agreement - FSC (c)	7,291	(961)	1,336	—	7,666
Financing-related:
Royalty agreement - Deerfield (d)	9,794	(2,332)	—	(2,023)	5,439
Royalty agreement - Broadfin (e)	4,668	(1,113)	—	(965)	2,590
Long-term liability - FSC (f)	15,000	—	—	—	15,000
Total related party payable	169,347	$(29,135)	$(30,107)	$(2,988)	107,117
Less: Current portion	(34,177)				(30,986)
Total long-term related party payable	$135,170				$76,131

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

The fair value of the warrants is estimated on a quarterly basis using a Black-Scholes option pricing model with the following assumptions as of September 30:

Assumptions for the Warrant Valuation:	September 30, 2017	September 30, 2016

Stock price	$10.50	$12.40
Weighted average exercise price per share	8.63	8.63
Expected term (years)	0.50	1.50
Expected volatility	40.30%	58.40%
Risk-free interest rate	1.20%	0.68%
Expected dividend yield	—	—

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
Expected volatility: The expected volatility is calculated based on an average of the historical volatility of the Company's stock price.
Risk-free interest rate: The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and a maturity that approximates the expected term.
Expected dividend yield: The Company has not distributed any dividends since our inception and has no plan to distribute dividends in the foreseeable future.
At the closing date of the 2012 Éclat acquisition and at September 30, 2017, it was uncertain as to whether the Company would ultimately fulfill our obligation under these warrants using Company shares or cash. Accordingly, pursuant to the guidance of ASC 480, the Company determined that these warrants should be classified as a liability. This classification as a liability was further supported by the Company’s determination, pursuant to the guidance of ASC 815-40-15-7(i), that these warrants could also not be considered as being indexed to the Company’s own stock, on the basis that the exercise price for the warrants is determined in U.S. dollars, although the functional currency of the Company at the closing date of the Éclat acquisition was the Euro.

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

At September 30, 2017, the fair value of each related party payable listed in (b) through (e) above was estimated using a discounted cash flow model based on estimated and projected annual net revenues or gross profit, as appropriate, of each of the specified Éclat and FSC products using an appropriate risk-adjusted discount rate ranging from 15% to 22%. These fair value measurements are based on significant inputs not observable in the market and thus represent a level 3 measurement as defined in ASC 820. Subsequent changes in the fair value of the acquisition-related related party payables, resulting primarily from management’s revision of key assumptions, will be recorded in the consolidated statements of income (loss) in the line items entitled "Changes in fair value of related party contingent consideration" for items noted in (b) and (c) above and in "Other income (expense) - changes in fair value of related party payable" for items (d) and (e) above. See Note 1: Summary of Significant Accounting Policies under the caption Acquisition-related Contingent Consideration and Financing-related Royalty Agreements in Part II, Item 8 of the Company’s 2016 Annual Report on Form 10-K for more information on key assumptions used to determine the fair value of these liabilities.
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
The following table summarizes changes to the related party payables, a recurring Level 3 measurement, for the nine-month periods ended September 30, 2017 and 2016, respectively:

Related Party Payable Rollforward:	Balance

Balance at December 31, 2015	$122,693
Additions (2)	22,695
Payment of related party payables	(24,227)
Fair value adjustments (1)	59,124
Balance at September 30, 2016	180,285

Balance at December 31, 2016	169,347
Payment of related party payable	(29,135)
Fair value adjustments (1)	(33,095)
Balance at September 30, 2017	$107,117
(1) Fair value adjustments are reported as Changes in fair value of related party contingent consideration and Other income (expense) - changes in fair value of related party payable in the Condensed Consolidated Statements of Income (Loss).
(2) Relates to the acquisition of FSC. See items (c) and (f) above.
NOTE 8 : Income Taxes
The components of income (loss) before income taxes are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Income (Loss) Before Income Taxes:	2017	2016	2017	2016

Ireland	$(6,111)	$(3,485)	$1,924	$(17,413)
United States	29,627	(6,814)	96,288	4,948
France	3,313	(6,244)	(1,950)	(15,333)
Other	771	—	2,084	—
Total income before income taxes	$27,600	$(16,543)	$98,346	$(27,798)

The items accounting for the difference between the income tax provision computed at the statutory rate and the Company's effective tax rate are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Income Tax Rate Reconciliation:	2017	2016	2017	2016

Statutory tax rate	12.5%	33.3%	12.5%	33.3%
International tax rates differential	24.9%	(3.6)%	20.5%	(13.3)%
Valuation allowance on net operating loss	(1.6)%	(2.0)%	0.5%	(15.3)%
Nondeductible change in fair value of contingent consideration	(12.8)%	(38.9)%	(10.9)%	(62.0)%
Other	(1.6)%	(9.6)%	(0.3)%	(8.2)%
Effective income tax rate	21.4%	(20.8)%	22.3%	(65.5)%

Income tax provision - at statutory tax rate	$3,449	$(5,509)	$12,294	$(9,257)
International tax rates differential	6,861	591	20,120	3,706
Valuation allowance on net operating loss	(438)	339	476	4,252
Nondeductible change in fair value of contingent consideration	(3,521)	6,436	(10,751)	17,236
Other	(430)	1,594	(309)	2,275
Income tax provision - at effective income tax rate	$5,921	$3,451	$21,830	$18,212

In 2016, we changed our jurisdiction of incorporation from France to Ireland by merging with and into our wholly owned Irish subsidiary. Accordingly, beginning in the fourth quarter of 2016, the Company reports the Irish tax jurisdiction as our domestic jurisdiction. For periods prior to the fourth quarter of 2016, the French tax jurisdiction was the domestic jurisdiction.
The income tax provision for the three months ended September 30, 2017 and 2016 was $5,921 and $3,451, respectively. The increase in the income tax provision for the three months ended September 30, 2017 is primarily the result of increases in income in the United States, which was partially offset by a reduction in the amount of nondeductible contingent consideration.
The income tax provision for the nine months ended September 30, 2017 and 2016 was $21,830 and $18,212, respectively. The increase in the income tax provision for the nine months ended September 30, 2017 is primarily the result of increases in income in the United States and Ireland, which was partially offset by a reduction in the amount of nondeductible contingent consideration.
NOTE 9 : Other Assets and Liabilities
Various other assets and liabilities are summarized as follows:

Prepaid Expenses and Other Current Assets:	September 30, 2017	December 31, 2016

Valued-added tax recoverable	$1,049	$736
Prepaid expenses	1,002	3,442
Advance to suppliers and other current assets	726	1,265
Income tax receivable	596	451
Total	$3,373	$5,894

Other Non-Current Assets:	September 30, 2017	December 31, 2016

Deferred tax assets	$7,110	$7,432
Other	1,910	99
Total	$9,020	$7,531

Accrued Expenses:	September 30, 2017	December 31, 2016

Accrued compensation	$3,456	$3,291
Accrued social charges	827	794
Accrued employee severance (see Note 10)	1,926	—
Customer allowances	13,453	7,981
Accrued amounts due to contract research organization	1,472	1,764
Accrued ELAA payment	20,000	—
Accrued CMO charges	2,380	936
Other	4,483	2,456
Total	$47,997	$17,222

Other Non-Current Liabilities:	September 30, 2017	December 31, 2016

Provision for retirement indemnity	$2,137	$2,431
Customer allowances	1,883	905
Unrecognized tax benefits	2,456	1,565
Other	435	374
Total	$6,911	$5,275
NOTE 10 : Restructuring Costs
During the first quarter of 2017, the Company announced a plan to reduce our workforce at our Lyon, France site by approximately 50%.  This reduction is an effort to align the Company's cost structure with our ongoing and future planned projects. In July 2017, the Company completed negotiations with the works council and received approval from the French  Labor Commission (DIRECCTE) to implement the plan. The reduction is substantially complete at the end of the third quarter. However, the Company expects to incur other cost of up to approximately $500, which are likely to be recognized through the first half of 2018. Restructuring income of $549 and charges of $3,173 were recognized during the three and nine months ended September 30, 2017. No similar amounts were recorded during the three and nine months ended September 30, 2016. The restructuring income resulted from a retirement indemnity curtailment gain of $549 in the three months ended September 30, 2017 associated with the reduction of certain defined benefit retirement plan liabilities due to the reduction in force.
The following table sets forth activities for the Company’s cost reduction plan obligations for the nine months ended September 30, 2017. There were no restructuring related charges in the nine months ended September 30, 2016:

Severance Obligation:	2017

Balance of accrued costs at January 1,	$—
Charges for employee severance, benefits and other	3,722
Payments	(2,164)
Foreign currency impact	368
Balance of accrued costs at September 30,	$1,926
Total accrued employee severance in the Company’s condensed consolidated balance sheet at September 30, 2017 is included under current liabilities in “Accrued expenses.”
NOTE 11 : Net Income (Loss) Per Share
Basic net income (loss) per share is calculated using the weighted average number of shares outstanding during each period. The diluted net income (loss) per share calculation includes the impact of dilutive equity compensation awards and contingent consideration warrants.

A reconciliation of basic and diluted net income (loss) per share, together with the related shares outstanding in thousands is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Income (Loss) Per Share:	2017	2016	2017	2016

Net income (loss)	$21,679	$(19,994)	$76,516	$(46,010)

Weighted average shares:
Basic shares	40,061	41,241	40,839	41,241
Effect of dilutive securities—options and warrants outstanding	1,278	—	1,355	—
Diluted shares	41,339	41,241	42,194	41,241

Net income (loss) per share - basic	$0.54	$(0.48)	$1.87	$(1.12)
Net income (loss) per share - diluted	$0.52	$(0.48)	$1.81	$(1.12)

Potential common shares of 5,008 and 6,860 were excluded from the calculation of weighted average shares for the three months ended September 30, 2017 and 2016, respectively, because their effect was considered to be anti-dilutive. Potential common shares of 5,086 and 6,860 were excluded from the calculation of weighted average shares for the nine months ended September 30, 2017 and 2016, respectively, because their effect was considered to be anti-dilutive.
NOTE 12 : Comprehensive Income (Loss)
The following table shows the components of accumulated other comprehensive loss for the three and nine months ended September 30, 2017 and 2016, respectively, net of tax effects:

	Three Months Ended September 30,		Nine Months Ended September 30,
Accumulated Other Comprehensive Loss:	2017	2016	2017	2016

Foreign currency translation adjustment:
Beginning balance	$(23,089)	$(19,952)	$(23,336)	$(22,312)
Foreign currency translation gain (loss)	(229)	1,567	18	3,927
Balance at September 30,	$(23,318)	$(18,385)	$(23,318)	$(18,385)

Unrealized gain (loss) on marketable securities, net
Beginning balance	$409	$1,102	$(229)	$(345)
Net other comprehensive income (loss), net of $92, $152, $0 and ($49) tax, respectively	(512)	(2,405)	126	(958)
Balance at September 30,	$(103)	$(1,303)	$(103)	$(1,303)
Accumulated other comprehensive loss at September 30,	$(23,421)	$(19,688)	$(23,421)	$(19,688)

The effect on the Company’s condensed consolidated financial statements of amounts reclassified out of accumulated other comprehensive loss was immaterial for all periods presented.

NOTE 13 : Shareholders’ Equity
The following table presents a reconciliation of the Company’s beginning and ending balances in shareholders’ equity for the nine months ended September 30, 2017:

Shareholders' Equity:	2017

Shareholders' equity - January 1,	$42,069
Net income	76,516
Adjustment to accumulated deficit (see Note 2)	(11,156)
Other comprehensive income	144
Stock option exercised	377
Stock-based compensation expense	6,019
Share repurchases	(17,506)
Shareholders' equity - September 30,	$96,463

Share Repurchases
In March 2017, the Board of Directors approved an authorization to repurchase up to $25,000 of Avadel ordinary shares represented by American Depositary Shares. Under this authorization, which has an indefinite duration, share repurchases may be made in the open market, in block transactions on or off the exchange, in privately negotiated transactions, or through other means as determined by the Board of Directors and in accordance with the regulations of the Securities and Exchange Commission. The timing and amount of repurchases, if any, will depend on a variety of factors, including the price of our shares, cash resources, alternative investment opportunities, corporate and regulatory requirements and market conditions. This share repurchase program may be modified, suspended or discontinued at any time without prior notice. We may also from time to time establish a trading plan under Rule 10b5-1 of the Securities and Exchange Act of 1934 to facilitate purchases of our shares under this program. As of September 30, 2017, the Company had repurchased 1,673 ordinary shares for $17,506, of which $799 remained unsettled within accounts payable at September 30, 2017.
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
The following table presents a summary of total revenues by these products:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues by Product:	2017	2016	2017	2016

Bloxiverz	$9,920	$15,591	$37,541	$65,958
Vazculep	9,573	9,340	29,906	29,167
Akovaz	18,561	5,568	65,110	5,568
Other	1,093	841	5,452	4,165
Total product sales and services	39,147	31,340	138,009	104,858
License and research revenue	528	747	484	2,303
Total revenues	$39,675	$32,087	$138,493	$107,161

NOTE 15 : Commitments and Contingencies
Litigation
The Company is subject to potential liabilities generally incidental to our business arising out of present and future lawsuits and claims related to product liability, personal injury, contract, commercial, intellectual property, tax, employment, compliance and other matters that arise in the ordinary course of business. The Company accrues for potential liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. At September 30, 2017 and December 31, 2016, there were no contingent liabilities with respect to any threat of litigation, arbitration or administrative or other proceeding that are reasonably likely to have a material adverse effect on the Company’s consolidated financial position, results of operations, cash flows or liquidity.
Material Commitments
The Company has a commitment to purchase finished product from a contract manufacturer for a six-year period commencing in 2018. Commitments for this arrangement, at maximum quantities and at contractual prices over the remaining life of the contract, and excluding any waived commitments, are as follows for the years ended December 31:

Purchase Commitment:	Balance

2018	$3,241
2019	3,704
2020	3,704
2021	3,704
2022	3,704
Thereafter	3,704
Total	$21,761

Other than commitments disclosed in Note 14 - Contingent Liabilities and Commitments to the Company's consolidated financial statements included in Part II, Item 8 of the Company’s 2016 Annual Report on Form 10-K and those noted above, there were no other material commitments outside of the normal course of business. Material commitments in the normal course of business include long-term debt and post-retirement benefit plan obligations which are disclosed in Note 9 - Long-Term Debt and Note 12 – Post-Retirement Benefit Plans, respectively, to the Company's consolidated financial statements included in Part II, Item 8 of the Company’s 2016 Annual Report on Form 10-K and long-term contingent consideration payable as disclosed in Note 7 – Long-Term Related Party Payable, to the Company's condensed consolidated financial statements included in Part I, Item 1 of this report.

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

•
the acquisition of commercial and or late-stage products or businesses. On September 1, 2017, the Company entered into an Exclusive License and Assignment Agreement ("ELAA") with Serenity Pharmaceuticals, LLC . The ELAA grants the Company the sole right to commercialize and further develop Noctiva™ in the United States. Noctiva is a proprietary low-dose formulation of desmopressin acetate administered through a patent-protected intranasal delivery system. It is the first and only product approved by the U.S. Food and Drug Administration (“FDA”) for the treatment of nocturia due to nocturnal polyuria. Additionally, the Company markets three branded pediatric-focused pharmaceutical products in the primary care space, and a 510(k) approved device all of which were purchased through the acquisition of FSC Laboratories and FSC Pediatrics ("FSC") on February 5, 2016. We will consider further acquisitions and the Company continues to look for assets that could fit strategically into our current or potential future commercial sales force.

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
Further details about the reincorporation, the Merger and the Merger Agreement are contained in our definitive proxy statement filed with the Securities and Exchange Commission on May 1, 2017, and within the Company's 2016 Annual Report on Form 10-K.
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
Strategy
The Company's business strategy is designed to drive overall sales and earnings growth while maintaining a return on invested capital at an appropriate premium above the Company's cost of capital. Our key areas of focus address the most significant opportunities and challenges we face, including:

•
Unapproved to Approved Marketed Drug Development: The Company derives a majority of its sales and cash flow from FDA approvals through this “unapproved-to-approved” strategy for three products: Bloxiverz® (neostigmine methylsulfate injection), Vazculep® (phenylephrine hydrochloride injection) and Akovaz® (ephedrine sulfate injection). During the three months ended September 30, 2017 the Company generated $38,054 of sales from these products compared to $30,499 in the same period of 2016, respectively. During the nine months ended September 30, 2017 the Company generated $132,557 of sales from these products compared to $100,693 in the same period of 2016, respectively.

◦
Bloxiverz, which had sales of $9,920 and $37,541 for the three and nine months ended September 30, 2017, respectively, was approved by the FDA on May 31, 2013, and is currently being marketed in the U.S.

◦
Vazculep, which had sales of $9,573 and $29,906 for the three and nine months ended September 30, 2017, respectively, was approved by the FDA on September 27, 2014 and launched in October 2014 in the U.S.

◦
Akovaz, which had sales of $18,561 and $65,110 for the three and nine months ended September 30, 2017, respectively, was approved by the FDA April 29, 2016. The Company began marketing this product in August 2016.

Each of the above products is currently sold in the United States by Avadel’s subsidiary Avadel Legacy Pharmaceuticals, LLC (formerly Éclat). Through our acquisition of Éclat, we obtained marketing and licensing knowledge of the commercial and regulatory processes in the U.S. and E.U, which. we believe has enhanced our ability to identify drug product candidates for development, leverage new opportunities for the application of our drug delivery platforms, and license and market products in the U.S and E.U. The cash flow generated from these products, among other things, is used to fund our second strategy, the development and commercialization of drug delivery products.

•
Development and Commercialization of the Company’s Drug Delivery Pipeline Products: In addition to the unapproved to approved drug development strategy, the Company is continuing to advance the development of our innovative drug delivery platforms. We have enhanced our ability to identify new product candidates and to pursue commercial opportunities associated with our drug delivery platforms. The Company’s drug delivery platforms allow the creation of competitive and differentiated drug product profiles (e.g., with improved pharmacokinetics, efficacy and/or safety). We own and develop drug delivery platforms that address key formulation challenges, leading to the development of differentiated drug products for administration in various forms (e.g., capsules, tablets, sachets or liquid suspensions for oral use; or injectables for subcutaneous administration) and can be applied to a broad range of drugs (novel, already-marketed, or off-patent). Application of these technologies to pharmaceuticals allows us to protect our potential products through patent protection and product differentiation. As a result of developing our own drug delivery platforms our business is now less dependent on the development activities performed by partners, and relies more on the development of our own, self-funded, products. Our proprietary drug delivery platforms include:

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
Several products formulated using our proprietary drug delivery platforms are currently under various stages of development for possible marketing either by the Company and/or by partners via licensing/distribution agreements. In particular, the Company has started a Phase III trial, titled “A Double-blind, Randomized, Placebo Controlled, Two Arm Multi-Center Study to Assess the Efficacy and Safety of a Once Nightly Formulation of Sodium Oxybate for Extended-Release Oral Suspension ("FT218") for the Treatment of Excessive Daytime Sleepiness and Cataplexy in Subjects with Narcolepsy,” We have branded this trial REST-ON. On October 6, 2016, the Company announced that our Irish subsidiary, Avadel Ireland Holdings, has reached agreement with the U.S. Food and Drug Administration (FDA) for the design and planned analysis of the noted Phase III clinical trial of FT218, a once nightly formulation of sodium oxybate utilizing the Company’s proprietary drug delivery platform, Micropump®. The agreement was reached through the Special Protocol Assessment ("SPA") process. A SPA is an acknowledgment by FDA that the design and planned analysis of the Company’s pivotal clinical trial of FT218 adequately addresses the objectives necessary to support a regulatory submission. In December 2016, the Company initiated patient enrollment and dosing for our REST-ON Phase III clinical trial to assess the safety and efficacy of our once nightly formulation of Micropump® sodium oxybate (FT218) for the treatment of excessive daytime sleepiness ("EDS") and cataplexy in patients suffering from narcolepsy. The sole-source market for sodium oxybate, dosed twice nightly, is estimated at $1.1 billion in 2016. We believe that our product could offer significant advantages over the existing product to narcolepsy patients.
•The key elements of our pipeline strategy include:

◦	Continuing to build commercially successful products utilizing Micropump®;

◦	Identifying opportunities and optimizing time-to-market for our LiquiTime® drug delivery platform;

◦	Maximizing the technical potential of our existing drug delivery platforms for developing new and proprietary products; and

◦	Developing and validating improved and complementary drug delivery platforms related to our current drug delivery capabilities.

•
Inorganic growth through Acquisitions and/or Partnerships: The Company maintains a strong balance sheet with substantial liquidity and no bank debt. As part of our overall enterprise strategy, the Company expects to explore and pursue appropriate inorganic growth opportunities that complement our drug delivery platforms or to acquire proprietary products that enhance profitability and cash flow. This was evidenced in September 2017 with the execution of the ELAA with Serenity Pharmaceuticals, LLC to commercialize and further develop Noctiva in the United States. Additionally, the Company will leverage the capabilities of our existing and future proprietary products and/or drug delivery platforms with pharmaceutical and biotechnology partnerships or licensing transactions. As an example in 2015, the Company completed a licensing transaction for exclusive U.S. rights to our LiquiTime® technology-based Over-the-Counter ("OTC") products which was licensed to Elan Pharma International Limited.

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

•
Access to and Cost of Capital: The process of raising capital and associated cost of such capital for a company of our financial profile can be difficult and potentially expensive. If the need were to arise to raise additional capital, access to that capital may be difficult and/or expensive and, as a result, could create liquidity challenges for the Company.

Highlights of our condensed consolidated results for the three and nine months ended September 30, 2017 are as follows:

•
Revenue was $39,675 and $138,493 for the three and nine months ended September 30, 2017, compared to $32,087 and $107,161 in the same period last year, respectively. This increase was primarily the result of the launch of Akovaz in August 2016 partially offset by declines in Bloxiverz unit volumes and net selling price as a result of additional competition.

•
Operating income was $26,118 and $93,585 for the three and nine months ended September 30, 2017, compared to operating loss of $16,190 and $22,029 for the same period last year, respectively. The primary reasons for the increase in operating income for the three months ended September 30, 2017 were changes in the fair value of related party contingent consideration and the gross margin on $7,807 of higher product sales and services. The company recognized a $9,906 gain resulting from changes in the fair value of related party contingent consideration for the three months ended September 30, 2017 compared to a loss of $20,848 in the same period last year. The primary reasons for the increase in operating income for the nine months ended September 30, 2017 was also due to changes in the fair value of related party contingent consideration, as well as an increased gross margin on an increase in product sales and services of $33,151 and a decrease in intangible asset amortization expense of $9,226. The company recognized a $30,107 gain resulting from changes in the fair value of related party contingent consideration for the nine months ended September 30, 2017 compared to a loss of $52,989 in the same period last year.

•	Net income was $21,679 and $76,516 for the three and nine months ended September 30, 2017, compared to a net loss of $19,994 and $46,010 in the same period last year, respectively.

•
Diluted net income per share was $0.52 and $1.81 for the three and nine months ended September 30, 2017, compared to a diluted net loss per share of $0.48 and $1.12 in the same period last year, respectively.

•
Cash and marketable securities declined $38,585 to $115,610 at September 30, 2017, from $154,195 at December 31, 2016. This decline was primarily due to $52,139 used to fund the ELAA and $16,707 for repurchases of our ordinary shares, partially offset by $30,478 in operating cash flow for the nine months ended September 30, 2017.

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
Our significant accounting policies are described in Note 1 of the audited consolidated financial statements included in our 2016 Form 10-K. The SEC suggests companies provide additional disclosure on those accounting policies considered most critical. The SEC considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgments and estimates on the part of management in its application. Our estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies” section of the MD&A in our 2016 Form 10-K. There were no significant changes to our critical accounting policies during the three months ended September 30, 2017.

Results of Operations
The following is a summary of our financial results (in thousands, except per share amounts) for the three months ended September 30, 2017 and 2016:

			Three Months Ended
	Three Months Ended September 30,		Increase / (Decrease)
			2017 vs. 2016
Comparative Statements of Income (Loss)	2017	2016	$	%

Product sales and services	$39,147	$31,340	$7,807	24.9%
License and research revenue	528	747	(219)	(29.3)%
Total revenues	39,675	32,087	7,588	23.6%
Operating expenses:
Cost of products and services sold	3,790	2,844	946	33.3%
Research and development expenses	8,095	8,143	(48)	(0.6)%
Selling, general and administrative expenses	11,563	12,740	(1,177)	(9.2)%
Intangible asset amortization	564	3,702	(3,138)	(84.8)%
(Gain) loss on changes in fair value of related party contingent consideration	(9,906)	20,848	(30,754)	(147.5)%
Restructuring costs (income)	(549)	—	(549)	n/a
Total operating expenses	13,557	48,277	(34,720)	(71.9)%
Operating income (loss)	26,118	(16,190)	42,308	261.3%
Investment income	1,110	490	620	126.5%
Interest expense	(263)	(264)	1	0.4%
Other income (expense) - changes in fair value of related party payable	768	(1,828)	2,596	142.0%
Foreign exchange gain (loss)	(133)	1,249	(1,382)	(110.6)%
Income (loss) before income taxes	27,600	(16,543)	44,143	266.8%
Income tax provision	5,921	3,451	2,470	71.6%
Net income (loss)	$21,679	$(19,994)	$41,673	208.4%
Income (loss) per share - diluted	$0.52	$(0.48)	$1.00	208.3%

The following is a summary of our financial results (in thousands, except per share amounts) for the nine months ended September 30, 2017 and 2016:

			Nine Months Ended
	Nine Months Ended September 30,		Increase / (Decrease)
			2017 vs. 2016
Comparative Statements of Income (Loss)	2017	2016	$	%

Product sales and services	$138,009	$104,858	$33,151	31.6%
License and research revenue	484	2,303	(1,819)	(79.0)%
Total revenues	138,493	107,161	31,332	29.2%
Operating expenses:
Cost of products and services sold	12,253	10,657	1,596	15.0%
Research and development expenses	22,093	21,135	958	4.5%
Selling, general and administrative expenses	35,804	33,491	2,313	6.9%
Intangible asset amortization	1,692	10,918	(9,226)	(84.5)%
Changes in fair value of related party contingent consideration	(30,107)	52,989	(83,096)	(156.8)%
Restructuring costs	3,173	—	3,173	n/a
Total operating expenses	44,908	129,190	(84,282)	(65.2)%
Operating income (loss)	93,585	(22,029)	115,614	524.8%
Investment income	2,689	1,080	1,609	149.0%
Interest expense	(789)	(702)	(87)	12.4%
Other income (expense) - changes in fair value of related party payable	2,988	(6,135)	9,123	148.7%
Foreign exchange loss	(127)	(12)	(115)	(958.3)%
Income (loss) before income taxes	98,346	(27,798)	126,144	453.8%
Income tax provision	21,830	18,212	3,618	19.9%
Net income (loss)	$76,516	$(46,010)	$122,526	266.3%
Income (loss) per share - diluted	$1.81	$(1.12)	$2.93	261.6%
The revenues for each of the Company's significant products for the three months ended September 30, 2017 and 2016 are as follows:

			Three Months Ended
	Three Months Ended September 30,		Increase / (Decrease)
			2017 vs. 2016
Revenues:	2017	2016	$	%

Bloxiverz	$9,920	$15,591	$(5,671)	(36.4)%
Vazculep	9,573	9,340	233	2.5%
Akovaz	18,561	5,568	12,993	233.4%
Other	1,093	841	252	30.0%
Total product sales and services	39,147	31,340	7,807	24.9%
License and research revenue	528	747	(219)	(29.3)%
Total revenues	$39,675	$32,087	$7,588	23.6%

Product sales and services revenues were $39,147 for the three months ended September 30, 2017 compared to $31,340 for the same prior year period. Bloxiverz’s revenue declined $5,671 when compared to the same period last year, primarily due to a loss of market share and decrease in net selling price driven largely by two factors: a) lost business as a result of a new competitor in the neostigmine market who entered the market in the first quarter of 2016 and b) a new molecule approved by the FDA in late 2015 and launched in 2016 with a similar indicated use as Bloxiverz. Vazculep’s revenue was up slightly as the phenylephrine market for which this product is used was largely unchanged. Revenue from Akovaz increased $12,993 due to its launch in August 2016. Other revenues, which includes our pediatric products, were up slightly in the third quarter of 2017 when compared to the prior year's quarter. Revenues from our pediatric products were $1,911 for the three months ended September 30, 2017, compared to $390 in the same period last year.
License and research revenue was $528 for the three months ended September 30, 2017 compared to $747 in the same period last year.
The revenues for each of the Company's significant products for the nine months ended September 30, 2017 were as follows:

			Nine Months Ended
	Nine Months Ended September 30,		Increase / (Decrease)
			2017 vs. 2016
Revenues:	2017	2016	$	%

Bloxiverz	$37,541	$65,958	$(28,417)	(43.1)%
Vazculep	29,906	29,167	739	2.5%
Akovaz	65,110	5,568	59,542	1,069.4%
Other	5,452	4,165	1,287	30.9%
Total product sales and services	138,009	104,858	33,151	31.6%
License and research revenue	484	2,303	(1,819)	(79.0)%
Total revenues	$138,493	$107,161	$31,332	29.2%

Product sales and services revenues were $138,009 for the nine months ended September 30, 2017 compared to $104,858 for the same prior year period. Revenues for the nine months ended September 30, 2016 include $5,981 in additional non-recurring revenue as a result of our change in accounting estimate previously described in our Form 10-K for the year ended December 31, 2016. Excluding the impact of this revenue change, total product sales and services for the nine months ended September 30, 2016 would have been $98,877. Bloxiverz’s revenue declined $28,417 when compared to the same period last year, primarily due to a $23,820 loss of market share and decrease in net selling price driven largely by two factors: a) lost business as a result of a new competitor in the neostigmine market who entered the market in the first quarter of 2016 and b) a new molecule approved by the FDA in late 2015 and launched in 2016 with a similar indicated use as Bloxiverz. The decline in Bloxiverz revenue was also due to the non-recurring effect of the change in the revenue estimate, noted above, of $4,597. Vazculep’s revenue was up slightly as a $2,123 increase in price and volume was partially offset by the effect of the non-recurring revenue estimate change of $1,384. Revenue from Akovaz, which was launched in August 2016, contributed $65,110 to product sales for the nine months ended September 30, 2017. Other revenues, which includes our pediatric products, were up $1,287 in the nine months ended September 30, 2017 compared to the same prior year period. Revenues from our pediatric products, which were acquired in February 2016 were $5,355 for the nine months ended September 30, 2017, compared to $2,963 in the same period last year.
License and research revenue was $484 for the nine months ended September 30, 2017 compared to $2,303 in the same period last year. In the second quarter of 2017, the Company made a determination that the performance period associated with a specific license will be longer than previously estimated and, accordingly, increased the amortization period to better match the contractual requirements of the license. Use of this longer amortization period had the effect of reducing license revenue recognized in the nine months ended September 30, 2017 by $1,819 when compared to the same period last year.

			Three Months Ended
	Three Months Ended September 30,		Increase / (Decrease)
			2017 vs. 2016
Cost of Products and Services Sold:	2017	2016	$	%

Cost of products and services sold	$3,790	$2,844	$946	33.3%
Percentage of sales	9.6%	8.9%

Cost of products and services sold increased $946 or 33.3% during the three months ended September 30, 2017 compared to the same prior year period. As a percentage of sales, cost of products sold was up slightly to 9.6% compared to 8.9% as a result of product mix changes.

			Nine Months Ended
	Nine Months Ended September 30,		Increase / (Decrease)
			2017 vs. 2016
Cost of Products and Services Sold:	2017	2016	$	%

Cost of products and services sold	$12,253	$10,657	$1,596	15.0%
Percentage of sales	8.8%	9.9%

Cost of products and services sold increased $1,596 or 15.0% compared to the same prior year period. As a percentage of sales, cost of products sold was slighly lower than the prior year period due primarily to $1,525 of inventory reserve adjustments recorded during the first quarter of 2016 that did not recur in 2017.

			Three Months Ended
	Three Months Ended September 30,		Increase / (Decrease)
			2017 vs. 2016
Research and Development Expenses:	2017	2016	$	%

Research and development expenses	$8,095	$8,143	$(48)	(0.6)%
Percentage of sales	20.4%	25.4%

Research and development expenses were largely unchanged when compared to the same period last year. The Company continues to spend a substantial portion of its research and development spending on its Phase III FT218 clinical study.

			Nine Months Ended
	Nine Months Ended September 30,		Increase / (Decrease)
			2017 vs. 2016
Research and Development Expenses:	2017	2016	$	%

Research and development expenses	$22,093	$21,135	$958	4.5%
Percentage of sales	16.0%	19.7%

Research and development expenses increased $958 as compared to the same period in 2016. This increase is due to higher spending associated with our Phase III FT218 clinical study. A substantial portion of the Company's research and development spending is associated with its Phase III FT218 clinical study.

			Three Months Ended
	Three Months Ended September 30,		Increase / (Decrease)
			2017 vs. 2016
Selling, General and Administrative Expenses:	2017	2016	$	%

Selling, general and administrative expenses	$11,563	$12,740	$(1,177)	(9.2)%
Percentage of sales	29.1%	39.7%

Selling, general and administrative expenses decreased $1,177 during the three months ended September 30, 2017 as compared to the same prior year period. This decrease was largely due to a decrease in stock based compensation expense of $2,136 period over period, partially offset by higher payroll and benefit costs of $584 as we continue to add people to support the future growth of the business.

			Nine Months Ended
	Nine Months Ended September 30,		Increase / (Decrease)
			2017 vs. 2016
Selling, General and Administrative Expenses:	2017	2016	$	%

Selling, general and administrative expenses	$35,804	$33,491	$2,313	6.9%
Percentage of sales	25.9%	31.3%

Selling, general and administrative expenses increased $2,313 as compared to the same prior year period. This increase was primarily due to higher payroll and benefit costs of $2,813 as we continue to add people to support the future growth of the business. Additionally, we incurred higher advertising and promotion costs of $1,247 primarily associated with certain business development activities and pre-launch marketing research studies for sodium oxybate. This increase was partially offset by a decrease in stock based compensation expense of $2,971 period over period.

			Three Months Ended
	Three Months Ended September 30,		Increase / (Decrease)
			2017 vs. 2016
Intangible Asset Amortization:	2017	2016	$	%

Intangible asset amortization	$564	$3,702	$(3,138)	(84.8)%
Percentage of sales	1.4%	11.5%

Intangible asset amortization expense decreased $3,138 during the three months ended September 30, 2017 as compared to the same prior year period as the Bloxiverz in process R&D asset was fully amortized as of December 31, 2016.

			Nine Months Ended
	Nine Months Ended September 30,		Increase / (Decrease)
			2017 vs. 2016
Intangible Asset Amortization:	2017	2016	$	%

Intangible asset amortization	$1,692	$10,918	$(9,226)	(84.5)%
Percentage of sales	1.2%	10.2%

Intangible asset amortization expense decreased $9,226 compared to the same prior year period as the Bloxiverz in process R&D asset was fully amortized as of December 31, 2016.

			Three Months Ended
	Three Months Ended September 30,		Increase / (Decrease)
			2017 vs. 2016
Changes in Fair Value of Related Party Contingent Consideration:	2017	2016	$	%

(Gain)/loss - changes in fair value of related party contingent consideration	$(9,906)	$20,848	$(30,754)	(147.5)%
Percentage of sales	(25.0)%	65.0%

We compute the fair value of the related party contingent consideration using several significant assumptions and when these assumptions change, due to underlying market conditions or other factors, the fair value of these liabilities change as well.
As a result, changes in the estimates of the underlying assumptions used to determine the fair values of a) our acquisition-related contingent consideration earn-out payments - Éclat, b) acquisition related warrants and c) acquisition related FSC royalty liabilities we recorded a gain of $9,906 to reduce the fair value of these liabilities in the third quarter of 2017 compared to an expense of

$20,848 to increase the fair value of these liabilities in the third quarter of 2016. As noted in our critical accounting estimates, described in our December 31, 2016 Form 10-K, there are numerous estimates we use when determining the fair value of the acquisition-related earn-out payments - Éclat. These estimates include the long-term pricing environment, market size, the market share the related products are forecast to achieve, the cost of goods related to such products and an appropriate discount rate to use when present valuing the related cash flows.
For the three months ended September 30, 2017, as a result of changes to these estimates when compared to these same estimates at June 30, 2017, we recognized a gain of $7,685 to lower the fair value of acquisition related liabilities for the Éclat products primarily as a result of changes in the pricing environment for Akovaz and a weaker long-term sales and gross profit outlook for Bloxiverz due to increased competition. Additionally, we decreased the fair value of the acquisition related warrants which resulted in a gain of $2,173, primarily due to changes in the AVDL stock price at September 30, 2017 compared to June 30, 2017, changes in the volatility of AVDL stock and a shorter remaining term of the warrants.
For the three months ended September 30, 2016, as a result of changes to these estimates when compared to the same estimates at June 30, 2016 we recognized expense of $19,720 to increase the fair value of acquisition related liabilities for the Éclat products primarily as a result at that time of a stronger long-term sales and gross profit outlook for Bloxiverz. Additionally, we increased the fair value of the acquisition related warrants which resulted in an expense of $2,058 primarily due to changes in the AVDL stock price at September 30, 2016 compared to June 31, 2016, changes in the volatility of AVDL stock, partiality offset by a shorter remaining term of the warrants.
Each of the underlying assumptions used to determine the fair values of these contingent liabilities can, and often do, change based on adjustments in current market conditions, competition and other factors. These changes can have a material impact on our consolidated statements of income (loss), balance sheet and cash flows.

			Nine Months Ended
	Nine Months Ended September 30,		Increase / (Decrease)
			2017 vs. 2016
Changes in Fair Value of Related Party Contingent Consideration:	2017	2016	$	%

(Gain)/ loss - changes in fair value of related party contingent consideration	$(30,107)	$52,989	$(83,096)	(156.8)%
Percentage of sales	(21.7)%	49.4%

We compute the fair value of the related party contingent consideration using several significant assumptions and when these assumptions change, due to underlying market conditions the fair value of these liabilities change as well.
As a result changes in the estimates of the underlying assumptions used to determine the fair values of a) our acquisition-related contingent consideration earn-out payments - Éclat, b) acquisition related warrants and c) acquisition related FSC royalty liabilities we recorded a gain of $30,107 to reduce the fair value of these liabilities for the nine months ended September 30, 2017 compared to an expense of $52,989 to increase the fair value of these liabilities for the nine months ended September 30, 2016. As noted in our critical accounting estimates, there are numerous estimates we use when determining the fair value of the acquisition-related earn-out payments - Éclat. These estimates include the long-term pricing environment, market size, the market share the related products are forecast to achieve, the cost of goods related to such products and an appropriate discount rate to use when present valuing the related cash flows.
For the nine months ended September 30, 2017, as a result of changes to these estimates when compared to the same estimates at December 31, 2016, we recognized a gain of $28,453 to lower the fair value of acquisition related liabilities for the Éclat products primarily as a result of changes in the pricing environment for Akovaz and a weaker long-term sales and gross profit outlook for Bloxiverz due to more competition. Additionally, we decreased the fair value of the acquisition related warrants which resulted in a gain of of $2,990, primarily due to changes in the AVDL stock price at September 30, 2017 compared to December 31, 2016, changes in the volatility of AVDL stock, partially offset by a shorter remaining term of the warrants.
For the nine months ended September 30, 2016, as a result of changes to these estimates when compared to the same estimates at December 31, 2015 we recognized expense of $58,081 to increase the fair value of acquisition related liabilities for the Éclat products primarily as a result at that time of a stronger long-term sales and gross profit outlook for Bloxiverz. Additionally, we reduced the fair value of the acquisition related warrants which resulted in a gain of $3,097 primarily due to changes in the AVDL stock price at September 30, 2016 compared to December 31, 2015, changes in the volatility of AVDL stock partially offset by a shorter remaining term of the warrants.

Each of the underlying assumptions used to determine the fair values of these contingent liabilities can, and often do, change based on adjustments in current market conditions, competition and other factors. These changes can have a material impact on our consolidated statements of income (loss), balance sheet and cash flows.

			Three Months Ended
	Three Months Ended September 30,		Increase / (Decrease)
			2017 vs. 2016
Restructuring Costs	2017	2016	$	%

Restructuring (income) costs	$(549)	$—	$(549)	n/a
Percentage of sales	(1.4)%	—%

We recorded a reduction of $549 in restructuring charges during the three months ended September 30, 2017. During the first quarter of 2017, we announced a plan to reduce our workforce at our Lyon, France site by approximately 50%.  This reduction is an effort to align the Company's cost structure with our ongoing and future planned projects. In July 2017, the Company completed negotiations with the works council and received approval from the French Labor Commission to implement the plan. The reduction was substantially complete at the end of the third quarter. However, the Company expects to incur additional restructuring costs of up to approximately $500, which are likely to be recognized through the first half of 2018. The Company recorded a curtailment gain of $549 in the three months ended September 30, 2017 associated with the reduction of certain defined benefit retirement plan liabilities due to the reduction in force.

			Nine Months Ended
	Nine Months Ended September 30,		Increase / (Decrease)
			2017 vs. 2016
Restructuring Costs	2017	2016	$	%

Restructuring costs	$3,173	$—	$3,173	n/a
Percentage of sales	2.3%	—%

Restructuring charges of $3,173 were recognized during the nine months ended September 30, 2017 associated with the workforce reduction noted above.

			Three Months Ended
	Three Months Ended September 30,		Increase / (Decrease)
			2017 vs. 2016
Other Income (Expense) - Changes in Fair Value of Related Party Payable	2017	2016	$	%

Changes in fair value of related party payable	$768	$(1,828)	$2,596	142.0%
Percentage of sales	1.9%	(5.7)%

We recorded a gain of $768 to reduce the fair value of related party payables during the three months ended September 30, 2017 due to the same reasons associated with the Éclat product sales described in the section Changes in fair value of related party contingent consideration for this period.  As noted in our critical accounting estimates described in the December 31, 2016 Form 10-K, there are a number of estimates we use when determining the fair value of the related party payable payments. These estimates include the long-term pricing environment, market size, the market share the related products are forecast to achieve and an appropriate discount rate to use when present valuing the related cash flows. These estimates can and often do change based on changes in current market conditions, competition and other factors.
We recorded expense of $1,828 to increase the fair value of these liabilities during the three months ended September 30, 2016 due to the same reasons associated with the Éclat product sales described in the section Changes in fair value of related party contingent consideration for this period.  As noted in our critical accounting estimates, there are a number of estimates we use when determining the fair value of the related party payable payments. These estimates include the long-term pricing environment, market size, the market share the related products are forecast to achieve and an appropriate discount rate to use when present valuing the related cash flows. These estimates can and often do change based on changes in current market conditions, competition and other factors.

			Nine Months Ended
	Nine Months Ended September 30,		Increase / (Decrease)
			2017 vs. 2016
Other Income (Expense) - Changes in Fair Value of Related Party Payable	2017	2016	$	%

Changes in fair value of related party payable	$2,988	$(6,135)	$9,123	148.7%
Percentage of sales	2.2%	(5.7)%

We recorded a gain of $2,988 to reduce the fair value of these liabilities during the nine months ended September 30, 2017 due to the same reasons associated with the Éclat product sales described in the section Changes in fair value of related party contingent consideration for this period.  As noted in our critical accounting estimates described in the December 31, 2016 Form 10-K, there are a number of estimates we use when determining the fair value of the related party payable payments. These estimates include the long-term pricing environment, market size, the market share the related products are forecast to achieve and an appropriate discount rate to use when present valuing the related cash flows. These estimates can and often do change based on changes in current market conditions, competition and other factors.
We recorded expense of $6,135 to increase the fair value of these liabilities during the nine months ended September 30, 2016 due to the same reasons associated with the Éclat product sales described in the section Changes in fair value of related party contingent consideration for this period.  As noted in our critical accounting estimates, there are a number of estimates we use when determining the fair value of the related party payable payments. These estimates include the long-term pricing environment, market size, the market share the related products are forecast to achieve and an appropriate discount rate to use when present valuing the related cash flows. These estimates can and often do change based on changes in current market conditions, competition and other factors.

			Three Months Ended
	Three Months Ended September 30,		Increase / (Decrease)
			2017 vs. 2016
Investment Income:	2017	2016	$	%

Investment income	$1,110	$490	$620	126.5%
Percentage of sales	2.8%	1.5%

Investment income increased $620 during the three months ended September 30, 2017 as compared to the same prior year period as gains were realized on a higher volume of sales of marketable securities period over period.

			Nine Months Ended
	Nine Months Ended September 30,		Increase / (Decrease)
			2017 vs. 2016
Investment Income:	2017	2016	$	%

Investment income	$2,689	$1,080	$1,609	149.0%
Percentage of sales	1.9%	1.0%

Investment income increased $1,609 during the nine months ended September 30, 2017 as compared to the same prior year period as gains were realized on a higher volume of sales of marketable securities period over period.

			Three Months Ended
	Three Months Ended September 30,		Increase / (Decrease)
			2017 vs. 2016
Income Tax Provision:	2017	2016	$	%

Income tax provision	$5,921	$3,451	$2,470	71.6%
Percentage of income (loss) before income taxes	21.5%	(20.9)%

The items accounting for the difference between the income tax provision computed at the statutory rate and the Company's effective tax rate for the three months ended September 30, 2017 and 2016, are as follows:

	Three Months Ended September 30,
	2017	2016

Statutory tax rate	12.5%	33.3%
International tax rates differential	24.9%	(3.6)%
Valuation allowance on net operating losses	(1.6)%	(2.0)%
Nondeductible contingent consideration	(12.8)%	(38.9)%
Other	(1.6)%	(9.6)%
Effective income tax rate	21.4%	(20.8)%

Income tax provision - at statutory tax rate	$3,449	$(5,509)
International tax rates differential	6,861	591
Valuation allowance on net operating losses	(438)	339
Nondeductible contingent consideration	(3,521)	6,436
Other	(430)	1,594
Income tax provision - at effective income tax rate	$5,921	$3,451

In 2016, we changed our jurisdiction of incorporation from France to Ireland by merging with and into our wholly owned Irish subsidiary. Accordingly, beginning in the fourth quarter of 2016, the Company reports the Irish tax jurisdiction as our domestic jurisdiction. For periods prior to the fourth quarter of 2016, the French tax jurisdiction was the domestic jurisdiction.
The income tax provision for the three months ended September 30, 2017 and 2016 was $5,921 and $3,451, respectively. The increase in the income tax provision for the three months ended September 30, 2017 is primarily the result of increases in income in the United States, which was partially offset by a reduction in the amount of nondeductible contingent consideration.

			Nine Months Ended
	Nine Months Ended September 30,		Increase / (Decrease)
			2017 vs. 2016
Income Tax Provision:	2017	2016	$	%

Income tax provision	$21,830	$18,212	$3,618	19.9%
Percentage of income (loss) before income taxes	22.2%	(65.5)%

The items accounting for the difference between the income tax provision computed at the statutory rate and the Company's effective tax rate for the nine months ended September 30, 2017 and 2016, are as follows:

	Nine Months Ended September 30,
	2017	2016

Statutory tax rate	12.5%	33.3%
International tax rates differential	20.5%	(13.3)%
Valuation allowance on net operating losses	0.5%	(15.3)%
Nondeductible contingent consideration	(10.9)%	(62.0)%
Other	(0.3)%	(8.2)%
Effective income tax rate	22.3%	(65.5)%

Income tax provision - at statutory tax rate	$12,294	$(9,257)
International tax rates differential	20,120	3,706
Valuation allowance on net operating losses	476	4,252
Nondeductible contingent consideration	(10,751)	17,236
Other	(309)	2,275
Income tax provision - at effective income tax rate	$21,830	$18,212

The income tax provision for the nine months ended September 30, 2017 and 2016 was $21,830 and $18,212, respectively. The increase in the income tax provision for the nine months ended September 30, 2017 is primarily the result of increases in income in the United States and Ireland, which was partially offset by a reduction in the amount of nondeductible contingent consideration.
Liquidity and Capital Resources
The Company's cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the following table:

			Nine Months Ended
	Nine Months Ended September 30,		Increase / (Decrease)
			2017 vs. 2016
Net cash provided by (used in):	2017	2016	$	%

Operating activities	$30,478	$11,160	$19,318	173.1%
Investing activities	(15,167)	(50,088)	34,921	69.7%
Financing activities	(17,292)	(8,012)	(9,280)	(115.8)%

Operating Activities
Net cash provided by operating activities of $30,478 for the nine months ended September 30, 2017 increased $19,318 compared to the same prior year period. This increase in operating cash flow is primarily due to higher cash earnings (net income or loss adjusted for non-cash credits and charges) of $21,755 when compared to the same period last year, largely driven from higher gross margin (revenues less cost of goods sold) on the increase in revenues. The increase in operating cash flow was partially offset by lower cash provided by changes in operating assets and liabilities of $2,437 when compared to the same period last year. Cash used for earn-out payments on related party contingent consideration in excess of acquisition-date fair value increased $11,899 when compared to the same period last year. This increase is driven from high payments due to high royalty bearing revenues and a shift in the classification of these payments from financing activities to operating activities. For a period of time in 2016, the cumulative life-to-date payments had not yet reached the original fair value of the related liabilities established as part of the purchase price allocation of the Éclat acquisition, and as such, the Company classified all such payments within financing activities. Payments less than the original fair value totaling $6,834 were classified within financing activities for the nine months ended September 30, 2016, compared to the same period in 2017 during which all such cash payments were classified as operating activities as the Company had exceeded the original fair value of the related liabilities established as part of the purchase price allocation of the Éclat acquisition.

Investing Activities
Cash used in investing activities of $15,167 for the nine months ended September 30, 2017 decreased $34,921 compared to the same prior year period. This decrease was primarily due to less net cash used in the purchase and redemption of marketable securities offset partially by $52,139 used to fund the ELAA. During the nine months ended September 30, 2017, we generated cash through the sales of net marketable securities (sales of marketable securities less purchases) of $37,505 compared to net purchases of marketable securities of $49,716 for the nine months ended September 30, 2016.
Financing Activities
Cash used in financing activities of $17,292 for the nine months ended September 30, 2017 increased $9,280 compared to the same prior year period. The increase was primarily attributed to our use of $16,707 in cash for share repurchases during the nine months ended September 30, 2017 that did not occur in 2016. This increase was partially offset by a decrease in cash used for earn-out payments for related party contingent consideration of $6,990. See Operating Activities for an explanation of the lower earn-out payments for related party contingent consideration.
Liquidity and Risk Management
We believe that our existing cash and marketable securities balances and cash we expect to generate from operations will be sufficient in the next twelve months to fund our operations and to meet our existing obligations during this time period. The adequacy of our cash resources depends on many assumptions, including primarily our assumptions with respect to product revenues and expenses, the timing and amount of commercial launch expenses related to Noctiva, as well as the other factors set forth in Part II, Item 1A (“Risk Factors”) of this quarterly report on form 10-Q and under the caption “Risk Factors” within Part I, Item 1A of the Company’s 2016 Annual Report on Form 10-K filed with the SEC. To continue to grow our business, we will need to commit substantial resources, especially associated with the commercial launch of Noctiva, which could result in future losses and significantly reduce our liquidity. Our assumptions may prove to be wrong or other factors may adversely affect our business, and as a result we could exhaust or significantly decrease our available cash and marketable securities balances which could, among other things, force us to raise additional funds and/or force us to reduce our expenses, either of which could have a material adverse effect on our business.
In addition to the substantial resources we intend to commit to the commercial launch of Noctiva and the completion of our FT218 clinical trial, we will continue to evaluate a variety of strategic transactions as part of our strategy to acquire or in-license and develop additional products and product candidates. Acquisition opportunities that we pursue or have completed could materially affect our liquidity and capital resources and may require us to incur indebtedness, seek equity capital or both. Raising additional capital could be accomplished through one or more public or private debt or equity financings, collaborations or partnering arrangements. Any equity or equity-linked debt financing would be dilutive to our shareholders.
Share Repurchase Program
In March 2017, the Board of Directors approved an authorization to repurchase up to $25,000 of Avadel ordinary shares represented by American Depositary Shares. Under this authorization, which has an indefinite duration, share repurchases may be made in the open market, in block transactions on or off the exchange, in privately negotiated transactions, or through other means as determined by the Board of Directors and in accordance with the regulations of the Securities and Exchange Commission. The timing and amount of repurchases, if any, will depend on a variety of factors, including the price of our shares, cash resources, alternative investment opportunities, corporate and regulatory requirements and market conditions. This share repurchase program may be modified, suspended or discontinued at any time without prior notice. We may also from time to time establish a trading plan under Rule 10b5-1 of the Securities and Exchange Act of 1934 to facilitate purchases of our shares under this program. As of September 30, 2017, the Company had repurchased 1,673 ordinary shares for $17,506, of which $799 remained unsettled within accounts payable at September 30, 2017.

Other Matters
Litigation
The Company is subject to potential liabilities generally incidental to our business arising out of present and future lawsuits and claims related to product liability, personal injury, contract, commercial, intellectual property, tax, employment, compliance and other matters that arise in the ordinary course of business. The Company accrues for potential liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. At September 30, 2017 and December 31, 2016, there were no contingent liabilities with respect to any threat of litigation, arbitration or administrative or other proceeding that are reasonably likely to have a material adverse effect on the Company’s consolidated financial position, results of operations, cash flows or liquidity.
Material Commitments
The Company has a commitment to purchase finished product from a contract manufacturer for a six-year period commencing in 2018. Commitments for this arrangement, at maximum quantities and at contractual prices over the remaining life of the contract, and excluding any waived commitments, are as follows for the years ended December 31:

Purchase Commitment:	Balance

2018	$3,241
2019	3,704
2020	3,704
2021	3,704
2022	3,704
Thereafter	3,704
Total	$21,761
Other than commitments disclosed in Note 14 - Contingent Liabilities and Commitments to the Company's consolidated financial statements included in Part II, Item 8 of the Company’s 2016 Annual Report on Form 10-K and those noted above, there were no other material commitments outside of the normal course of business. Material commitments in the normal course of business include long-term debt and post-retirement benefit plan obligations which are disclosed in Note 9 - Long-Term Debt and Note 12 – Post-Retirement Benefit Plans, respectively, to the Company's consolidated financial statements included in Part II, Item 8 of the Company’s 2016 Annual Report on Form 10-K and long-term contingent consideration payable as disclosed in Note 7 – Long-Term Related Party Payable, to the Company's condensed consolidated financial statements included in Part I, Item 1 of this report.
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
Transactional exposure arises where transactions occur in currencies other than the functional currency. Transactions in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction. The resulting monetary assets and liabilities are translated into the appropriate functional currency at exchange rates prevailing at the balance sheet date and the resulting gains and losses are reported in foreign exchange gain (loss) in the consolidated statements of income (loss). As of September 30, 2017, our primary exposure to transaction risk related to USD net monetary assets and liabilities held by subsidiaries with a Euro functional currency. Realized and unrealized foreign exchange losses resulting from transactional exposure were $362 and $109 for the three and nine months ended September 30, 2017.
ITEM 4.     CONTROLS AND PROCEDURES.
Management of the Company, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2017, the end of the period covered by this quarterly report on Form 10-Q.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on their evaluation, as of the end of the period covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not effective because of the material weaknesses in our internal control over financial reporting as described in Item 9A in our Annual Report on Form 10-K as of December 31, 2016.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or 15d-15 that occurred during the nine months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the Company’s continued implementation of action plans to improve the effectiveness of our internal control over financial reporting and disclosure controls and procedures. While we have made progress in all areas of our remediation plan relating to the material weaknesses described in our Form 10-K as of December 31, 2016, we specifically focused on strengthening the design and documentation of controls around our significant non-routine and complex transactions and reserves for rebates and expired products to ensure these controls are operating with an appropriate level of precision. Our Audit Committee contributes to establishing the appropriate tone at the top by emphasizing to senior leadership the importance of a sound internal control environment and also by approving our remediation plan and the subsequent monitoring of our progress.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
The information contained in Note 15 – Commitments and Contingencies to the Company's condensed consolidated financial statements included in Part I, Item 1 of this Report is incorporated by reference herein.
ITEM 1A.    RISK FACTORS.
Risks related to our exclusive license agreement for Noctiva.
Consumer purchases of Noctiva are subject risks related to reimbursement from government agencies and other third parties.
We anticipate that a substantial majority of our Noctiva sales will be reimbursed by third-party payors such as the Medicare Part D program in the U.S. and private health insurance companies. The commercial success of Noctiva will therefore depend substantially on the availability and levels of reimbursements by these payors. Government authorities and private health insurance companies decide which drugs they will cover and establish payment levels, and we cannot guaranty the availability or levels of any such reimbursements for Noctiva. If reimbursement for Noctiva is unavailable or limited by governmental or private insurance programs, our Noctiva business and our results of operations will suffer a material adverse effect.
Obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to the payor supporting scientific, clinical and cost-effectiveness data for Noctiva.
In recent years, government health programs such as Medicare and other third-party payors in the United States have increased their efforts to:

•
limit the price of covered drugs, including by challenging the prices charged by manufacturers, or by seeking other cost saving measures such as mandatory discounts or rebates, stricter requirements for initial reimbursement approvals and other similar measures;

•
limit the use of covered drugs, including by shifting additional cost burden to patients, typically by requiring a co-payment or co-insurance percentage that increases significantly when the medicine is not covered or is not preferred; and

•
limit the use of covered drugs by mandating treatment protocols that require additional healthcare administrative actions (in the form of a prior authorization for reimbursement) and or step edit therapy (requiring a patient to fail another therapy before getting access to the desired therapy).

Governmental agencies in the United States have enacted or adopted, are considering, and may in the future enact and adopt, various legislative and regulatory proposals to change the healthcare system, often with a particular focus on the pharmaceutical industry; and any changes resulting from such proposals may affect our ability to sell Noctiva profitably.
Any significant changes in the healthcare system in the United States would likely have a substantial impact on the manner in which we conduct our Noctiva business and could have a material adverse effect on our commercialization efforts for Noctiva.
We may have overestimated the market opportunity for Noctiva or we may not effectively exploit such market opportunity.
Our internal analyses may overstate the market opportunity in the United States for the drug desmopressin acetate, which we have licensed from Serenity Pharmaceuticals, LLC (“Serenity”) and which we intend to market under the brand name “Noctiva”. If one or more of the assumptions underlying our internal analyses are incorrect, the benefits we anticipate from our exclusive license agreement with Serenity (the “Exclusive License Agreement”) for Noctiva may not be realized or may be smaller than expected. We may also fail to effectively exploit the market opportunity for Noctiva, and such failure could have a material adverse effect on our business, financial condition and operating results.
Significant safety or drug interaction problems could arise with respect to Noctiva.
Data supporting the marketing approvals and forming the basis for the safety warnings in the product labels were derived from controlled clinical trials of limited duration in limited patient populations with Noctiva and from existing scientific knowledge and previous clinical assessments of the active pharmaceutical ingredient (Desmopressin Acetate). As Noctiva is used over longer periods of time and by more patients, some of whom may have underlying health problems or may be taking other medicines, new issues relating to safety, tolerability, resistance or drug-interaction could arise, which may require us to provide additional warnings or contraindications on product labels, or otherwise narrow Noctiva’s approved indications. Further, additional information from ongoing research or clinical trials of Noctiva may raise doubts or concerns about its efficacy. If serious safety, tolerability, resistance, drug-interaction, efficacy, or any other such concerns or issues arise with respect to Noctiva, sales of Noctiva could be impaired, limited or abandoned.
We may not successfully increase awareness of nocturia and or the potential benefits of Noctiva.
Our ability to establish effective marketing and advertising campaigns for Noctiva will be key to our success in commercializing the drug. If we are unable to increase awareness of nocturia (i.e., adult night-time non-incontinent urination, which Noctiva is intended to reduce), the establishment of nocturnal polyuria as the critical etiology that must be treated despite any other co-morbidities and the potential benefits of Noctiva, our efforts to build a substantial customer base for the drug may not be successful. In addition, our overall marketing activities or pricing strategies may not be successful in promoting or selling Noctiva. If our marketing and advertising programs are not adequate to support future growth of Noctiva sales, our expected results may experience a material adverse effect.
We depend on a third-party supplier to manufacture Noctiva and any failure of such supplier to deliver sufficient quantities of Noctiva would have a material adverse effect on our business.
We will depend on a single contract manufacturing organization, Renaissance Lakewood, LLC, for the manufacturing and supply of Noctiva. If the supplies of Noctiva are interrupted for any reason, our manufacturing and marketing of Noctiva could be delayed. These delays could be extensive and expensive, especially in situations where a substitute is not readily available, or where additional regulatory approval is required. Failure to obtain adequate supplies in a timely manner could have a material adverse effect on our business, financial condition and results of operations.
We may be unable to adequately protect or enforce the intellectual property rights relating to Noctiva.
We may fail to adequately protect and enforce the intellectual property rights relating to Noctiva, and such failure could have a material adverse effect on our success. The patent positions of biopharmaceutical products or formulas can be highly uncertain and can involve complex legal and factual questions. The patent rights licensed to us under the Exclusive License Agreement may not be upheld in a court of law if challenged or may not provide a competitive advantage for Noctiva, and may be infringed upon or circumvented by our competitors. Because of the large number of patent filings in the biopharmaceuticals field, our competitors may have filed applications, may have been issued patents, or may obtain additional patents and proprietary rights relating to substances or processes competitive with or similar to Noctiva. We cannot be certain that U.S. or Canadian patents do not exist or will not be issued that would harm our ability to successfully commercialize Noctiva in such markets.
Our costs to commercialize Noctiva could exceed our estimates or such costs may not provide the intended results.
Our past and future internal budgets, plans and projections may underestimate the costs we will incur to develop and commercialize Noctiva, including transaction and integration costs and the costs of other financial, business and strategic initiatives related to the Exclusive License Agreement. Even if we adequately control such costs, our expenditures in developing and commercializing Noctiva may not yield the desired results. Further, we may incur higher than expected operating costs, and we may encounter general economic and business conditions that adversely affect us relating to the Exclusive License Agreement.
The development and commercialization of Noctiva will likely require significant management attention, which could disrupt our business and adversely affect our financial results.
We anticipate that our management will devote substantial time and attention to develop and commercialize Noctiva. By diverting management’s attention away from our other products, our ongoing operations could suffer, which could have a material adverse effect on our business, financial condition, results of operations or prospects.
Other than the foregoing, there were no material changes to the risk factors previously disclosed in the Company’s 2016 Annual Report on Form 10-K under Item 1A. Risk Factors.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(In thousands, except per share data)
The following table summarizes the repurchase activity of our ordinary shares during the three and nine months ended September 30, 2017. The repurchase activity presented below includes both market repurchases of shares and deemed repurchases in connection with the vesting of restricted share units under employee benefit plans to satisfy minimum statutory tax withholding obligations.

In March 2017, the Board of Directors approved an authorization to repurchase up to $25,000 of Avadel ordinary shares represented by American Depositary Shares. Under this authorization, which has an indefinite duration, share repurchases may be made in the open market, in block transactions on or off the exchange, in privately negotiated transactions, or through other means as determined by the Board of Directors and in accordance with the regulations of the Securities and Exchange Commission. The timing and amount of repurchases, if any, will depend on a variety of factors, including the price of our shares, cash resources, alternative investment opportunities, corporate and regulatory requirements and market conditions. This share repurchase program may be modified, suspended or discontinued at any time without prior notice. We may also from time to time establish a trading plan under Rule 10b5-1 of the Securities and Exchange Act of 1934 to facilitate purchases of our shares under this program. As of September 30, 2017, the Company had repurchased approximately 1,673 ordinary shares for $17,506 detailed below:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under Plans or Programs

April 2017	—	$—	—	$25,000
May 2017	316	9.94	316	21,864
June 2017	1,035	10.82	1,035	10,662
July 2017	—	—	—	10,662
August 2017	—	—	—	10,662
September 2017	322	9.84	322	7,494
Total	1,673
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.    OTHER INFORMATION.
None.

ITEM 6.    EXHIBITS.

Exhibit No.	Description

10.1*+	Employment Agreement by and between Avadel Management Corporation and Michael S. Anderson dated August 15, 2017.
10.2*+	Employment Agreement by and between Avadel Management Corporation and Gregory J. Divis dated September 5, 2017.
10.3*+	Employment Agreement by and between Avadel Management Corporation and Sandra Hatten dated August 15, 2017.
10.4*+	Employment Agreement by and between Avadel Management Corporation and Michael F. Kanan dated September 5, 2017.
10.5*+	Employment Agreement by and between Avadel Management Corporation and Phillandas T. Thompson dated August 15, 2017.
10.6*‡	Exclusive Right of Negotiation Agreement by and between Avadel Specialty Pharmaceuticals, LLC and Serenity Pharmaceuticals, LLC dated as of August 11, 2017.
10.7*‡	Exclusive License and Assignments Agreement by and between Avadel Specialty Pharmaceuticals, LLC and Serenity Pharmaceuticals, LLC dated as of September 1, 2017.
10.8A*‡	Manufacturing Agreement by and between Renaissance Lakewood, LLC (formerly DPT Lakewood, LLC) and Serenity Pharmaceuticals, LLC dated as of July 14, 2014.
10.8B*	Renaissance Agreements Assignment and Assumption Agreement by and between Avadel Specialty Pharmaceuticals, LLC and Serenity Pharmaceuticals, LLC dated as of September 1, 2017.
10.9*	Master Manufacturing Services Agreement by and between Patheon UK Limited and Éclat Pharmaceuticals L.L.C. dated as of November 8, 2012.
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Exchange Act.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Exchange Act.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
______________________
*      Filed herewith.
**      Furnished herewith.
+      Indicates management contract or compensatory plan or arrangement.
‡ Confidential treatment has been requested for the redacted portions of this agreement. A complete copy of the agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

AVADEL PHARMACEUTICALS PLC
(Registrant)

Date: November 9, 2017	By:	/s/ Michael F. Kanan
Michael F. Kanan
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)