Form 10-Q/A
period 2017-09-30
AVADEL PHARMACEUTICALS PLC
filed 2017-11-17
CIK 1012477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At November 2, 2017, 39,762,209 ordinary shares, nominal value $0.01 each, of the Company were outstanding.

 Explanatory Note

Avadel Pharmaceuticals plc (the “Company”) is filing this Amendment No. 1 (this “Form 10-Q/A”) to Quarterly Report on Form 10-Q to amend the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, as filed with the Securities and Exchange Commission (the “SEC”) on November 9, 2017 (the “Original Filing”). This Form 10-Q/A is being filed solely to re-file Exhibit 10.7 to the Original Filing (the “Exhibit”). Due to a clerical error, certain paragraphs under Section 8.2 (Milestone Payments) of the Exhibit in the Original Filing contained incorrect sequential paragraph numbering. Specifically, the paragraph titled “Tier One Commercialization Milestone Payments” should be marked as Section 8.2(b); the paragraph titled “Tier Two Commercialization Milestone Payments” should be marked as Section 8.2(c); and the paragraph titled “Change of Control Payment” should be marked as Section 8.2(d). The Exhibit, as re-filed in this Form 10-Q/A, contains the correct sequential paragraph numbering. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Form 10-Q/A.

No other changes have been made to the Original Filing. This Form 10-Q/A continues to speak as of the original filing date of the Original Filing, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Original Filing.

ITEM 6. EXHIBITS.

Exhibit No.	Description

10.1*+	Employment Agreement by and between Avadel Management Corporation and Michael S. Anderson dated August 15, 2017.

10.2*+	Employment Agreement by and between Avadel Management Corporation and Gregory J. Divis dated September 5, 2017.

10.3*+	Employment Agreement by and between Avadel Management Corporation and Sandra Hatten dated August 15, 2017.

10.4*+	Employment Agreement by and between Avadel Management Corporation and Michael F. Kanan dated September 5, 2017.

10.5*+	Employment Agreement by and between Avadel Management Corporation and Phillandas T. Thompson dated August 15, 2017.

10.6*‡	Exclusive Right of Negotiation Agreement by and between Avadel Specialty Pharmaceuticals, LLC and Serenity Pharmaceuticals, LLC dated as of August 11, 2017.

10.7**‡	Exclusive License and Assignments Agreement by and between Avadel Specialty Pharmaceuticals, LLC and Serenity Pharmaceuticals, LLC dated as of September 1, 2017.

10.8A*‡	Manufacturing Agreement by and between Renaissance Lakewood, LLC (formerly DPT Lakewood, LLC) and Serenity Pharmaceuticals, LLC dated as of July 14, 2014.

10.8B*	Renaissance Agreements Assignment and Assumption Agreement by and between Avadel Specialty Pharmaceuticals, LLC and Serenity Pharmaceuticals, LLC dated as of September 1, 2017.

10.9*	Master Manufacturing Services Agreement by and between Patheon UK Limited and Éclat Pharmaceuticals L.L.C. dated as of November 8, 2012.

31.1**	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Exchange Act.

31.2**	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Exchange Act.

32.1***	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed as an exhibit to Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 filed with the Securities and Exchange Commission on November 9, 2017.

**	Filed herewith.

***	Furnished herewith.

+	Indicates management contract or compensatory plan or arrangement.

‡	Confidential treatment has been requested for the redacted portions of this agreement. A complete copy of the agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

AVADEL PHARMACEUTICALS PLC
(Registrant)

Date: November 17, 2017	By:	/s/ Michael F. Kanan
Michael F. Kanan
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)