Form 10-K
period 2017-12-31
AVADEL PHARMACEUTICALS PLC
filed 2018-03-16
CIK 1012477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

Commission file number: 000-28508

AVADEL PHARMACEUTICALS PLC
(Exact name of registrant as specified in its charter)

Ireland	98-1341933
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

Block 10-1, Blanchardstown Corporate Park Ballycoolin Dublin 15, Ireland	Not Applicable
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +011-1-485-1200

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐     Accelerated filer ☒
Non-accelerated filer ☐     Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐     No   ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $434,848,871 based on the closing sale price of the registrant’s American Depositary Shares as reported by the Nasdaq Global Market on June 30, 2017. Such market value excludes 659,963 ordinary shares, $0.01 per share nominal value, held by each officer and director and by shareholders that the registrant concluded were affiliates of the registrant on that date. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

The number of the registrant’s ordinary shares, $0.01 per share nominal value, outstanding as of March 9, 2018 was 37,952,119.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of either (a) a definitive proxy statement involving the election of directors or (b) an amendment to this Form 10-K, either of which will be filed within 120 days after December 31, 2017, are incorporated by reference into Part III of this Form 10-K.

Cautionary Disclosure Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements. We may make additional written or oral forward-looking statements from time to time in filings with the Securities and Exchange Commission or otherwise. The words “will,” “may,” “believe,” “expect,” “anticipate,” “estimate,” “project” and similar expressions, and the negatives thereof, identify forward-looking statements, which speak only as of the date the statement is made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Although we believe that our forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business and operations, our business is subject to significant risks and there can be no assurance that actual results of our research, development and commercialization activities and our results of operations will not differ materially from our expectations. Factors that could cause actual results to differ from expectations in our forward-looking statements include, among others, those specified in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K, including:

•	Risks relating to our license agreement with Serenity Pharmaceuticals, LLC (“Serenity”) including:

◦	consumer purchases of Noctiva are subject to risks related to reimbursement from government agencies and other third parties;

◦	our internal analyses may overstate the market opportunity in the United States for the drug desmopressin acetate (the “Drug”) or we may not effectively exploit such market opportunity;

◦	significant safety or drug interaction problems could arise with respect to the Drug;

◦	we may not successfully increase awareness of nocturia and the potential benefits of the Drug;

◦	patents and proprietary rights associated with the Drug may not provide adequate protection;

◦
patents licensed to us under our license agreement with Serenity that cover the Drug are subject to litigation and if Serenity is unsuccessful in defending this litigation, we may lose its exclusive rights to such patents; and

◦	the need for our management to focus attention on the development and commercialization of the Drug could cause our ongoing business operations to suffer.

•	we depend on a small number of products and customers for the majority of our revenues and the loss of any one of these products or customers could reduce our revenues significantly.

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

•
we depend upon a limited number of third parties to manufacture our products and to deliver certain raw materials used in our products and the failure of any such third party to efficiently manufacture such products or to timely deliver sufficient quantities of raw materials, as applicable, could have a material adverse effect on our business.

•
if our competitors develop and market technologies or products that are more effective or safer than ours, or obtain regulatory approval for and market such technologies or products before we do, our commercial opportunity will be diminished or eliminated.

•	if we cannot keep pace with the rapid technological change in our industry, we may lose business, and our products could become obsolete or noncompetitive.

•	if we cannot adequately protect our intellectual property and proprietary information, we may be unable to sustain a competitive advantage.

•	our effective tax rate could be highly volatile and could adversely affect our operating results.

•	we depend on key personnel to execute our business plan and the loss of any one or more of these key personnel may limit our ability to effectively pursue our business plan.
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

PART I
Item 1.        Business.
(Dollar amounts in thousands, except per-share amounts and as otherwise noted)
General Overview
Avadel Pharmaceuticals plc (“Avadel,” the “Company,” “we,” “our,” or “us”) is a branded specialty pharmaceutical company. Avadel’s current revenues are primarily derived from products we market based on first-to-file New Drug Applications (“NDAs”) for pharmaceutical products previously sold in the U.S. without Food and Drug Administration (“FDA”) approval (“Unapproved Marketed Products” or “UMDs”). In addition, through the acquisition of patient-focused, innovative products or businesses in the commercial- and or late-stage of development, Avadel seeks to provide solutions for overlooked and unmet medical needs, including our urology product, Noctiva™, which we in-licensed in 2017 and will begin marketing in 2018. Avadel also seeks to develop products that utilize our Micropump® drug delivery technology, such as our narcolepsy product which is in clinical trials.
Avadel’s current commercial portfolio consists of three sterile injectable products, which were previously UMDs, used in the hospital setting, and Noctiva™, a urology product, which is the first and only FDA approved product for the treatment of nocturia due to nocturnal polyuria in adults. Avadel believes that nocturia, the condition of waking two or more times per night to void, represents a large unmet medical need affecting approximately 40 million Americans.

Avadel is actively developing a fourth sterile, injectable UMD product for which it expects to file an NDA and seek FDA approval. In addition, Avadel is currently enrolling patients in our REST-ON Phase III clinical trial to evaluate the safety and efficacy of FT 218, a once-nightly formulation of sodium oxybate using Micropump®, for the treatment of excessive daytime sleepiness (EDS) and cataplexy in patients suffering from narcolepsy. Narcolepsy is a rare sleep disorder with few approved treatment options. Avadel will continue to strategically evaluate potential UMDs and Micropump® based product candidates for development and approval, and will also look for synergistic acquisition targets to grow our company.

Corporate Information
The Company was incorporated on December 1, 2015 as an Irish private limited company, and re-registered as an Irish public limited company, or plc, on November 21, 2016. Our principal place of business is located at Block 10-1, Blanchardstown Corporate Park, Ballycoolin, Dublin 15, Ireland. Avadel’s phone number is 011-353-1-485-1200. Our website is www.avadel.com, where we make available free of charge our reports (and any amendments thereto) on Forms 10-K, 10-Q and 8-K as soon as reasonably practicable after they are electronically filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”). These filings are also available to the public at www.sec.gov.
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

◦
all outstanding ordinary shares of Flamel, €0.122 nominal value per share, were canceled and exchanged on a one-for-one basis for newly issued ordinary shares of the Company, $0.01 nominal value per share. This change in nominal value of our outstanding shares resulted in our reclassifying $5,937 on our balance sheet from ordinary shares to additional paid-in capital

◦
our Board of Directors is authorized to issue preferred shares on a non-pre-emptive basis, for a maximum period of five years, at which point such an authorization may be renewed by shareholders. The Board of Directors has discretion to dictate terms attached to the preferred shares, including voting, dividend, conversion rights, and priority relative to other classes of shares with respect to dividends and upon a liquidation.

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
References in this Annual Report on Form 10-K to “Avadel,” the “Company,” “we,” “our,” “us,” and similar terms shall be deemed to be references to Flamel prior to the completion of the Merger, unless the context otherwise requires.
Prior to completion of the Merger, the Flamel ADSs were listed on the Nasdaq Global Market (“Nasdaq”) under the trading symbol “FLML”; and immediately after the Merger the Company’s ADSs were listed for and began trading on Nasdaq on January 3, 2017 under the trading symbol “AVDL.”
Further details about the reincorporation, the Merger and the Merger Agreement are contained in our definitive proxy statement filed with the SEC on July 5, 2016, and elsewhere in this Item 1 under the caption “- The Flamel Merger.”
Under Irish law, the Company can only pay dividends and repurchase shares out of distributable reserves, as discussed further in the Company’s proxy statement filed with the SEC as of July 5, 2016. Upon completion of the Merger, the Company did not have any distributable reserves. On February 15, 2017, the Company filed a petition with the High Court of Ireland seeking the court’s confirmation of a reduction of the Company’s share premium so that it can be treated as distributable reserves for the purposes of Irish law. On March 6, 2017, the High Court issued its order approving the reduction of the Company’s share premium by $317,254 which can be treated as distributable reserves.
The Company currently has five direct wholly owned subsidiaries: Avadel US Holdings, Inc., Flamel Ireland Limited, which conducts business under the name Avadel Ireland, Avadel Investment Company Limited, Avadel Finance Ireland Designated Activity Company and Avadel France Holding SAS. Avadel US Holdings, Inc. is a Delaware corporation, and is the holding entity of Avadel Specialty Pharmaceuticals, LLC, Avadel Legacy Pharmaceuticals, LLC, Avadel Management Corporation, FSC Holding Company and Avadel Operations Company, Inc. Avadel Finance Ireland Designated Activity Company is the holding entity of Avadel Finance Cayman Limited. Flamel Ireland Limited (operating under the trade name Avadel Ireland) is a corporation organized under the laws of Ireland and is where all intellectual property was relocated on December 16, 2014. Avadel France Holding SAS is a société par actions simplifiée, organized under the laws of France and is the holding entity of Avadel Research SAS where Avadel’s R&D activities take place. A complete list of the Company’s subsidiaries can be found in Exhibit 21.1 to this Annual Report on Form 10-K.
Recent Developments
FT 218 Orphan Drug Designation. In January 2018 Avadel announced that the FDA granted Orphan Drug Designation to our proposed product, FT 218. FT 218, which is currently in a Phase III clinical trial, is intended for the treatment of EDS and cataplexy in patients suffering from narcolepsy. The designation has been granted on the plausible hypothesis that FT 218 may be clinically superior to the only other approved sodium oxybate product. FT 218 is a once-nightly formulation of sodium oxybate using Avadel’s Micropump® technology. Orphan Drug Designation is intended to advance drug development for rare diseases. The FDA provides Orphan Drug Designation to drugs and biologics that demonstrate promise or improvements for the diagnosis and/or treatment of rare diseases or conditions that affect fewer than 200,000 people in the U.S. Following the completion of the clinical trial, if FT 218 is able to adequately demonstrate clinical superiority over the current approved product, Orphan Drug Designation may provide development and commercial incentives for FT 218, including eligibility for a seven-year period of market exclusivity in the U.S., and an exemption from FDA user fees. Additional information regarding FT 218 is set forth elsewhere in this “Business of Avadel” under the caption “– Micropump® Based Products – FT 218.”

Asset Purchase Agreement with Cerecor. On February 12, 2018, Avadel Pharmaceuticals plc (the “Company”), together with its subsidiaries Avadel Pharmaceuticals (USA), Inc., Avadel Pediatrics, Inc., FSC Therapeutics, LLC (“FSC Therapeutics”), and Avadel US Holdings, Inc. (“Holdings”), as the “Sellers,” entered into an asset purchase agreement (the “Purchase Agreement”) with Cerecor, Inc. (“Cerecor”). At the closing under the Purchase Agreement, on February 16, 2018, Cerecor purchased from the Sellers four pediatric commercial stage assets – Karbinal™ ER, Cefaclor, Flexichamber™ and AcipHex® Sprinkle™, together with certain associated business assets – which were held by FSC Therapeutics and FSC Laboratories, Inc., which is also a subsidiary of the Company (collectively “FSC”).  The Company acquired FSC in February 2016 from Deerfield CSF, LLC (“Deerfield CSF”) and certain of its affiliates. Pursuant to the Purchase Agreement, Cerecor assumed the Company’s  remaining payment obligations to Deerfield CSF under the Membership Interest Purchase Agreement, dated as of February 5, 2016, between Holdings, Flamel Technologies SA (the predecessor of the Company) and Deerfield CSF and certain of its affiliates, which payment obligations consist of the following (collectively, the “Assumed Obligations”): (i) a quarterly payment of $263 beginning in July 2018 and ending in October 2020, amounting to an aggregate payment obligation of $2,625; (ii) a payment in January 2021 of $15,263; and (iii) a quarterly royalty payment of 15% on net sales of the FSC products through February 5, 2026 (“FSC Product Royalties”), in an aggregate amount of up to approximately $10,300.  Cerecor also assumed certain contracts and other obligations related to the acquired assets, and in that connection Holdings agreed to pay Cerecor certain make-whole payments associated with obligations Cerecor is assuming related to a certain supply contract related to Karbinal™ ER.

License and Development Agreement

Also in connection with the closing under the Purchase Agreement, Flamel Ireland Limited, an Irish limited company operating under the trade name of Avadel Ireland (“Avadel Ireland”) and a wholly-owned subsidiary of the Company, and Cerecor entered into a license and development agreement (the “License and Development Agreement”) pursuant to which, among other things:

•
Avadel Ireland will provide Cerecor with four product formulations utilizing Avadel Ireland’s LiquiTime™ technology, and will complete pilot bioequivalence studies for such product formulations within 18 months;

•	Cerecor will reimburse Avadel Ireland for development costs of the four LiquiTime™ products in excess of $1,000 in the aggregate;

•
Upon transfer of the four product formulations, Cerecor will assume all remaining development costs and responsibilities for the product development, clinical studies, NDA applications and associated filing fees; and

•
Upon regulatory approval and commercial launch of any LiquiTime™ products, Cerecor will pay Avadel Ireland quarterly royalties based on a percentage of net sales of any such products in the mid-single.

Deerfield Guarantee

In connection with the closing under the Purchase Agreement, the Company and Holdings provided their guarantee (the “Deerfield Guarantee”) in favor of Deerfield CSF, LLC and certain of its affiliates (“Deerfield”). Under the Deerfield Guarantee, the Company and Holdings guaranteed to Deerfield the payment by Cerecor of the obligations of the Company and certain of its subsidiaries (the “Assumed Obligations”) under the Membership Interest Purchase Agreement between the Company and Deerfield dated February 5, 2016. The Assumed Obligations include (i) a quarterly payment of $263 beginning in July 2018 and ending in October 2020, amounting to an aggregate payment obligation of $2,625; (ii) a payment in January 2021 of $15,263; and (iii) a quarterly royalty payment of 15% on net sales of the FSC products through February 6, 2026 (“FSC Product Royalties”), in an aggregate amount of up to approximately $10,300. In addition, under the Deerfield Guarantee, the Company and Holdings guaranteed that Deerfield would receive certain minimum annual FSC Product Royalties through February 6, 2026 (the “Minimum Royalties”).

Armistice Guarantee

In connection with the closing under the Purchase Agreement, Armistice Capital Master Fund, Ltd., the majority shareholder of Cerecor, guaranteed to Holdings the payment by Cerecor of the Assumed Obligations, including the Minimum Royalties.

Issuance of Exchangeable Notes. On February 14, 2018 we announced that our wholly-owned subsidiary, Avadel Finance Cayman Limited (the “Issuer”), priced a $125,000 aggregate principal amount of 4.50% exchangeable senior notes due 2023 (the “Notes”) in a private placement (the “Offering”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The sale of the Notes closed on February 16, 2018. In connection with the Offering, the Issuer granted the initial purchasers of the Notes a 30-day option to purchase up to an additional $18,750 aggregate principal amount of the Notes, which was fully exercised on February 16, 2018.
Net proceeds from the Notes were $137,719 after deducting the initial purchasers’ discount and estimated offering expenses. We expect to use the net proceeds of the Offering for working capital and general corporate purposes.  We also used cash on-hand to purchase approximately 2.0 million ADSs for $18,000 concurrently with the pricing of the Offering in privately negotiated transactions effected with or through a representative of the initial purchasers or an affiliate of such representative.  The Issuer agreed to purchase such ADSs at a purchase price per ADS equal to the $8.99 per ADS closing price on The Nasdaq Global Market on February 13, 2018.
The Notes are general, unsecured obligations of the Issuer, and are fully and unconditionally guaranteed by Avadel on a senior unsecured basis.  Interest on the Notes will be payable semi-annually in cash in arrears on February 1 and August 1 of each year, beginning on August 1, 2018. The Notes will mature on February 1, 2023, unless earlier exchanged, repurchased or redeemed in accordance with their terms. The Notes will be issued in minimum denominations of $200 and integral multiples of $1 in excess thereof.
Subject to certain conditions and during certain periods, the Notes will be exchangeable at the option of the holders at an initial exchange rate of 92.6956 ADSs per $1 principal amount of Notes, which is equivalent to an initial exchange price of approximately $10.79 per ADS. Such initial exchange price represents a premium of approximately 20% to the $8.99 per ADS closing price on The Nasdaq Global Market on February 13, 2018.  Upon the exchange of any Notes, the Issuer will pay or cause to be delivered, as the case may be, cash, ADSs or a combination of cash and ADSs, at the Issuer’s election.

Our Business Model
Avadel executes three primary strategies that allow us to develop and/or license or acquire differentiated branded products for FDA approval and commercialization, principally in the United States.

Business Strengths and Strategies
Our business strengths and strategies include:
Unapproved Marketed Drug (“UMD”) Products

In 2006 the FDA announced its Marketed Unapproved Drugs – Compliance Policy Guide with the intention to incentivize pharmaceutical companies to pursue approvals for pharmaceutical products, many of which pre-date the establishment of the FDA. Although these products are not protected by patents or similar intellectual property, the FDA’s Compliance Policy Guide dictates that should NDA approval be granted for any such products via a 505(b)(2) process, the FDA will remove competing unapproved manufacturers until a generic application is approved. Avadel believes that over a thousand unapproved drugs are marketed in the United States today and, while many of these products are outdated therapies, we strategically evaluate those UMD products that are more commonly used as candidates for possible future FDA approval and marketing under our UMD program.

Additional UMD Products. Avadel intends to develop and seek approval for our fourth NDA for a UMD, and intends to develop and seek approval for select other UMD products with large existing markets and limited competition.

Avadel believes our strategy to create opportunities to commercialize UMD products in markets with a limited number of competitors may have a limited number of opportunities given the lack of patent protection from competition. Avadel believes this shorter-term strategy may provide us with near term revenue growth and provide cash flows that can be used to fund R&D and inorganic initiatives.

To date, Avadel has received FDA approvals for three UMD products which we currently market under the brand names Bloxiverz® (neostigmine methylsulfate injection), Vazculep® (phenylephrine hydrochloride injection) and Akovaz® (ephedrine sulfate injection), each as more particularly described below.

•
Bloxiverz® (neostigmine methylsulfate injection), Bloxiverz’s NDA was filed on July 31, 2012. Bloxiverz was approved by the FDA on May 31, 2013 and was launched in July 2013. Bloxiverz is a drug used intravenously in the operating room for the reversal of the effects of non-depolarizing neuromuscular blocking agents after surgery. Bloxiverz was the first FDA-approved version of neostigmine methylsulfate. Today, neostigmine is one of the two the most frequently used products for the reversal of the effects of other agents used for neuromuscular blocks. There are approximately 2.5 million vials sold annually in the U.S. In the future, sales of Bloxiverz are dependent upon the competitive market dynamics between Avadel and four other competitors in addition to any subsequent ANDA approvals that may occur.

•
Vazculep® (phenylephrine hydrochloride injection) On June 28, 2013, Avadel filed an NDA for Vazculep (phenylephrine hydrochloride injection). The product was approved by the FDA on June 27, 2014 and is indicated for the treatment of clinically important hypotension occurring in the setting of anesthesia. Avadel started shipping Vazculep (in 1mL single use vials, and 5mL and 10mL pharmacy bulk package vials) to wholesalers in October 2014. There are approximately 7 million vials sold annually in the U.S. Vazculep is the only FDA-approved version of phenylephrine hydrochloride to be available in all three vial sizes. Avadel competes against one other manufacturer who commercializes the 1mL single-dose vial. The volume of sales of Vazculep is dependent upon the competitive landscape in the marketplace, and potential for new competitors that may receive generic approvals in the future.

•
Akovaz® (ephedrine sulfate injection). On June 30, 2015, Avadel announced that our third NDA was accepted by the FDA, and was granted approval for Akovaz on April 29, 2016. On August 12, 2016, Avadel launched Akovaz, into a market of approximately 7.5 million vials annually in the U.S. Avadel was the first approved formulation of ephedrine sulfate, an alpha- and beta- adrenergic agonist and a norepinephrine-releasing agent that is indicated for the treatment of clinically important hypotension occurring in the setting of anesthesia. Avadel began shipping the product to wholesalers in August 2016 in cartons of twenty-five 50 mg/mL 1mL single use vials. During 2016 Akovaz was the only FDA approved version of ephedrine sulfate being commercially sold in the U.S. To date, there are three other approved manufacturers of ephedrine sulfate with whom Avadel competes. The volume of sales of Akovaz is dependent upon the competitive landscape in the marketplace, and potential for new competitors that may receive generic approvals in the future.

Inorganic Growth Through Acquisitions, Licensing, Partnerships and/or Divestitures

Avadel currently has a strong balance sheet and intends to explore and pursue appropriate inorganic growth opportunities that may enhance profitability and cash flow and would complement our urology and hospital products, or our sleep-focused product candidate, FT 218. Avadel in-licensed Noctiva™ in September 2017 from Serenity, and in February 2018 Avadel divested four pediatric products to, and entered into a LiquiTime® development agreement with, Cerecor. Avadel also has an ongoing LiquiTime® development partnership with Elan Pharma International Limited (“Elan Pharmaceuticals”) since 2015, described further in this Item 1under the caption “– Other Products Under Development.” Avadel also owns two proprietary drug delivery technologies, Medusa™ and Trigger Lock™, which it has determined are no longer strategically viable for internal development due to the high cost of development and lengthy approval timelines. Avadel will continue to look for opportunities to out-license or divest our Medusa™ and Trigger Lock™ technologies.

Avadel’s most recent in-licensed product, Noctiva™, is urology focused. An outline of the licensing terms can be found in this Item 1 under the caption “– Noctiva™ (desmopressin acetate)” immediately below, and additional information regarding Noctiva may be found elsewhere in this Item 1 under the caption “– Competition and Market Opportunities.”

Noctiva™ (desmopressin acetate). On March 3, 2017, Noctiva™ was granted FDA approval and is the first and only product indicated for treatment of nocturia due to nocturnal polyuria (overproduction of urine during the night) in adults who awaken at least two times per night to void. Noctiva™ is an emulsified low-dose vasopressin analog administered through a preservative-free nasal spray 30 minutes before bedtime. Noctiva is approved in two dosage strengths of 0.83 mcg and 1.66 mcg.

On September 1, 2017, Avadel’s indirect wholly-owned subsidiary, Avadel Specialty Pharmaceuticals, LLC (the “Avadel Licensee”), entered into an Exclusive License and Assignment Agreement (the “Serenity License Agreement”) with Serenity. Under the terms of the Serenity License Agreement, Serenity granted to the Avadel Licensee an exclusive license, under certain rights of Serenity in and to certain intellectual property owned by Serenity (the “Serenity IP Rights”), to develop and commercialize the drug desmopressin acetate (the “Drug”) in the United States for the treatment of certain medical conditions characterized by abnormalities or disorders in voiding and other urinary functions of a subject to control urination (the “Field”). Such license includes a sublicense to certain intellectual property owned by CPEX Pharmaceuticals, Inc. (“CPEX”) and Reprise Biopharmaceutics, LLC. (“Reprise”). More specifically, (i) pursuant to a license agreement, effective as of May 28, 2017, Reprise granted Serenity a license to certain intellectual property held by Reprise relating to the Drug, including U.S. Patent Nos. 7,799,761, 7,579,321, and 7,405,203 (each of which is listed in the FDA publication Approved Drug Products with Therapeutic Equivalence Evaluations (commonly known as the Orange Book) for Noctiva™) as well as Canadian Patent No. 2,545,194 and (ii) pursuant to a Development and License Agreement, dated February 4, 2008 and as amended March 31, 2010, CPEX granted Serenity a license to certain intellectual property rights relating to the Drug. Accordingly, the Avadel Licensee’s sublicense to such intellectual property is subject to the foregoing agreements. In addition, under the Serenity License Agreement, Serenity granted to the Avadel Licensee certain rights of Serenity in the New Drug Application for the Drug approved by the U.S. Food and Drug Administration (the “NDA”), and certain supply agreements relating to the Drug.

The Serenity License Agreement further provides that:

The Avadel Licensee may sublicense the licensed rights in the U.S. beginning two years after the effective date of the license, subject to Serenity’s prior written consent which may not be unreasonably withheld, conditioned, or delayed.

The Avadel Licensee will use its commercially reasonable efforts to commercialize the rights licensed to it under the License Agreement. The Avadel Licensee is responsible for the costs associated with all regulatory activities, including development activities undertaken to support obtaining or maintaining regulatory approvals. Within 120 days following the effective date of the License Agreement, the Avadel Licensee was required to provide Serenity with a plan with respect to the commercialization of the Drug in the Field in the United States and Canada (“Territory”).

Within 180 days following the effective date of the License Agreement, the Avadel Licensee will notify Serenity of our decision to undertake development of the Drug for the “Nocturia Indication” (i.e., adult night-time non-incontinent urination) in Canada and the “PNE Indication” (i.e., bed-wetting) in the United States and/or Canada, each of which would require additional separate negotiated agreements with Serenity. Serenity will have the right to develop and commercialize the Drug for the Nocturia Indication in Canada and the PNE Indication in the Territory if the Avadel Licensee decides not to undertake such development.

The Avadel Licensee paid Serenity an up-front payment of $50 million upon the effective date of the License Agreement. The Avadel Licensee will also pay Serenity $20 million when the Drug first becomes available for commercial sale.

Serenity is eligible to receive milestone payments as follows: up to $40 million (the “Cumulative Sales Milestone Payments”) in the aggregate based on achievement of cumulative sales milestones of $50 million to $200 million and up to $180 million in the aggregate based on achievement of 12-month sales milestones of $300 million to $1.5 billion. Upon a change in control, Serenity will be eligible to receive a payment in the low to mid-double digit millions, reduced by portions of any Cumulative Sales Milestone Payments previously paid. In addition, Serenity is eligible to receive royalties of twenty-eight percent (28%) of annual net sales of up $500 million, thirty percent (30%) of annual net sales greater than $500 million up to $1 billion, and thirty-three percent (33%) of annual net sales over $1 billion, subject to adjustment in certain circumstances.

Serenity has the sole discretion and responsibility to prosecute and maintain the patent applications and patents licensed to the Avadel Licensee under the Serenity License Agreement, however, Serenity may not abandon rights to such patent applications and patents without Serenity first giving the Avadel Licensee an opportunity to assume full responsibility for the continued prosecution and maintenance thereof. The Avadel Licensee is required to reimburse Serenity for all costs incurred by Serenity after the effective date of the Serenity License Agreement in the preparation, filing, prosecution, and maintenance of certain patents up to $700,000.

The Avadel Licensee has the first right to enforce against third party infringement of intellectual property rights licensed to it under the Serenity License Agreement, however, if it elects to not do so, Serenity may step in and enforce against any such infringement. The Avadel Licensee has the first right to defend against claims by third parties that the Drug infringes any third party intellectual property rights, including the right to settle such claims unless they are indemnifiable by Serenity, in which case the Avadel Licensee must obtain Serenity’s prior written consent to enter into any such settlement. However, if the Avadel Licensee elects to not defend any such infringement claim, Serenity has the right to step in and do so.

Except with respect to pending litigation involving Ferring B.V., Ferring International Center S.A. and Ferring Pharmaceuticals Inc. (collectively, “Ferring”), the Avadel Licensee has the first right to defend against challenges to intellectual property licensed to it under the Serenity License Agreement, however, if the Avadel Licensee elects to not do so, Serenity may step in and defend against such challenges. With respect to pending litigation involving Ferring, Serenity has full control over such litigation at its own expense and may not settle such litigation in a manner that restricts the scope, or adversely affects the enforceability of the intellectual property rights licensed to the Avadel Licensee under the Serenity License Agreement without the Avadel Licensee’s consent, which may not be unreasonably withheld, delayed or conditioned. For more information regarding the pending litigation involving Ferring, please see the information set forth under the caption “– Risks Related to Avadel’s Exclusive License Agreement for Noctiva™” in the “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K.

The Serenity License Agreement remains in effect until it is terminated as specifically provided in the agreement. Both the Avadel Licensee and Serenity may terminate the agreement upon uncured, material breach of the agreement by or an insolvency-related event of the other party.

Development of Micropump®-Based Products

Avadel’s versatile Micropump® based technology allows us to select unique product development opportunities, representing either “life cycle” opportunities, whereby additional intellectual property can be added to a pharmaceutical to extend the commercial viability of a currently marketed product, or innovative formulation opportunities for new chemical entities (“NCEs”). Several products formulated using Avadel’s proprietary drug delivery technologies are currently under various stages of development. These products will be commercialized either by Avadel and/or by partners via licensing/distribution agreements. Additional information on products in development and detailed information regarding Avadel’s Micropump® based technologies is provided in this Item 1 under the caption “– Other Products Under Development” and the caption “– Avadel’s Drug Delivery Technologies.”

Because R&D costs for reformulating a drug are typically substantially lower than for developing NCEs, “reformulation approvals” provide an opportunity to extend the exclusivity period of already marketed drugs or create new market exclusivity for an off-patent drug. The Micropump® platform has successfully transitioned to commercial stage with Coreg CR® (a GlaxoSmithKline marketed product).

FT 218 (Micropump® sodium oxybate): Avadel is developing a product which uses our Micropump® drug-delivery technology for the treatment of EDS and cataplexy in patients suffering from narcolepsy. Avadel currently refers to this product as FT 218. FT 218 is a Micropump®-based formulation of sodium oxybate. Sodium oxybate is the sodium salt of gamma hydroxybutyrate, an endogenous compound and metabolite of the neurotransmitter gamma-aminobutyric acid. Sodium oxybate has been described as a therapeutic agent with high medical value. Sodium oxybate is approved in Europe and the United States as a twice nightly formulation indicated for the treatment of EDS and cataplexy in patients with narcolepsy.

In preparation for a clinical trial of FT 218, Avadel reached an agreement with the FDA for the design and planned analysis of our study through a Special Protocol Assessment (“SPA”). An SPA is an acknowledgement by the FDA that the design and planned analysis of a pivotal clinical trial adequately addresses the objectives necessary to support a regulatory submission. Pursuant to the SPA, in December 2016, Avadel initiated patient enrollment and dosing for a Phase III clinical trial to assess the safety and efficacy of a once-nightly formulation of FT 218 for the treatment of EDS and cataplexy in patients suffering from narcolepsy. The study is a randomized, double-blind, placebo controlled study of 264 patients being conducted in 50 to 60 clinical sites in the U.S., Canada and western Europe. In January 2018, Avadel announced that the FDA granted Orphan Drug Designation to FT 218. Avadel believes this study could demonstrate improved efficacy, safety and patient satisfaction over the current primary product serving this market, which is a twice nightly sodium oxybate formulation, for which the marketer estimates will generate revenues of between $1.18 billion and $1.2 billion in 2017.

Other Products Under Development

Avadel entered into an Exclusive License Agreement on September 30, 2015, with Elan, a subsidiary of Perrigo Company plc, for the right to use our LiquiTime® drug delivery technology for the U.S. (OTC) drug market. Under the multi-product license agreement, Avadel received an upfront payment of $6 million and will be eligible for at least an additional $50 million in approval and launch milestones. In addition, once commercialized Avadel will receive mid-single digit royalties on net sales of the products.

Proprietary Product Pipeline
The status of Avadel’s proprietary product pipelines is detailed in the followings table:

Proprietary Product Pipeline
Platform / Strategy	Drug/Product	Indication	Stage

Micropump®	Sodium oxybate	EDS / Cataplexy	Phase III trial ongoing
UMD #4	Sterile Injectable - Drug Undisclosed	Undisclosed	Development ongoing
LiquiTime®	Guaifenesin	Cough / Cold	Pivotal pharmacokinetics studies pending registration batches
LiquiTime®	Undisclosed	Pediatric	Proof of concept
Micropump®	Undisclosed	Pediatric	Proof of concept
LiquiTime®	Undisclosed	Pediatric	Proof of concept
Competition and Market Opportunities
Competition
Competition in the pharmaceutical and biotechnology industry is intense and is expected to increase. Avadel competes with academic laboratories, research institutions, universities, joint ventures, and other pharmaceutical and biotechnology companies, including other companies developing brand or generic specialty pharmaceutical products or drug delivery platforms. Some of these competitors may also be Avadel’s business partners. There can be no assurance that Avadel’s competitors will not obtain patent protection or other intellectual property rights that would make it difficult or impossible for us to compete with their products. Furthermore, major technological changes can happen quickly in the pharmaceutical and biotechnology industries. Such rapid technological change, or the development by Avadel’s competitors of technologically improved or differentiated products, could render our products, including our drug delivery technologies, obsolete or noncompetitive.

The pharmaceutical industry has dramatically changed in recent years, largely as a function of the growing importance of generic drugs. The growth of generics (typically small molecules) and of large molecules (biosimilars) has been accelerated by the demand for less expensive pharmaceutical products. As a result, the pricing power of pharmaceutical companies will be more tightly controlled in the future.

In addition, the overall landscape of the Pharma/Biotech industry has changed, as consolidation has reduced Avadel’s pool of potential partners and acquisition opportunities within the specialty pharmaceutical space.

Avadel’s business model competes with a number of companies based upon our current marketed products and those in development. Examples of companies with whom Avadel or future partners would compete, given our current products and pipeline, include Jazz Pharmaceuticals, Endo Pharmaceuticals, Tris Pharma, Ferring, Astellas and others.

Potential competition for FT 218

If FT 218 receives FDA approval, it will compete with the current approved twice-nightly sodium oxybate formulation, as well as a number of daytime stimulants including lisdexamfetamine, modafinil, armodafinil, which are widely prescribed, or prescribed concomitantly with sodium oxybate. Sodium oxybate is currently the only product approved for both EDS and cataplexy. In addition, Avadel anticipates that our FT 218 product may face competition from manufacturers of generic twice-nightly sodium oxybate formulations, who have reached settlement agreements with the current marketer for entry by 2023.

Noctiva™ Competition

While there are no other approved treatment options for nocturia due to nocturnal polyuria, Avadel anticipates that Noctiva™ will compete with products that have been historically used off-label to treat nocturia, primarily medications indicated for overactive bladder and benign prostatic hyperplasia, and older forms of desmopressin.

Market Opportunities
Because the pharmaceutical industry is highly competitive, participants seek ways to increase profitability by reducing competition through patent protection. Avadel, resulting from the combination of our existing proprietary drug delivery technologies with the established commercial capability of our unapproved to approved product strategy and with the acquisition of Noctiva™ has evolved into a Specialty Pharma company focusing on re-formulations and requiring shorter product development cycles by using an abbreviated NDA mechanism (505(b)(2)). Avadel’s commercial capabilities also differentiate it from some competitors.

In particular, in today’s environment, a drug has to demonstrate significant therapeutic improvements over the current standard of care in order to obtain third party payer coverage. Alternatively, changes in the delivery of a drug must create a demonstrable reduction in costs. Dosing convenience, by itself, is no longer sufficient to gain reimbursement acceptance. Specialty pharmaceutical companies must now demonstrate, through costly Phase 3 trials, therapeutic efficacy of their new formulations. The FDA has encouraged drug companies developing enhanced formulations to use an abbreviated regulatory pathway: the 505(b)(2) NDA. Many specialty pharmaceutical companies today are using this approach or the supplemental NDA pathway (“sNDA”). An NDA or sNDA is necessary to market an already approved drug for a new indication, or in a different dosage form or formulation. However, the sNDA approach requires cross-referencing the originator’s drug dossier, and eventually an alliance with the originator for commercialization.

The market opportunities for Noctiva and the proprietary pipeline products that Avadel intends to pursue independently are estimated by Avadel to be worth at least several hundred million dollars each.

Noctiva™

Avadel believes that nocturia, the condition of waking two or more times per night to urinate, represents a substantial unmet medical need affecting approximately 40 million adults in the United States. Through claims analysis, it is estimated that only 27 percent, or approximately 11 million, of patients are diagnosed with the condition and only 3 million are on active pharmacological treatment. Noctiva™ is the first and only FDA approved product indicated to treat nocturia due to nocturnal polyuria, or the overproduction of urine at night, which is present in approximately 88 percent of patients with nocturia. With no approved or proven treatment options for nocturia due to nocturnal polyuria, Avadel believes that Noctiva™ may have the potential to address a very prevalent unmet need within a large patient population. Avadel further believes that Noctiva™ has the potential to provide Avadel with substantial revenue growth should we successfully execute our commercialization strategy, which will consist of condition-state awareness to prime the urology market with a full-scale product launch to follow in the second quarter of 2018. For a discussion of risks associated with Avadel’s Noctiva™, please see the information set forth under the caption “– Risks Related to Avadel’s Exclusive License Agreement for Noctiva™” in the “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K.

FT 218

Narcolepsy is an orphan disease affecting approximately 200,000 people in the U.S. With low prevalence and an even lower diagnosis rate, an estimated 50,000 patients diagnosed and on treatment, many patients’ needs are not being met and there are limited proven treatment options, particularly for those suffering from cataplexy. Currently, the only approved treatment option to treat both EDS and cataplexy is a liquid formulation of sodium oxybate dosed twice per night. This treatment requires patients to wake up in the middle of the night to take a second dose of medication, interrupting sleep and potentially causing a number of other issues related to their quality of life.

Avadel believes that our once nightly formulation of sodium oxybate in FT 218 may have the potential to provide an uninterrupted night’s sleep to patients, may have an improved safety profile, fewer potential side effects due to a lower Cmax of FT 218 compared to the current approved product, and may provide other additional benefits related to quality of life. 2017 revenue estimates of the marketed twice-nightly sodium oxybate range from $1.18 billion to $1.2 billion and the number of patients actively on treatment as of November 2017 was approximately 13,000. Following the completion of Avadel’s REST-ON clinical trial, if FT 218 is able to adequately demonstrate an improved safety profile over the current approved product, the potential to receive Orphan Drug Designation may provide development and commercial incentives for FT 218, including eligibility for a seven-year period of market exclusivity in the U.S. as the only once-nightly formulation.

Avadel’s Drug Delivery Technologies
Avadel owns and develops drug delivery technologies that address key formulation challenges, leading to the development of differentiated drug products for administration in various forms (e.g., capsules, tablets, sachets or liquid suspensions for oral use; or injectables for subcutaneous administration) and that can be applied to a broad range of drugs (novel, already-marketed, or off-patent).

Avadel believes that our Micropump® technology permits the development of differentiated product profiles (modified/controlled release formulations) under various dosage forms including capsules, tablets, sachets and liquid suspensions (LiquiTime®) for oral use. In addition, with Trigger Lock™ potentially addressing the issue of narcotic/opioid analgesics abuse, Avadel believes that we have broad and versatile presentations to serve most markets from pediatric to geriatric. A brief discussion of each of Avadel’s drug delivery technologies is set forth below.

Micropump® Technology. Micropump® is a microparticulate system that allows the development and marketing of modified and/or controlled release solid, oral dosage formulations of drugs. Micropump®-carvedilol and Micropump®-aspirin formulations have been approved in the U.S. Avadel’s Micropump® technology permits either extended or delayed delivery of small molecule drugs via the oral route. Micropump® consists of a multiple-particulate system containing 5,000 to 10,000 microparticles/nanoparticles per capsule or tablet. The 200-500 microns diameter-sized microparticles are released in the stomach and pass into the small intestine, where each microparticle, operating as a miniature delivery system, releases the drug at an adjustable rate and over an extended period of time. The design of the Micropump® microparticles allows an extended release in the Gastro-Intestinal (“GI”) tract allowing mean plasma residence times to be extended for up to 24 hours. The microparticles’ design can be adapted to each drug’s specific characteristics by modifying the coating composition and thickness as well as the composition of the excipients encapsulated with the drug. The resultant formulations can potentially offer improved efficacy (by extending therapeutic coverage), reduced toxicity and/or side effects (by reducing Cmax or peak drug concentration in the plasma, or by reducing intra- and inter-patient variability), and improved patient compliance (by reducing frequency of administration). The platform is applicable to poorly soluble (< 0.01mg/L) as well as highly soluble (> 500g/L) and to low dose (e.g., 4 mg) or high dose (e.g., 1,000 mg) drugs, while providing excellent mouth feel and taste masking properties. Micropump® allows the achievement of extremely precise pharmacokinetic profiles extended (and/or delayed) release of single or combination of drugs, in a variety of formats (such as tablets, capsules, sachet, or liquids (LiquiTime®), while preserving the targeted release rate over the shelf-life of the product.

LiquiTime®. LiquiTime® allows development of modified/controlled release oral products in a liquid suspension formulation particularly suited to children or for patients having issues swallowing tablets or capsules. Avadel’s LiquiTime® technology uses Micropump’s competitive advantages to allow the development of products with modified/controlled release (e.g., zero-order kinetics) in liquid suspension formulations. The LiquiTime® products are particularly suitable for dosing to children and for use by patients having issues swallowing tablets or capsules. LiquiTime® does not have the limitation of having to work solely with ionic drugs and therefore has applicability to a much broader range of drug molecules. As with Micropump®, LiquiTime® can be applied to the development of combination products. Avadel believes that LiquiTime®, designed to provide a controlled, extended release of oral liquids principally for pediatric and geriatric patients, will enable Avadel to develop improved, patent protected prescription products to serve an unmet medical need in these patient populations. Avadel believes that the increasing number of geriatric patients and the demand for convenient drug delivery options for children offer opportunities for the development of LiquiTime®-based formulations.

Elan Pharmaceuticals has licensed the LiquiTime® technology in the U.S. for OTC products and Avadel is currently working on an extended release suspension formulation for guaifenesin (see “– Product Pipeline”). Avadel has maintained the prescription rights to LiquiTime®, as we view prescription products as higher-value opportunities. Avadel is currently conducting feasibility studies on two potential prescription products utilizing our LiquiTime® technology.

Trigger Lock™. Trigger Lock™ allows development of abuse-resistant modified/controlled release formulations of narcotic/opioid analgesics and other drugs susceptible to abuse.

Medusa™. Medusa™ allows the development of extended/modified release of injectable dosage formulations of drugs (e.g., peptides, polypeptides, proteins, and small molecules).

Proprietary Intellectual Property
Avadel’s commercial success with respect to the development and commercialization of Noctiva™ is dependent on Avadel’s and our licensor’s ability to obtain and maintain patent protection for Noctiva™. In addition, parts of Avadel’s product pipeline and strategic alliances utilize our drug delivery platforms and related products of which certain features are the subject of patents or patent applications. As a matter of policy, Avadel seeks patent protection of our inventions and also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to maintain and develop competitive positions.

Licensed Noctiva Patents. Avadel’s licensed patent portfolio relating to Noctiva™ consists of four U.S. patents, one or more of which generally disclose pharmaceutical compositions that include desmopressin and a pharmaceutically acceptable carrier, methods for using those compositions, and/or intranasal spray devices for consistently achieving low desmopressin blood concentrations. The U.S. patents are expected to expire beginning in 2023 and ending in 2030. Avadel does not own any patents or patent applications relating to Noctiva™.

Drug Delivery Technology Patents. Avadel’s drug delivery technologies are the subject of certain patents, including: (i) for Micropump®, patents relating to an efficacious coating formulation for providing delayed and sustained release of an active ingredient with absorption limited to the upper part of intestinal tract (expiring in 2025 in the U.S. and 2022 in foreign jurisdictions); (ii) for LiquiTime®, patents relating to film-coated microcapsules and a method comprising orally administering such microcapsules to a patient (expiring in 2023); (iii) for Trigger Lock™, patents relating to a solid oral drug form with at least part of the active ingredient contained in microparticles with anticrushing characteristics to prevent misuse (expiring in 2027); and (iv) for Medusa™, patents relating to an aqueous colloidal suspension of low viscosity based on submicronic particles of water-soluble biodegradable polymer PO (polyolefin) carrying hydrophobic groups (expiring in 2023).

The patent positions of biopharmaceutical companies like Avadel are generally uncertain and involve complex legal, scientific and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and patent scope can be reinterpreted by the courts after issuance. Moreover, many jurisdictions permit third parties to challenge issued patents in administrative proceedings, which may result in further narrowing or even cancellation of patent claims. Avadel cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any of Avadel’s licensed or owned patents will provide sufficient protection from competitors. Any of Avadel’s licensed or owned patents may be challenged, circumvented, or invalidated by third parties. For more information, please see the information set forth under the caption “– Risks Related to Avadel’s Business and Industry – If Avadel cannot adequately protect our intellectual property and proprietary information, Avadel may be unable to sustain a competitive advantage” in the “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K.

Supplies and Manufacturing
Avadel attempts to maintain multiple suppliers in order to mitigate the risk of shortfall and inability to supply market demand. Nevertheless, for most of our products Avadel relies on a limited number of suppliers, and in certain cases only one supplier, for sourcing active pharmaceutical ingredients (APIs).

The manufacture of the UMDs marketed by Avadel in the U.S. is outsourced to cGMP-compliant and FDA-audited contract manufacturing organization (“CMOs”) pursuant to supply agreements. Avadel will continue to outsource to third-party CMOs, and has no present plans to acquire manufacturing facilities. Avadel believes this outsourcing policy is beneficial to us for products to be marketed in the United States.

Noctiva™ is manufactured pursuant to a manufacturing agreement between Serenity and a third party CMO, which was assigned to Avadel in connection with the Serenity License Agreement. The CMO manufactures Noctiva™ in a sterile one-of-a-kind manufacturing facility located in Lakewood, New Jersey that is in compliance with cGMP guidance and directives applicable to the manufacture of Noctiva™. This manufacturing facility was built expressly for the manufacture of Noctiva™, and allows for the product to be the only preservative free nasal spray for this prescription.

In 2014, Avadel sold a manufacturing facility located in Pessac, France (near Bordeaux). Under the contract of sale, Avadel continues to use this facility to manufacture products using Avadel’s Micropump® and LiquiTime® drug delivery technologies. To date, this facility has not been used to manufacture products commercialized directly by Avadel.

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

New Drug Product Development and Approval Process

Regulation by governmental authorities in the United States and other countries has a significant impact on the development, manufacture, and marketing of drug products and on ongoing research and product development activities. The products of all of Avadel’s pharmaceutical partners as well as its own products will require regulatory approval by governmental agencies and regulatory authorities prior to commercialization. In particular, these products are subject to manufacturing according to stringent requirements known as current good manufacturing practices (“cGMP”) which are promulgated by the FDA in the United States and by other authorities in other jurisdictions, and rigorous, pre-clinical and clinical testing and other pre-market approval requirements by the FDA, the European Commission and regulatory authorities in other countries. In the United States and the European Union, various statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of pharmaceutical products. The lengthy process of seeking these approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources.

Regulatory approval, when and if obtained, may be limited in scope. In particular, regulatory approvals will restrict the marketing of a product to specific uses. Approved drugs, as well as their manufacturers, are subject to ongoing review (including requirements and restrictions related to record keeping and reporting, FDA, European Commission and EU Member States competent authorities’ approval of certain changes in manufacturing processes or product labeling, product promotion and advertising, and pharmacovigilance, which includes monitoring and reporting adverse reactions, maintaining safety measures, and conducting dossier reviews for marketing authorization renewal). Discovery of previously unknown problems with these products may result in restrictions on their manufacture, sale or use, or in their withdrawal from the market. Failure to comply with regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production or injunction, as well as other actions affecting Avadel’s potential products and commercial prospects or the potential products and commercial prospects of Avadel’s pharmaceutical partners who may utilize Avadel’s technologies. Any failure by Avadel or our pharmaceutical partners to comply with current or new and changing regulatory obligations, and any failure to obtain and maintain, or any delay in obtaining, regulatory approvals, could materially adversely affect our business.

The process for new drug product development and approval has many steps, including:

Chemical and Formulation Development. Pharmaceutical formulation taking into account the chemistry and physical characteristics of the drug or biological substance is the beginning of a new product. If initial laboratory experiments reveal that the concept for a new drug product looks promising, then a variety of further development steps and tests complying with internationally recognized guidance documents will have to be continued, in order to provide for a product ready for testing in animals and, after sufficient animal test results, also in humans.

Concurrent with pre-clinical studies and clinical trials, companies must continue to develop information about the properties of the drug product and finalize a process for manufacturing the product in accordance with cGMP. The manufacturing process must be capable of consistently producing quality batches of the product, and the manufacturer must develop and validate methods for testing the quality, purity and potency of the final products. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product does not undergo unacceptable deterioration over its shelf-life.

Pre-Clinical Testing. Once a drug candidate is identified for development, the candidate enters the pre-clinical testing stage. This includes laboratory evaluation of product chemistry and formulation, as well as animal studies of pharmacology (mechanism of action, pharmacokinetics) and toxicology which may have to be conducted over lengthy periods of time, to assess the potential safety and efficacy of the product as formulated. Pre-clinical tests must be conducted in compliance with good laboratory practice regulations, the Animal Welfare Act and its regulations in the U.S. and the Clinical Trials Directive and related national laws and guidelines in the EU Member States. Violations of these laws and regulations can, in some cases, lead to invalidation of the studies, then requiring such studies to be replicated. In some cases, long-term pre-clinical studies are conducted while clinical studies are ongoing.

Investigational New Drug Application.

U.S. The entire body of chemical or biochemical, pharmaceutical and pre-clinical development work necessary to administer investigational drugs to human volunteers or patients is summarized in an Investigational New Drug (“IND”) application to the FDA. The IND becomes effective if not rejected by the FDA within thirty (30) days after filing. There is no assurance that the submission of an IND will eventually allow a company to commence clinical trials. All clinical trials must be conducted under the supervision of a qualified investigator in accordance with good clinical practice regulations to ensure the quality and integrity of clinical trial results and data. These regulations include the requirement that, with limited exceptions, all subjects provide informed consent. In addition, an institutional review board (“IRB”), composed primarily of physicians and other qualified experts at the hospital or clinic where the proposed studies will be conducted, must review and approve each human study. The IRB also continues to monitor the study and must be kept aware of the study’s progress, particularly as to adverse events and changes in the research. Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if adverse events occur. Failure to adhere to good clinical practices and the protocols, and failure to obtain IRB approval and informed consent, may result in FDA rejection of clinical trial results and data, and may delay or prevent the FDA from approving the drug for commercial use.

European Union. The European equivalent to the IND is the Investigational Medicinal Product Dossier (“IMPD”) which likewise must contain pharmaceutical, pre-clinical and, if existing, previous clinical information on the drug substance and product. An overall risk-benefit assessment critically analyzing the non-clinical and clinical data in relation to the potential risks and benefits of the proposed trial must also be included. The intended clinical trial must be submitted for authorization by the regulatory authority(ies) of each EU Member States in which the trial is intended to be conducted prior to its commencement. The trial must be conducted on the basis of the protocol as approved by an Ethics Committee(s) in each EU Member State (EU equivalent to IRBs) before the trial commences. Before submitting an application to the competent authority, the sponsor must register the trial in the EudraCT database where it will be provided with a unique EudraCT number.

Clinical Trials. Typically, clinical testing involves the administration of the drug product first to healthy human volunteers and then to patients with conditions needing treatment under the supervision of a qualified principal investigator, usually a physician, pursuant to a ‘protocol’ or clinical plan reviewed by the FDA and the competent authorities of the EU Member States along with the IRB or Ethics Committee (via the IND or IMPD submission). The protocol details matter such as a description of the condition to be treated, the objectives of the study, a description of the patient population eligible for the study and the parameters to be used to monitor safety and efficacy.

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

The FDA and the competent authorities of EU Member States monitor the progress of each clinical trial phase conducted under an IND or IMPD and may, at their discretion, reevaluate, alter, suspend or terminate clinical trials at any point in this process for various reasons, including a finding that patients are being exposed to an unacceptable health risk or a determination that it is unethical to continue the study. The FDA, the European Commission and the competent authorities of EU Member States can also request that additional clinical trials be conducted as a condition to product approval. The IRB, the Ethics Committee, and sponsor also may order the temporary or permanent discontinuance of a clinical trial at any time for a variety of reasons, particularly if safety concerns arise. Such holds can cause substantial delay and in some cases, may require abandonment of product development. These clinical studies must be conducted in conformance with the FDA’s bioresearch monitoring regulations, the Clinical Trials Directive and/or internationally recognized guidance such as the International Council for Harmonisation of Technical Requirements for Pharmaceuticals for Human Use (“ICH”).

New Drug Application. After the completion of the clinical trial phases of development, if the sponsor concludes that there is substantial evidence that the drug candidate is effective and that the drug is safe for its intended use, an NDA may be submitted to the FDA. The application must contain all of the information on the drug candidate gathered to that date, including data from the pre-clinical and clinical trials, information pertaining to the preparation of the drug, analytical methods, product formulation, details on the manufacture of finished products, proposed product packaging, labeling and stability (shelf-life). NDAs are often over 100,000 pages in length. If FDA determines that a Risk Evaluation and Mitigation Strategy (“REMS”) is necessary to ensure that the benefits of the drug outweigh the risks, a sponsor may be required to include as part of the application a proposed REMS, including a package insert directed to patients, a plan for communication with healthcare providers, restrictions on a drug’s distribution, or a medication guide to provide better information to consumers about the drug’s risks and benefits. Submission of an NDA does not assure FDA approval for marketing.

The FDA reviews all submitted NDAs before it accepts them for filing (the U.S. prerequisite for dossier review). It may refuse to file the application and request additional information rather than accepting an application for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA to determine, among other things, whether a product is safe and effective for its intended use. As part of this review, the FDA may refer the application to an appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation. There is a strong presumption for advisory committee review for any drug containing an active ingredient not previously approved. The FDA is not bound by the recommendation of an advisory committee. Under the Prescription Drug User Fee Act (“PDUFA”), submission of an NDA with clinical data requires payment of a fee. In return, the FDA assigns an action date of 10 months from acceptance of the application to return of a first ‘complete response,’ in which the FDA may approve the product or request additional information. (Although PDUFA also provides for a six-month “priority review” process, Avadel does not anticipate it applying to any of its products or its partners’ products.) There can be no assurance that an application will be approved within the performance goal timeframe established under PDUFA, if at all. If the FDA’s evaluation of the NDA is not favorable, the FDA usually will outline the deficiencies in the submission and request additional testing or information. Notwithstanding the submission of any requested additional information, or even in lieu of asking for additional information, the FDA may decide that the marketing application does not satisfy the regulatory criteria for approval and issue a complete response letter, communicating the agency’s decision not to approve the application.

FDA approval of an NDA will be based, among other factors, on the agency’s review of the pre-clinical and clinical data submitted, a risk/benefit analysis of the product, and an evaluation of the manufacturing processes and facilities. Data obtained from clinical activities are not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The FDA has substantial discretion in the approval process and may disagree with an applicant’s interpretation of the data submitted in its NDA. For instance, FDA may require Avadel to provide data from additional preclinical studies or clinical trials to support approval of certain development. Among the conditions for NDA approval is the requirement that each prospective manufacturer’s quality control and manufacturing procedures conform to cGMP standards and requirements. Manufacturing establishments often are subject to Pre-Approval Inspections prior to NDA approval to assure compliance with cGMP manufacturing commitments made in the relevant marketing application.

Patent Restoration and Exclusivity. The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, establishes two abbreviated approval pathways for drug products that are in some way follow-on versions of already approved products.

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

505(b)(2) NDAs. If a product is similar, but not identical, to an already approved product, it may be submitted for approval via an NDA under Section 505(b)(2) of the Act. Unlike an ANDA, this does not excuse the sponsor from demonstrating the proposed product’s safety and effectiveness. Rather, the sponsor is permitted to rely to some degree on published scientific literature and the FDA’s finding that the RLD is safe and effective, and must submit its own data of safety and effectiveness to an extent necessary because of the differences between the products. With regard to certain UMD products, Avadel intends to submit 505(b)(2) NDAs, relying solely on published scientific literature. Avadel does not plan to conduct additional preclinical studies or clinical trials for these 505(b)(2) NDAs; and, if it were required to do so, would review the continued value of the product.

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

For a brief discussion of potential marketing exclusivity that could be available under certain conditions with respect to Avadel’s product candidate FT 218, please see the information set forth under the caption “– Risks Related to Regulatory and Legal Matters – If FT 218 is approved by the FDA, we may not obtain orphan drug marketing exclusivity” in the “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K.

Patent Term Restoration. Under the Hatch-Waxman Act, a portion of the patent term lost during product development and FDA review of an NDA or 505(b)(2) application is restored if approval of the application is the first permitted commercial marketing of a drug containing the active ingredient. The patent term restoration period is generally one-half the time between the effective date of the IND and the date of submission of the NDA, plus the time between the date of submission of the NDA and the date of FDA approval of the product. The maximum period of restoration is five years, and the patent cannot be extended to more than 14 years from the date of FDA approval of the product. Only one patent claiming each approved product is eligible for restoration and the patent holder must apply for restoration within 60 days of approval. The United States Patent and Trademark Office, or PTO, in consultation with the FDA, reviews and approves the application for patent term restoration. In the event that Avadel applies for patent term extensions on patents covering Avadel’s products, the FDA and the USPTO may not agree with Avadel’s assessment of whether such extensions are available, and may refuse to grant extensions to Avadel’s patents, or may grant more limited extensions than Avadel requests. Moreover, Avadel may not receive an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements.

Regulation of Combination Drugs. Medical products containing a combination of drugs, biologic, or device products may be regulated as ‘combination products’ in the United States. A combination product generally is defined as a product comprising components from two or more regulatory categories (e.g., drug/device, device/biologic, drug/biologic). Each component of a combination product is subject to the requirements established by the FDA for that type of component, whether a drug, biologic or device.

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

In order to facilitate pre-market review of combination products, the FDA designates one of its centers to have primary jurisdiction for the pre-market review and regulation of both components. The determination whether a product is a combination product or two separate products is made by the FDA on a case-by-case basis. It is possible that Avadel’s delivery platforms, when coupled with a drug or medical device component, could be considered and regulated by the FDA as a combination product.

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

Marketing Approval and Reporting Requirements. If the FDA approves an NDA, the product becomes available for physicians to prescribe. The FDA may require post-marketing studies, also known as Phase IV studies, as a condition of approval to develop additional information regarding the safety of a product. These studies may involve continued testing of a product and development of data, including clinical data, about the product’s effects in various populations and any side effects associated with long-term use. After approval, the FDA may require post-marketing studies or clinical trials, as well as periodic status reports, if new safety information develops. These post-marketing studies may include clinical trials to investigate known serious risks or signals of serious risks or identify unexpected serious risks. Failure to conduct these studies in a timely manner may result in substantial civil fines and can result in withdrawal of approval. Avadel has several Phase IV obligations with its current approvals.

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

Other Post-Marketing Obligations. Any products manufactured and/or distributed pursuant to FDA approvals are subject to continuing regulation by the FDA, including recordkeeping requirements, reporting of adverse experiences with the product, submitting other periodic reports, drug sampling and distribution requirements, notifying the FDA and gaining its approval of certain manufacturing or labeling changes, complying with certain electronic records and signature requirements, submitting periodic reports to the FDA, maintaining and providing updated safety and efficacy information to the FDA, and complying with FDA promotion and advertising requirements. For example, the FDA has required Avadel to conduct post-marketing clinical and non-clinical studies for several of its products to be completed between 2016 and 2019.

Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and to list their products with the FDA. The FDA periodically inspects manufacturing facilities in the United States and abroad in order to assure compliance with the applicable cGMP regulations and other requirements. Facilities also are subject to inspections by other federal, foreign, state or local agencies. In complying with the cGMP regulations, manufacturers must continue to expend time, money and effort in recordkeeping and quality control to assure that the product meets applicable specifications and other post-marketing requirements. Failure of Avadel or its licensees to comply with FDA’s cGMP regulations or other requirements could have a significant adverse effect on Avadel’s business, financial condition and results of operations.

Also, newly discovered or developed safety or efficacy data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, additional pre-clinical or clinical studies, or even in some instances, revocation or withdrawal of the approval. Violations of regulatory requirements at any stage, including after approval, may result in various adverse consequences, including the FDA’s delay in approving or refusal to approve a product, withdrawal or recall of an approved product from the market, other voluntary or FDA-initiated action that could delay or restrict further marketing, and the imposition of civil fines and criminal penalties against the manufacturer and NDA holder. In addition, later discovery of previously unknown problems may result in restrictions on the product, manufacturer or NDA holder, including withdrawal of the product from the market. Furthermore, new government requirements may be established that could delay or prevent regulatory approval of Avadel’s products under development, or affect the conditions under which approved products are marketed.

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

Other Regulation

Controlled Substances Act. Narcotics and other APIs, such as sodium oxybate and ephedrine sulfate are “controlled substances” under the Controlled Substances Act. The federal “Controlled Substances Act” (“CSA”), Title II of the Comprehensive Drug Abuse Prevention and Control Act of 1970, regulates the manufacture and distribution of narcotics and other controlled substances, including stimulants, depressants and hallucinogens. The CSA is administered by the “Drug Enforcement Administration” (“DEA”), a division of the U.S. Department of Justice, and is intended to prevent the abuse or diversion of controlled substances into illicit channels of commerce. Avadel has several products marketed under this Act and has at least one product under development.

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

cGMP. Current Good Manufacturing Practices rules apply to the manufacturing of drugs and medical devices. In addition to regulations enforced by the FDA, Avadel is also subject to French, U.S. and other countries’ rules and regulations governing permissible laboratory activities, waste disposal, handling of toxic, dangerous or radioactive materials and other matters. Avadel’s R&D involves the controlled use of hazardous materials, chemicals, viruses and various radioactive compounds. Although Avadel believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by French, EU, U.S. and other foreign rules and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated.

Health Care Fraud and Abuse. Avadel is subject to a number of federal and state laws pertaining to health care “fraud and abuse,” such as anti-kickback and false claims laws. Under anti-kickback laws, it is illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. Due to the breadth of the statutory provisions and the absence of guidance via regulations and that there are few court decisions addressing industry practices, it is possible that Avadel’s practices might be challenged under anti-kickback or similar laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third-party payors (such as the Medicare and Medicaid programs) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Avadel’s sales and marketing activities relating to its products could be subject to scrutiny under these laws. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, the possibility of exclusion from federal health care programs (including Medicare and Medicaid) and corporate integrity agreements, which impose, among other things, rigorous operational and monitoring requirements on companies. In addition, similar sanctions and penalties can be imposed upon executive officers and employees, including criminal sanctions against executive officers. As a result of the potential penalties that can be imposed on companies and individuals if convicted, allegations of such violations often result in settlements even if the company or individual being investigated admits no wrongdoing. Settlements often include significant civil sanctions, including fines and civil monetary penalties, and corporate integrity agreements. If the government were to allege or convict Avadel or its executive officers of violating these laws, Avadel’s business could be harmed. In addition, private individuals have the ability to bring similar actions. In addition to the reasons noted above, Avadel’s activities could be subject to challenge due to the broad scope of these laws and the increasing attention being given to them by law enforcement authorities. There also are an increasing number of federal and state laws that require manufacturers to make reports to states on pricing, marketing information, and payments and other transfers of value to healthcare providers. Many of these laws contain ambiguities as to what is required to comply with the laws. Given the lack of clarity in laws and their implementation, Avadel’s reporting actions could be subject to the penalty provisions of the pertinent authorities.

Healthcare Privacy and Security Laws. Avadel may be subject to, or its marketing activities may be limited by the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology and Clinical Health Act and their respective implementing regulations, which established uniform standards for certain “covered entities” (healthcare providers, health plans and healthcare clearinghouses) governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of protected health information. Among other things, HIPAA’s privacy and security standards are directly applicable to “business associates” – independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. In addition to possible civil and criminal penalties for violations, state attorney generals are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. In the EU/EEA, Directive 95/46/EEC (as amended) or its successor applies to identified or identifiable personal data processed by automated means (e.g., a computer database of customers) and data contained in, or intended to be part of, non-automated filing systems (traditional paper files) as well as transfer of such data to a country outside of the EU/EEA.

“Sunshine” and Marketing Disclosure Laws. There are an increasing number of federal and state “sunshine” laws that require pharmaceutical manufacturers to make reports to states on pricing and marketing information. Several states have enacted legislation requiring pharmaceutical companies to, among other things, establish marketing compliance programs, file periodic reports with the state, and make periodic public disclosures on sales and marketing activities, and prohibiting certain other sales and marketing practices. In addition, a similar recently implemented federal requirement requires manufacturers, including pharmaceutical manufacturers, to track and report to the federal government certain payments and other transfers of value made to physicians and other healthcare professionals and teaching hospitals and ownership or investment interests held by physicians and their immediate family members. The federal government began disclosing the reported information on a publicly available website in 2014. These laws may adversely affect Avadel’s sales, marketing, and other activities with respect to its medicines in the United States by imposing administrative and compliance burdens on us. If Avadel fails to track and report as required by these laws or otherwise comply with these laws, it could be subject to the penalty provisions of the pertinent state and federal authorities.

Government Price Reporting. For those marketed medicines which are covered in the United States by the Medicaid programs, Avadel has various obligations, including government price reporting and rebate requirements, which generally require medicines be offered at substantial rebates/discounts to Medicaid and certain purchasers (including “covered entities” purchasing under the 340B Drug Discount Program). Avadel is also required to discount such medicines to authorized users of the Federal Supply Schedule of the General Services Administration, under which additional laws and requirements apply. These programs require submission of pricing data and calculation of discounts and rebates pursuant to complex statutory formulas, as well as the entry into government procurement contracts governed by the Federal Acquisition Regulations, and the guidance governing such calculations is not always clear. Compliance with such requirements can require significant investment in personnel, systems and resources, but failure to properly calculate Avadel’s prices, or offer required discounts or rebates could subject it to substantial penalties. One component of the rebate and discount calculations under the Medicaid and 340B programs, respectively, is the “additional rebate”, a complex calculation which is based, in part, on the rate at which a branded drug price increases over time more than the rate of inflation (based on the CPI-U). This comparison is based on the baseline pricing data for the first full quarter of sales associated with a branded drug’s NDA, and baseline data cannot generally be reset, even on transfer of the NDA to another manufacturer. This “additional rebate” calculation can, in some cases where price increases have been relatively high versus the first quarter of sales of the NDA, result in Medicaid rebates up to 100 percent of a drug’s “average manufacturer price” and 340B prices of one penny.

Healthcare Reimbursement

In both U.S. and foreign markets, sales of Avadel’s potential products as well as products of pharmaceutical and biotechnology companies that incorporate Avadel’s technology into their products, if any, will depend in part on the availability of reimbursement by third-party payers, such as government health administration authorities, private health insurers and other organizations. The U.S. market for pharmaceutical products is increasingly being shaped by managed care organizations, pharmacy benefit managers, cooperative buying organizations and large drugstore chains. Third-party payers are challenging the price and cost effectiveness of medical products and services. Uncertainty particularly exists as to the reimbursement status of newly approved healthcare products. There can be no assurance reimbursement will be available to enable Avadel to maintain price levels sufficient to realize an appropriate return on our product development investment. Legislation and regulations affecting the pricing of pharmaceuticals may change before Avadel’s proposed products are approved for marketing and any such changes could further limit reimbursement for medical products and services.

Employees
As of December 31, 2017, we had approximately 180 employees, of which approximately 169 were full-time.  None of the Company’s employees are subject to a union or other collective bargaining agreement.  Employees at our French subsidiaries (approximately 52 employees) are represented by a works’ council in which employee representatives have the right to be consulted as to certain matters affecting the French entities.  The Company believes that our relations with our employees are satisfactory.

Item 1A.    Risk Factors.
An investment in Avadel involves a high degree of risk. You should carefully consider the risks described below, as well as the other information included or incorporated by reference in this Annual Report on Form 10-K, before making an investment decision. Avadel’s business, financial condition, results of operations and cash flows could be materially adversely affected by any of these risks. The market or trading price of Avadel’s securities could decline due to any of these risks. In addition, please read “Cautionary Disclosure Regarding Forward-Looking Statements” in this Annual Report on Form 10-K, where we describe additional uncertainties associated with Avadel’s business and the forward-looking statements included or incorporated by reference in this Annual Report on Form 10-K. Please note that additional risks not presently known to us or that we currently deem immaterial may also impair Avadel’s business and operations. Certain risks related specifically to the development and commercialization of Noctiva™ are included below under the subheading “- Risks Related to Avadel’s Exclusive License Agreement for Noctiva™.”
Risks Relating to Our Business and Industry
We depend on a small number of products and customers for the majority of our revenues and the loss of any one of these products or customers could reduce Avadel’s revenues significantly.
We derive a majority of our revenues from sales of three products, Bloxiverz®, Vazculep® and Akovaz®. Additionally, we depend on a small number of customers for the majority of our revenues from these products. Four customers, accounted for approximately 93% of total revenues from sales of these products in 2017. These customers comprise a significant portion of the distribution network for pharmaceutical products in the U.S. Increased competition for any one of these products could result in significant downward pricing pressure and loss of market share by the Company resulting in lower revenues or loss of business. This distribution network is also continuing to undergo consolidation marked by mergers and acquisitions among wholesale distributors and retail drug store chains. As a result, a small number of large wholesale distributors and large chain drug stores control a significant share of the market. We expect that continuing consolidation may cause competitive pressures on pharmaceutical companies. The loss of any one of these products or the termination of our relationship with any of these customers or our failure to broaden our customer base could cause our revenues to decrease significantly and result in losses from our operations. Further, we may be unable to negotiate favorable business terms with customers that represent a significant portion of our revenues, and any such inability could have a material adverse effect on our business, results of operations, financial condition and prospects.
We expect to rely on collaborations with third parties to commercialize certain of our products in development, in particular products using our drug delivery technologies, and such strategy involves risks that could impair our prospects for realizing profits from such products.

The Company expects that the commercialization of some of our products in development which utilize our drug delivery technologies will involve third-party collaboration partners for strategic alliances, licenses, product divestitures or other arrangements to commercialize these products, as we did with respect to the license to Elan for the OTC rights for LiquiTime® (see the discussion under the caption “Products in Development with Partners” in the “Business of Avadel” included in Part I, Item 1 of this Annual Report on Form 10-K). We may not be successful in entering into such collaborations on favorable terms, if at all, or our collaboration partners may not adequately perform under such arrangements, and as a result our ability to commercialize these products will be negatively affected and our prospects will be impaired.

Our products may not gain market acceptance.
Our products and technologies may not gain market acceptance among physicians, patients, healthcare payor and medical communities. The degree of market acceptance of any product or technology will depend on a number of factors, including, but not limited to:

•	the scope of regulatory approvals, including limitations or warnings in a product’s regulatory-approved labeling;

•	in the case of any new “unapproved-marketed-drug” product we may successfully pursue, whether and the extent to which the FDA removes competing products from the market;

•	demonstration of the clinical safety and efficacy of the product or technology;

•	the absence of evidence of undesirable side effects of the product or technology that delay or extend trials;

•	the lack of regulatory delays or other regulatory actions;

•	its cost-effectiveness and related access to payor coverage;

•	its potential advantage over alternative treatment methods;

•	the availability of third-party reimbursement; and

•	the marketing and distribution support it receives.

If any of our products or technologies fails to achieve market acceptance, our ability to generate additional revenue will be limited, which would have a material adverse effect on our business.
Our products may not reach the commercial market for a number of reasons.
Drug development is an inherently uncertain process with a high risk of failure at every stage of development. Successful R&D of pharmaceutical products is difficult, expensive and time consuming. Many product candidates fail to reach the market. Our success will depend on the development and the successful commercialization of additional previously Unapproved Marketed Drug (“UMD”) products, development of products that utilize our drug delivery technologies. If any of our additional UMD products or products incorporating our drug delivery technologies fails to reach the commercial market, our future revenues would be adversely affected.
Even if our products and current drug delivery technologies appear promising during development, there may not be successful commercial applications developed for them for a number of reasons, including:

•
the FDA, the European Medicines Agency (“EMA”), the competent authority of an EU Member State or an Institutional Review Board (“IRB”), or an Ethics Committee (EU equivalent to IRB), or our partners may delay or halt applicable clinical trials;

•	we or our partners may face slower than expected rate of patient recruitment and enrollment in clinical trials, or may devote insufficient funding to the clinical trials;

•	our drug delivery technologies and drug products may be found to be ineffective or cause harmful side effects, or may fail during any stage of pre-clinical testing or clinical trials;

•	we or our partners may find certain products cannot be manufactured on a commercial scale and, therefore, may not be economical or feasible to produce; or

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
To be successful in the highly competitive pharmaceutical industry, we must commit substantial resources each year to R&D in order to develop new products and enhance our technologies. In 2017, we spent $33,418 on R&D. Our ongoing investments in R&D for future products could result in higher costs without a proportionate increase, or any increase, in revenues. The R&D process is lengthy and carries a substantial risk of failure. If our R&D does not yield sufficient products that achieve commercial success, our future operating results will be adversely affected.
The development of several of our drug delivery technologies and products depend on the services of a single provider and any interruption of operations of such provider could significantly delay or have a material adverse effect on our product pipeline.
Currently, Avadel uses a single source provider for the development, supply of clinical materials and potentially the supply of commercial batches for several of our products incorporating our drug delivery technologies. For details see the discussion in the “Business - Information on the Company” in this Part I, Item 1 of this Annual Report on Form 10-K. Any disruption in the operations of this provider or if this provider fails to supply acceptable quantity and quality materials or services to us for any reason, such disruption or failure could delay our product development and could have a material adverse effect on our business, financial condition and results of operations. In case of a disruption, we may need to establish alternative manufacturing sources for our drug delivery products, and this would likely lead to substantial production delays as we build or locate replacement facilities and seek to satisfy necessary regulatory requirements.
We depend on a limited number of suppliers for the manufacturing of our products and certain raw materials used in our products and any failure of such suppliers to deliver sufficient quantities of supplies of product or these raw materials could have a material adverse effect on our business.
Currently, we depend on a limited number of CMOs for three products, Bloxiverz®, Vazculep® and Akovaz®, from which we derive a majority of our revenues and a single contract manufacturer for Noctiva™. Additionally, we purchase certain raw materials used in our products from a limited number of suppliers, including a single supplier for certain key ingredients. If the supplies of these products or materials were interrupted for any reason, our manufacturing and marketing of certain products could be delayed. These delays could be extensive and expensive, especially in situations where a substitution was not readily available or required variations of existing regulatory approvals and certifications or additional regulatory approval. For example, an alternative supplier may be required to pass an inspection by the FDA, EMA or the competent authorities of EU Member States for compliance with current Good Manufacturing Practices (“cGMP”) requirements before supplying us with product or before we may incorporate that supplier’s ingredients into the manufacturing of our products by our contract, development, and manufacturing organizations (“CDMOs”). Failure to obtain adequate supplies in a timely manner could have a material adverse effect on our business, financial condition and results of operations.
If our competitors develop and market technologies or products that are safer or more effective than ours, or obtain regulatory approval and market such technologies or products before we do, our commercial opportunity will be diminished or eliminated.
Competition in the pharmaceutical and biotechnology industry is intense and is expected to increase. We compete with academic laboratories, research institutions, universities, joint ventures and other pharmaceutical and biotechnology companies, including other companies developing drug delivery technologies or niche brand or generic specialty pharmaceutical products. Some of these competitors may also be our business partners.
Our drug delivery technologies compete with technologies provided by several other companies (for details, see the discussion in the “Business of Avadel” under “Competition and Market Opportunities - Competition and Market Opportunities” in Part I, Item 1 of this Annual Report on Form 10-K). In particular, New Biological Entities (“NCEs”) could be developed that, if successful, could compete against our drug delivery technologies or products. Among the many experimental therapies being tested in the U.S. and in the EU, there may be some that we do not now know of that may compete with our drug delivery technologies or products in the future. These new biological or chemical products may be safer or may work better than our products.
With respect to our UMD drug products, the FDA could approve generic versions or previously filed NDAs of our marketed products.
Many of our competitors have substantially greater financial, technological, manufacturing, marketing, managerial and R&D resources and experience than we do. Furthermore, acquisitions of competing drug delivery companies by large pharmaceutical companies could enhance our competitors’ resources. Accordingly, our competitors may succeed in developing competing technologies and products, obtaining regulatory approval and gaining market share for their products more rapidly than we do.
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

If we cannot keep pace with the rapid technological change in our industry, we may lose business, and our products and technologies could become obsolete or noncompetitive.
Our success also depends, in part, on maintaining a competitive position in the development of products and technologies in a rapidly evolving field. Major technological changes can happen quickly in the biotechnology and pharmaceutical industries. If we cannot maintain competitive products and technologies, our competitors may succeed in developing competing technologies or obtaining regulatory approval for products before us, and the products of our competitors may gain market acceptance more rapidly than our products. Such rapid technological change, or the development by our competitors of technologically improved or different products, could render our products or technologies obsolete or noncompetitive.
We may fail to effectively execute our business strategy.
Our business strategy is to commercially launch Noctiva™ during 2018, continue our UMD program, including by obtaining FDA approval for, and commercialize our fourth UMD product candidate as well as potentially additional future UMD product candidates, continue to seek FDA approval for FT 218 which is in Phase III clinical trial, continue to seek to develop and commercialize products using our drug delivery technologies, and develop and identify and acquire additional businesses or new product opportunities. There can be no assurance that we will be successful in any of these objectives; and a failure in any of these objectives could negatively impact our business and operating results.
In particular, we may be unable to successfully identify attractive acquisition candidates or complete any acquisitions, successfully integrate any acquired business, product or technology or retain any key employees of acquired businesses. Integrating any business, product or technology we acquire could be expensive and time consuming, and could disrupt our ongoing business and distract our management. If we fail to complete these acquisitions or successfully integrate any acquired businesses, products or technologies, our business will suffer. In addition, any amortization or charges resulting from the costs of acquisitions could negatively impact our operating results.
If we cannot adequately protect our intellectual property and proprietary information, we may be unable to sustain a competitive advantage.
Our success depends, in part, on our ability to obtain and enforce patents and other intellectual property rights for our products and technology, including our drug delivery platforms, and to preserve our trade secrets and other proprietary information. If we cannot do so, our competitors may exploit our technologies and deprive us of the ability to realize revenues and profits from our products and technologies.
To the extent any of Avadel’s products may benefit from protections afforded by patents, Avadel faces the risk that patent law relating to the scope of claims in the pharmaceutical and biotechnology fields is continually evolving and can be the subject of uncertainty and may change in a way that would limit protection. Our patents may not be exclusive, valid or enforceable. For example, our patents may not protect us against challenges by companies that submit drug marketing applications to the FDA, or the competent authorities of EU Member States or other jurisdictions in which we may attempt to compete, in particular where such applications rely, at least in part, on safety and efficacy data from our products or our business partners’ products. In addition, competitors may obtain patents that may have an adverse effect on our ability to conduct business, or they may discover ways to circumvent our patents. The scope of any patent protection may not be sufficiently broad to cover our products or to exclude competing products. Any patent applications that we have made to may make relating to our potential products or technologies may not result in patents being issued. Further, patent protection once obtained is limited in time, after which competitors may use the covered product or technology without obtaining a license from us. Because of the time required to obtain regulatory marketing approval, the period of effective patent protection for a marketed product is frequently substantially shorter than the duration of the patent.

Our partnerships with third parties expose us to risks that they will claim intellectual property rights on our inventions or fail to keep our unpatented products or technology confidential. We also rely on trademarks, copyrights, trade secrets and know-how to develop, maintain and strengthen our competitive position.

To protect our products, trade secrets and proprietary technologies, we rely, in part, on confidentiality agreements with our employees, consultants, advisors and partners. These agreements may not provide adequate protection for our trade secrets and other proprietary information in the event of any unauthorized use or disclosure, or if others lawfully develop the information. If these agreements are breached, we cannot be certain that we will have adequate remedies. Further, we cannot guaranty that third parties will not know, discover or independently develop equivalent proprietary information or technologies, or that they will not gain access to our trade secrets or disclose our trade secrets to the public. Therefore, we cannot guaranty that we can maintain and protect unpatented proprietary information and trade secrets. Misappropriation or other loss of our intellectual property would adversely affect our competitive position and may cause us to incur substantial litigation or other costs.
The implementation of the Leahy-Smith America Invents Act of 2011 may adversely affect our business.
The Leahy-Smith America Invents Act of 2011 (“AIA”) changes the current U.S. “first-to-invent” system to a system that awards a patent to the “first-inventor-to-file” for an application for a patentable invention. This change alters the pool of available materials that can be used to challenge patents in the U.S. and eliminates the ability to rely on prior research to lay claim to patent rights. Disputes will be resolved through new derivation proceedings and the AIA creates mechanisms to allow challenges to issued patents in reexamination, inter partes review and post grant proceedings. New bases and procedures may make it easier for competitors to challenge our patents, which could result in increased competition and have a material adverse effect on our business and results of operations. The AIA may also make it harder to challenge third-party patents and place greater importance on being the first inventor to file a patent application on an invention. The AIA amendments to patent filing and litigation procedures in the U.S. may result in litigation being more complex and expensive and divert the efforts of our technical and management personnel.
Third parties may claim that our products infringe their rights, and we may incur significant costs resolving these claims.
Third parties may claim, that the manufacture, use, import, offer for sale or sale of our drug delivery technologies or our other products infringes on their patent rights and other intellectual property rights. For example, in connection with us seeking regulatory approval for FT 218, companies that produce any branded pharmaceutical versions of such products may allege that FT 218 infringes their patents or other intellectual property rights and file suit against us to prevent it from commercializing FT 218. In response to any claim of infringement, we may have to seek licenses, defend infringement actions or challenge the validity or enforceability of those patent rights in court. If we cannot obtain required licenses, are found liable for infringement or are not able to have such patent rights declared invalid or unenforceable. We may be liable for significant monetary damages, encounter significant delays in bringing products to market or be precluded from the manufacture, use, import, offer for sale or sale of products or methods of drug delivery covered by the patents of others. We may not have identified, or be able to identify in the future, U.S. or foreign patents that pose a risk of potential infringement claims.
Any claims, with or without merit, that our products or drug delivery technologies infringe proprietary rights of third parties could be time-consuming, result in costly litigation or divert the efforts of our technical and management personnel, any of which could disrupt our relationships with our partners and could significantly harm our operating results.
If we or our partners are required to obtain licenses from third parties, our revenues and royalties on any commercialized products could be reduced.
The development of certain products based on our drug delivery technologies may require the use of raw materials (e.g., proprietary excipient), active ingredients, drugs (e.g., proprietary proteins) or technologies developed by third parties. The extent to which efforts by other researchers have resulted or will result in patents and the extent to which we or our partners are forced to obtain licenses from others, if available, on commercially reasonable terms is currently unknown. If we or our partners must obtain licenses from third parties, fees must be paid for such licenses, which could reduce the net revenues and royalties we may receive on commercialized products that incorporate our drug delivery technologies.
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
The costs of compliance with privacy and security laws, including protecting electronically stored information from cyber-attacks, and potential liability associated with failure to do so could adversely affect our business, financial condition and results of operations. We are subject to various domestic and international privacy and security regulations, including but not limited to HIPAA. Additionally, we will be required to comply with the General Data Protection Regulation (“GDPR”) (Regulation EU 2016/679) by May 25, 2018. HIPAA mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. In addition, many states have enacted comparable laws addressing the privacy and security of health information, some of which are more stringent than HIPAA. GDPR will require Avadel to ensure that personal data Avadel collects is gathered legally and under strict conditions and protect such personal data from misuse and exploitation. If Avadel fails to comply with GDPR, we will face significant fines and penalties that could adversely affect our business, financial condition and results of operations.
Our effective tax rate could be highly volatile and could adversely affect our operating results.

•	our future effective tax rate may be adversely affected by a number of factors, many of which are outside of our control, including:

•	the jurisdictions in which profits are determined to be earned and taxed;

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
Risks Related to Our Exclusive License Agreement for Noctiva™
Consumer purchases of Noctiva™ are subject risks related to reimbursement from government agencies and other third parties.

We anticipate that a substantial majority of Avadel’s Noctiva™ sales will be reimbursed by third-party payors such as the Medicare Part D program in the U.S. and private health insurance companies. The commercial success of Noctiva™ will therefore depend substantially on the availability and levels of reimbursements by these payors. Government authorities and private health insurance companies decide which drugs they will cover and establish payment levels, and we cannot guaranty the availability or levels of any such reimbursements for Noctiva™. We do not anticipate that it will have material Medicare Part D reimbursement coverage until 2019. Patients in the Medicare Part D program make up at least 50% of the target patient population for Noctiva. The opportunity to target this patient population will therefore not be fully achievable until material Medicare Part D reimbursement coverage is achieved. If reimbursement for Noctiva™ is unavailable or limited by governmental or private insurance programs, our Noctiva™ business and its results of operations will suffer a material adverse effect.

Obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to the payor supporting scientific, clinical and cost-effectiveness data for Noctiva™.

In recent years, government health programs such as Medicare and other third-party payors in the United States have increased their efforts to:

•
limit the price of covered drugs, including by challenging the prices charged by manufacturers, or by seeking other cost saving measures such as mandatory discounts or rebates, stricter requirements for initial reimbursement approvals and other similar measures such as price increase restrictions;

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

Governmental agencies in the United States have enacted or adopted, are considering, and may in the future enact and adopt, various legislative and regulatory proposals to change the healthcare system, often with a particular focus on the pharmaceutical industry; and any changes resulting from such proposals may affect our ability to sell Noctiva™ profitably.

Any significant changes in the healthcare system in the United States would likely have a substantial impact on the manner in which we conduct our Noctiva™ business and could have a material adverse effect on our commercialization efforts for Noctiva™.

We may have overestimated the market opportunity for Noctiva™ or we may not effectively exploit such market opportunity.

Our internal analyses may overstate the market opportunity in the United States for the drug desmopressin acetate, which we have licensed from Serenity and which we intend to market under the brand name “Noctiva™”. If one or more of the assumptions underlying our internal analyses are incorrect, the benefits we anticipate from the Serenity License Agreement for Noctiva™ may not be realized or may be smaller than expected. We may also fail to effectively exploit the market opportunity for Noctiva™, and such failure could have a material adverse effect on our business, financial condition, operating results and liquidity.

Significant safety or drug interaction problems could arise with respect to Noctiva™.

Data supporting the marketing approvals and forming the basis for the safety warnings in the product labels were derived from controlled clinical trials of limited duration in limited patient populations with Noctiva™ and from existing scientific knowledge and previous clinical assessments of the active pharmaceutical ingredient (desmopressin Acetate). Specifically, Noctiva™’s prescribing information includes a black box warning stating that it can cause hyponatremia. As Noctiva™ is used over longer periods of time and by more patients, some of whom may have underlying health problems or may be taking other medicines, new issues relating to safety, tolerability, resistance or drug-interaction could arise, which may require Avadel to provide additional warnings or contraindications on product labels, or otherwise narrow approved indications for Noctiva™. Further, additional information from ongoing research or clinical trials of Noctiva™ may raise doubts or concerns about its efficacy. If serious safety, tolerability, resistance, drug-interaction, efficacy, or any other such concerns or issues arise with respect to Noctiva™, sales of Noctiva™ could be impaired, limited or abandoned.

Patents covering NoctivaTM that we license from Serenity under the Serenity License Agreement are subject to litigation and if Serenity is unsuccessful in defending this litigation, we may lose our exclusive rights to such patents or be required to obtain licenses from third parties to continue to develop and commercialize NoctivaTM, which would have a material adverse effect on our business.

Patents covering NoctivaTM that we have in-licensed from Serenity and which are listed in the Approved Drug Products with Therapeutic Equivalence Evaluations database published by the FDA’s Center for Drug Evaluation and Research (commonly known as the “Orange Book”) are subject to two pending litigation proceedings. In the first proceeding, which was initiated in April 2012 in the United States District Court for the Southern District of New York, Ferring B.V., Ferring International Center S.A., and Ferring Pharmaceuticals Inc., which we collectively refer to as Ferring, filed suit against Serenity Pharmaceuticals Corporation, Serenity Pharmaceuticals, LLC, Reprise Biopharmaceutics, LLC, Allergan, Inc., Allergan USA, Inc., Allergan Sales, LLC, Seymour H. Fein and Ronald V. Nardi, alleging a number of claims relating to U.S. Patent Nos. 7,799,761 (which is expected to expire in 2024), 7,579,321 (which is expected to expire in 2023), and 7,405,203 (which is expected to expire in 2023) (the “Patents-in-Suit”). In particular, Ferring has alleged that certain Ferring employees should be the sole named inventors of these patents or co-inventors with the current named inventors. In addition, Ferring has asserted related claims against the defendants for breach of common law duties, aiding and abetting breach of common law duties, breach of contract, intentional interference with contractual relations, trade secret misappropriation, unfair competition, conversion, fraudulent concealment and unjust enrichment. In March 2013, the district court dismissed all of Ferring’s allegations except for Ferring’s inventorship allegations. In April 2014, certain defendants filed certain counterclaims against Ferring. In September 2015, the district court granted the defendants’ motion for summary judgment on Ferring’s inventorship allegations, finding that Ferring was equitably estopped from asserting such allegations. Ferring may appeal the decisions dismissing its allegations. In the second proceeding, which was initiated in April 2017 in the United States District Court for the District of Delaware, Ferring filed suit against Serenity Pharmaceuticals, LLC, Reprise Biopharmaceutics, LLC and Allergan, Inc., seeking a declaratory judgment that the Patents-in-Suit are invalid and unenforceable and that Ferring’s Nocdurna product does not infringe the Patents-in-Suit. No trial date has been set.

If Serenity is ultimately unsuccessful in defending Ferring’s allegations in these litigation proceedings, we may lose valuable patent rights covering NoctivaTM. For example, if a court were to ultimately require that Ferring employees replace the current named inventors as the sole named inventors of the Patents-in-Suit or otherwise award ownership of the Patents-in-Suit to Ferring, then we would no longer have any rights to such patents and we would be required to obtain a license from Ferring to such patents to continue to develop and commercialize NoctivaTM. Such a license may not be available on commercially reasonable terms or at all. If we were unable to obtain any license to any of the Patents-In-Suit, we may be required to cease our development and commercialization of NoctivaTM. We could also be liable for damages to Ferring, which may be significant. Even if we were able to obtain such a license, we may only be non-exclusive and in such case we would not be able to enforce any of the Patents-in-

Suit against competitors or other third parties, which may materially impair our ability to prevent competitors and other third parties from developing and commercializing products that are the same as or similar to NoctivaTM.
If a court were to ultimately find that Ferring employees should be added as named inventors to the Patents-in-Suit alongside the current named inventors or otherwise award Ferring co-ownership of the Patents-In-Suit, then we would no longer have exclusive rights to such patents. In such case, if we were unable to obtain an exclusive license to Ferring’s co-ownership interest in the Patents-In-Suit, Ferring would be able to exploit such patents itself or license such rights to our competitors or other third parties. Moreover, we and Serenity would need the cooperation of Ferring as a co-owner of the Patents-In-Suit in order to enforce such patents against third parties, and such cooperation may not be provided.
If Ferring were ultimately successful in its challenges to the validity and enforceability of the Patents-In-Suit such that a court declares the Patents-in-Suit invalid or unenforceable, we would lose our ability to enforce such patents against third parties, which may materially impair our ability to prevent competitors and other third parties from developing and commercializing products that are the same as or similar to NoctivaTM. In addition, if Ferring were ultimately successful in its request for a declaration that its Nocdurna product does not infringe the Patents-in-Suit, then we would not be able to enforce the Patents-In-Suit to prevent the development and commercialization of Ferring’s Nocdurna product.

Any of the foregoing could result in a material adverse effect on our business, financial condition, results of operations, liquidity or prospects.

We may not successfully increase awareness of nocturia and or the potential benefits of Noctiva™.

Our ability to establish effective marketing and advertising campaigns for Noctiva™ will be key to our success in commercializing the drug. If we are unable to increase awareness of nocturia (i.e., adult night-time non-incontinent urination, which Noctiva™ is intended to reduce), the establishment of nocturnal polyuria as the critical etiology that must be treated despite any other co-morbidities and the potential benefits of Noctiva™, our effort to build a substantial customer base for the drug may not be successful. In addition, our overall marketing activities or pricing strategies may not be successful in promoting or selling Noctiva™. If our marketing and advertising programs are not adequate to support future growth of Noctiva™ sales, its expected results may experience a material adverse effect on our business, financial condition and results of operations.

We depend on a third-party supplier to manufacture Noctiva™ and any failure of such supplier to deliver sufficient quantities of Noctiva™ would have a material adverse effect on our business.

We will depend on a single CMO, Renaissance Lakewood, LLC, for the manufacturing and supply of Noctiva™. If the supplies of Noctiva™ are interrupted for any reason, our manufacturing and marketing of Noctiva™ could be delayed. These delays could be extensive and expensive, especially in situations where a substitute is not readily available, or where additional regulatory approval is required. Failure to obtain adequate supplies in a timely manner could have a material adverse effect on our business, financial condition and results of operations.

Our cost to commercialize Noctiva™ could exceed our estimates or such costs may not provide the intended results.

Our past and future internal budgets, plans and projections may underestimate the costs it will incur to develop and commercialize Noctiva™, including transaction and integration costs and the costs of other financial, business and strategic initiatives related to the Serenity License Agreement. Even if we adequately control such costs, our expenditures in developing and commercializing Noctiva™ may not yield the desired results. Further, we may incur higher than expected operating costs, and we may encounter general economic and business conditions that adversely affect it relating to the Serenity License Agreement.

The development and commercialization of Noctiva™ will likely require significant management attention, which could disrupt our business and adversely affect our financial results.

We anticipate that our management will devote substantial time and attention to develop and commercialize Noctiva™. By diverting management’s attention away from our other products, our ongoing operations could suffer, which could have a material adverse effect on our business, financial condition, results of operations or prospects.

Risks Related to Regulatory and Legal Matters
Our products will generally be subject to regulatory approval. If we or our pharmaceutical and biotechnology company partners do not obtain such approvals, or if such approvals are delayed, our revenues may be adversely affected.
Although Noctiva has FDA approval (as described in the “Business of Avadel” included in Part I, Item 1 of this Annual Report), our fourth UMD product and our FT 218 product, as well as products that we may wish to market in the future may not gain regulatory approval and reach the commercial market for a variety of reasons.
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
The FDA may also withdraw product clearances and approvals for failure to comply with regulatory requirements or if problems follow initial marketing. In the same way, medicinal products for supply on the EU market are subject to marketing authorization by either the European Commission, following an opinion by the EMA, or by the competent authorities of EU Member States. Applicants for marketing authorization must submit extensive technical and clinical data essentially in the form of the ICH Common Technical Document. The data is subject to extensive review by the competent authorities, and after such review the data may be considered inappropriate or insufficient. If applications for marketing authorization by pharmaceutical and biotechnology company partners are delayed or rejected, if the therapeutic indications for which the product is approved are limited, or if conditional marketing authorization imposing post-marketing clinical trials or surveillance is imposed, our revenues, operating results and liquidity may decline and earnings may be negatively impacted.
Our products are subject to continuing regulation, and we on our own, and in conjunction with our pharmaceutical partners, may be subject to adverse consequences if we or they fail to comply with applicable regulations.
We on our own and in conjunction with our pharmaceutical partners will be subject to extensive regulatory requirements for our and the co-developed products and product candidates, even if the products receive regulatory approval. These regulations are wide-ranging and govern, among other things:

•	adverse drug experiences and other reporting requirements;

•	product promotion and marketing;

•	APIs and/or product manufacturing, including cGMP compliance;

•	record keeping;

•	distribution of drug samples;

•	required clinical trials and/or post-marketing studies;

•	authorization renewal procedures;

•	authorization variation procedures;

•	compliance with any required REMS;

•	updating safety and efficacy information;

•	processing of personal data;

•	use of electronic records and signatures; and

•	changes to product manufacturing or labeling.
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

•
reaching agreement on acceptable terms with prospective contract research organizations (“CROs”) and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

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
We rely on CROs and other third parties to assist us in designing, managing, monitoring and otherwise carrying out our clinical trials, including with respect to site selection, contract negotiation and data management. We do not control these third parties and, as a result, they may not treat our clinical studies as a high priority, which could result in delays. We are responsible for confirming that each of our clinical trials is conducted in accordance with its general investigational plan and protocol, as well as the FDA’s and non-U.S. regulatory agencies’ requirements, commonly referred to as good clinical practices, for conducting, recording and reporting the results of clinical trials to ensure that the data and results are credible and accurate and that the trial participants are adequately protected. The FDA and non-U.S. regulatory agencies enforce good clinical practices through periodic inspections of trial sponsors, principal investigators and trial sites. If we, CROs or other third parties assisting us or our study sites fail to comply with applicable good clinical practices, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or its non-U.S. counterparts may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA or non-U.S. regulatory agencies will determine that any of our clinical trials comply with good clinical practices. In addition, our clinical trials must be conducted with product produced under the FDA’s cGMP regulations and similar regulations outside of the U.S. Our failure, or the failure of our product suppliers, to comply with these regulations may require us to repeat or redesign clinical trials, which would delay the regulatory approval process.
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
If we or our partners, including any CDMOs that we use, fail to comply with these laws and regulations, the FDA, the European Commission, competent authorities of EU Member States, or other regulatory organizations, may take actions that could significantly restrict or prohibit commercial distribution of our products and products that incorporate our technologies. If the FDA, the European Commission or competent authorities of EU Member States determine that we are not in compliance with these laws and regulations, they could, among other things:

•	issue warning letters;

•	impose fines;

•	seize products or request or order recalls;

•	issue injunctions to stop future sales of products;

•	refuse to permit products to be imported into, or exported out of, the U.S. or the E.U.;

•	suspend or limit our production;

•	withdraw or vary approval of marketing applications;

•	order the competent authorities of EU Member States to withdraw or vary national authorization; and

•	initiate criminal prosecutions.
If FT 218 is approved by the FDA, we may not obtain orphan drug marketing exclusivity.

Orphan drug status may be granted by the FDA to certain products intended to treat diseases and conditions that affect fewer than 200,000 individuals in the United States or, if they affect more than 200,000 individuals in the United States, there is no reasonable expectation of recovering the cost of developing and making the product available in the United States for the applicable disease or condition.

Our proposed product FT 218 obtained orphan drug designation from the FDA in January 2018. A product with orphan drug designation that subsequently receives the first FDA approval for the disease or condition for which it has such designation will be entitled to certain U.S. marketing exclusivity for a period of seven years. FT 218 would not be the first product with such FDA approval. However, in limited circumstances, including if the FDA concludes that FT 218 is safer, more effective or makes a major contribution to patient care, the FDA could award FT 218 with such marketing exclusivity. The orphan drug designation for FT 218 does not guaranty that the FDA would ultimately award this product with orphan drug status for purposes of marketing exclusivity. Among other factors, the FDA will consider the results of our FT 218 Phase III clinical trial with respect to the efficacy and safety of the product. Thus, there can be no assurance that the FDA will ultimately grant orphan drug status, or marketing exclusivity, for FT 218. In addition, even if such orphan drug marketing exclusivity rights were granted by the FDA, such rights may be lost if the FDA later determines that our request for such designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition to be treated with the product.

We are subject to U.S. federal and state and international laws and regulations prohibiting “kickbacks” and false claims that, if violated, could subject us to substantial penalties, and any challenges to or investigation into our practices under these laws could cause adverse publicity and be costly to respond to, and thus could harm our business.
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
Our ability to successfully commercialize our products and technologies may depend on the extent to which the government health administration authorities, the health insurance funds in the EU Member States, private health insurers and other third-party payor in the U.S. will reimburse consumers for the cost of these products, which would affect the volume of drug products sold by pharmaceutical and biotechnology companies that incorporate our technology into their products. Third party payor are increasingly challenging both the need for, and the price of, novel therapeutic drugs and uncertainty exists as to the reimbursement status of newly approved therapeutics. The commercial success of our products depends in part on the conditions under which products incorporating our technology are reimbursed. Adequate third-party reimbursement may not be available for such drug products to enable us to maintain price levels sufficient to realize an appropriate return on our investments in research and product development, which could materially and adversely affect our business. We cannot predict the effect that changes in the healthcare system, especially cost containment efforts, may have on our business. In particular, it is difficult to predict the effect of health care reform legislation enacted in the U.S. in 2010, certain provisions of which are still subject to regulatory implementation, further legislative change and ongoing judicial review. Any such changes or changes due to future legislation governing the pricing and reimbursement of healthcare products in the EU Member States may adversely affect our business.
Regulatory reforms may adversely affect our ability to sell our products profitably.
From time to time, the U.S. Congress, the Council of the European Union and the European Parliament, as well as the legislators of the EU Member States, adopt changes to the statutes that the FDA, the European Commission and the competent authorities of the EU Member States enforce in ways that could significantly affect our business. In addition, the FDA, the European Commission and the competent authorities of the EU Member States often issue new regulations or guidance, or revise or reinterpret their current regulations and guidance in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted or FDA, EU or EU Member State’s regulations, guidance or interpretations changed, and what the impact of any such changes may be. Any such changes could have a significant impact on the path to approval of our proposed products or of competing products, and on our obligations and those of our pharmaceutical industry partners.
We and companies to which we have licensed, or will license our products or drug delivery technologies and subcontractors we engage for services related to the development and manufacturing of our products are subject to extensive regulation by the FDA and other regulatory authorities. Our and their failure to meet strict regulatory requirements could adversely affect our business.
We, and companies to which we license our products or drug delivery technologies, as well as companies acting as subcontractors for our product developments, including but not limited to non-clinical, pre-clinical and clinical studies, and manufacturing, are subject to extensive regulation by the FDA, other domestic regulatory authorities and equivalent foreign regulatory authorities, particularly the European Commission and the competent authorities of EU Member States. Those regulatory authorities may conduct periodic audits or inspections of the applicable facilities to monitor compliance with regulatory standards and we remain responsible for the compliance of our subcontractors. If the FDA or another regulatory authority finds failure to comply with applicable regulations, the authority may institute a wide variety of enforcement actions, including:

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
The testing, including through clinical trials, manufacturing and marketing, and the use of our products may expose us to potential product liability and other claims. If any such claims against us are successful, we may be required to make significant compensation payments. Any indemnification that we have obtained, or may obtain, from CROs or pharmaceutical and biotechnology companies or hospitals conducting human clinical trials on our behalf may not protect us from product liability claims or from the costs of related litigation. Insurance coverage is expensive and difficult to obtain, and we may be unable to obtain coverage in the future on acceptable terms, if at all. We currently maintain general liability insurance and product liability and recall insurance. We cannot be certain that the coverage limits of our insurance policies or those of our strategic partners will be adequate. If we are unable to obtain sufficient insurance at an acceptable cost, a product liability claim or recall could adversely affect our financial condition. Similarly, any indemnification we have obtained, or may obtain, from pharmaceutical and biotechnology companies with whom we are developing, or will develop, our products may not protect us from product liability claims from the consumers of those products or from the costs of related litigation.
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
We currently maintain property, business interruption and casualty insurance with limits that we believe to be commercially reasonable, but may be inadequate to cover any actual liability or damages.
Risks Related to Ownership of Our Securities
Our share price has been volatile and may continue to be volatile.
The trading price of our shares has been, and is likely to continue to be, highly volatile. The market value of an investment in our shares may fall sharply at any time due to this volatility. During the year ended December 31, 2017, the closing sale price of our ADSs as reported on the Nasdaq Global ranged from $8.03 to $11.57. During the year ended December 31, 2016, the closing sale price of our ADSs as reported on the NASDAQ National Market ranged from $7.85 to $14.89. The market prices for securities of drug delivery, specialty pharma, biotechnology and pharmaceutical companies historically have been highly volatile. Factors that could adversely affect our share price include, among others:

•	fluctuations in our operating results;

•	announcements of technological partnerships, innovations or new products by us or our competitors;

•	actions with respect to the acquisition of new or complementary businesses;

•	governmental regulations;

•	developments in patent or other proprietary rights owned by us or others;

•	public concern as to the safety of drug delivery technologies developed by us or drugs developed by others using our platform;

•	the results of pre-clinical testing and clinical studies or trials by us or our competitors;

•	adverse events related to our products or products developed by pharmaceutical and biotechnology company partners that use our drug delivery technologies;

•	lack of efficacy of our products;

•	litigation;

•	decisions by our pharmaceutical and biotechnology company partners relating to the products incorporating our technologies;

•	the perception by the market of specialty pharma, biotechnology, and high technology companies generally;

•	general market conditions, including the impact of the current financial environment; and

•	the dilutive impact of any new equity securities we may issue.
If we are not able to sustain profitability in the future, the value of our shares may fall.
We reported net income of $68.3 million for the year ended December 31, 2017 and net loss of $41.3 million for the year ended December 31, 2016. We cannot predict if we will be able to sustain profitability. If we are unable to maintain a profit in future periods, the market price of our shares may fall. Our ability to operate profitably depends upon a number of factors, many of which are beyond our direct control. These factors include:

•	the demand for our drug delivery technologies and products;

•	the level of product and price competition;

•	our ability to develop new partnerships and additional commercial applications for our products;

•	our ability to control our costs;

•	our ability to broaden our customer base;

•	the effectiveness of our marketing strategy;

•	Our effective tax rate;

•	the launch costs of Noctiva;

•	the effectiveness of our partners’ marketing strategy for products that use our technology; and

•	general economic conditions.
We may require additional financing, which may not be available on favorable terms or at all, and which may result in dilution of the equity interest of the holders of our ADSs.
We may require additional financing to fund the development and possible acquisition of new products and businesses. We may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. If we cannot obtain financing when needed, or obtain it on favorable terms, we may be required to curtail our plans to continue to develop drug delivery technologies, develop new products, or acquire additional products and businesses. Other factors that will affect future capital requirements and may require us to seek additional financing include:

•	the development and acquisition of new products and drug delivery technologies;

•	the progress of our research and product development programs; and

•	the timing of, and amounts received from, future product sales, product development fees and licensing revenue and royalties.
If adequate funds are not available, we may be required to significantly reduce or refocus our product development efforts, resulting in loss of sales, increased costs and reduced revenues. Alternatively, to obtain needed funds for acquisitions or operations, we may choose to issue additional ADSs representing our ordinary shares, or issue equity-linked debt, or we may choose to issue preferred shares, in either case through public or private financings. Additional funds may not be available on terms that are favorable to us and, in the case of such equity financings, may result in dilution to the holders of our ADSs.
We have broad discretion in the use of our cash and may not use it effectively.
Our management has broad discretion in the use of our cash, and may not apply our cash in ways that ultimately increase the value of any investment in our securities. We currently intend to use our cash to fund marketing activities for our commercialized products, to fund certain clinical trials for product candidates, to fund R&D activities for potential new product candidates, to acquire assets or businesses that we may identify as potentially beneficial to our business strategies, and for working capital, capital expenditures and general corporate purposes. As in the past we expect to invest our cash in available-for-sale marketable securities, including corporate bonds, U.S. government securities, other fixed income securities and equities; and these investments may not yield a favorable return. If we do not invest or apply our cash effectively, our financial position and the price of our ADSs may decline.

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

We believe these provisions may provide some protection to holders of our ADSs from coercive or otherwise unfair takeover tactics. These provisions are not intended to make us immune from takeovers. However, these provisions will apply even if some holders of our ADSs consider an offer to be beneficial and could delay or prevent an acquisition that our Board of Directors determines is in the best interest of the holders of our ADSs. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.

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
The duties of directors and officers of an Irish company are generally owed to the company only. Therefore, under Irish law shareholders of Irish companies do not generally have a right to commence a legal action against directors or officers, and may only do so in limited circumstances. Directors of an Irish company must act with due care and skill, honestly and in good faith with a view to the best interests of the company. Directors must not put themselves in a position in which their duties to the company and their personal interests conflict and must disclose any personal interest in any contract or arrangement with the company or any of our subsidiaries. A director or officer can be held personally liable to the company in respect of a breach of duty to the company.

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
Judgments of United States courts, including those predicated on the civil liability provisions of the federal securities laws of the United States, may not be enforceable in Cayman Islands courts.

We have been advised by our Cayman Islands legal counsel, Maples and Calder, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us or Avadel judgments of courts of the United States predicated upon the civil liability provisions of the securities laws of the United States or any State; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us or Avadel predicated upon the civil liability provisions of the securities laws of the United States or any State, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, and or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

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
As of February 16, 2017, Deerfield Capital and certain of its affiliates beneficially owned approximately 9.98% of Avadel’s outstanding shares (in the form of ADRs). As of February 6, 2018, Brandes Investment Partners, L.P. and certain of its affiliates beneficially owned 7.99% of Avadel’s outstanding shares (in the form of ADRs). As of February 13, 2018, Broadfin Capital and certain of its affiliates beneficially owned approximately 6.59% of our outstanding shares (in the form of ADRs). As of November 1, 2017, Perceptive Advisors LLC and certain of its affiliates beneficially owned 5.4% of our outstanding shares (in the form of ADRs). To the extent these shareholders continue to hold a large percentage of our share capital and voting rights, they will remain in a position to exert heightened influence in the election of the directors of the Company and in other corporate actions that require shareholder approval, including change of control transactions.

Risks Related to the Notes

The conditional exchange feature of the Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional exchange feature of the Notes is triggered, holders of Notes will be entitled to exchange the Notes at any time during specified periods at their option (see the discussion under the caption “Recent Developments -- Issuance of Exchangeable Notes” in Item 1 of this Annual Report on Form 10-K). If one or more holders elect to exchange their Notes, unless we elect to satisfy our exchange obligation by causing to be delivered solely ADSs (other than paying cash in lieu of any fractional

ADS), we would be required to settle a portion or all of our exchange obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to exchange their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The accounting method for convertible and exchangeable debt securities that may be settled in cash, such as the Notes, could have a material effect on Avadel’s reported financial results.
Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20, an entity must separately account for the liability and equity components of the convertible or exchangeable debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion or exchange in a manner that reflects the issuer’s economic interest cost. However, entities must first consider the guidance in ASC 815-15, Embedded Derivatives (“ASC 815-15”), to determine if an instrument contains an embedded feature that should be separately accounted for as a derivative. ASC 815 provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional, as defined by ASC 815-40. Should this exception apply, the effect of ASC 470-20 on the accounting for the Notes is that the equity component would be required to be included in the additional paid-in capital section of stockholders’ equity on Avadel’s consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Notes. As a result, Avadel would be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. Avadel would report lower net income in its financial results because ASC 470-20 would require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect Avadel’s reported or future financial results, the trading price of the ADSs and the trading price of the Notes.
In addition, under certain circumstances, convertible or exchangeable debt instruments (such as the Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the ADSs deliverable upon exchange of the Notes are not included in the calculation of diluted earnings per share except to the extent that the exchange value of the Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of ADSs that would be necessary to settle such excess, if we elected to settle such excess in ADSs, are issued. Neither we nor Avadel can be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If Avadel is unable to use the treasury stock method in accounting for the ADSs deliverable upon exchange of the Notes, then Avadel’s diluted earnings per share would be adversely affected.
Exchanges of the Notes will dilute the ownership interest of Avadel’s existing shareholders and holders of the ADSs, including holders who had previously exchanged their Notes and received ADSs upon exchange, to the extent our exchange obligation includes ADSs.
The exchange of some or all of the Notes will dilute the ownership interests of Avadel’s existing shareholders and holders of the ADSs to the extent our exchange obligation includes ADSs. Any sales in the public market of the ADSs issuable upon such exchange of the Notes could adversely affect prevailing market prices of the ADSs and, in turn, the price of the Notes. In addition, the existence of the Notes may encourage short selling by market participants because the exchange of the Notes could depress the price of the ADS.
The fundamental change repurchase feature of the Notes may delay or prevent an otherwise beneficial takeover attempt of Avadel.
The indenture governing the Notes will require us to repurchase the Notes for cash upon the occurrence of a fundamental change and, in certain circumstances, to increase the exchange rate for a holder that exchanges its Notes in connection with a make-whole fundamental change. A takeover of Avadel may trigger the requirement that we repurchase the Notes and/or increase the exchange rate, which could make it more costly for a potential acquirer to engage in a combinatory transaction with us or Avadel. Such additional costs may have the effect of delaying or preventing a takeover of Avadel that would otherwise be beneficial to investors.
Dividends paid by the Parent may be subject to Irish dividend withholding tax
In certain circumstances, as an Irish tax resident company, Avadel will be required to deduct Irish dividend withholding tax (currently at the rate of 20%) from dividends paid to its shareholders. Shareholders that are resident in the U.S., EU countries (other than Ireland) or other countries with which Ireland has signed a tax treaty (whether the treaty has been ratified or not) generally should not be subject to Irish withholding tax so long as the shareholder has provided its broker, for onward transmission to Avadel’s qualifying intermediary or other designated agent (in the case of shares held beneficially), or Avadel or its transfer agent (in the case of shares held directly), with all the necessary documentation by the appropriate due date prior to payment of the dividend. However, some shareholders may be subject to withholding tax, which could adversely affect the price of ordinary shares and the value of their Notes.
Risks Related to Recent Tax Legislation

The effect of comprehensive U.S. tax reform legislation on us, whether adverse or favorable, is uncertain.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (H.R. 1) (the “Tax Act”). Among a number of significant changes to the U.S. federal income tax rules, the Tax Act reduces the marginal U.S. corporate income tax rate from 35% to 21%, limits the deduction for net interest expense, shifts the United States toward a more territorial tax system, and imposes new rules to combat erosion of the U.S. federal income tax base. While our analysis of the Tax Act’s impact on our cash tax liability and financial condition has not identified any overall material adverse effect, we are still evaluating the effects of the Tax Act on us and there are a number of uncertainties and ambiguities as to the interpretation and application of many of the provisions in the Tax Act. In the absence of guidance on these issues, we will use what it believes are reasonable interpretations and assumptions in interpreting and applying the Tax Act for purposes of determining our cash tax liabilities and results of operations, which may change as we receive additional clarification and implementation guidance and as the interpretation of the Tax Act evolves over time. It is possible that the Internal Revenue Service (“IRS”) could issue subsequent guidance or take positions on audit that differ from the interpretations and assumptions that we have previously made, which could have a material adverse effect on our cash tax liabilities, results of operations and financial condition.

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
We have commercial and administrative activities located in Chesterfield, Missouri. Our current office space consists of 22,229 square feet, and the lease expires in 2023. We still maintain the lease on our former office space which expires in 2018. Additionally, we still maintain the lease on the former headquarters of FSC Laboratories, Inc. located in Charlotte, North Carolina. This office space consists of 6,300 square feet, and the lease expires in 2020.
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
Item 3.        Legal Proceedings.
With respect to pending litigation involving patents covering Noctiva™, please see the information set forth under the caption “— Risks Related to Avadel’s Exclusive License Agreement for Noctiva™” in the “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K. While we may be engaged in various other claims and legal proceedings in the ordinary course of business, we are not involved (whether as a defendant or otherwise) in, and, we have no knowledge of any threat of, any other litigation, arbitration or administrative or other proceeding that management believes would, if determined adversely, have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 4.        Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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
Common Stock Data (per share):

The principal trading market for the Company’s securities in ADSs is the NASDAQ Global Market. There is no foreign trading market for the Company’s ordinary shares, ADSs or any other equity security issued by the Company. Each ADS represents one ordinary share, nominal value $0.01. Each ADS is evidenced by an ADR. The Bank of New York Mellon is the Depositary for the ADRs.

As of March 9, 2018, there were 37,693,988 ADS outstanding, and the closing stock price of the Company was $7.29 per share.

The following table reports the high and low trading prices of the ADSs on the NASDAQ Market for the periods indicated:

	2017 Price Range		2016 Price Range
	High	Low	High	Low

First quarter	$12.30	$8.87	$12.92	$7.85
Second quarter	11.72	8.75	13.32	8.83
Third quarter	11.18	8.14	14.89	11.01
Fourth quarter	11.53	7.52	13.16	9.26

Holders

As of March 9, 2018, there were 87 holders of record of our ordinary shares and 19 accounts registered with The Bank of New York Mellon, the depositary of our ADS program, as holders of ADSs, one of which ADS accounts is registered to the Depositary Trust Corporation (DTC). Because our ADSs are generally held of record by brokers, nominees and other institutions as participants in DTC on behalf of the beneficial owners of such ADSs, we are unable to estimate the total number of beneficial owners of the ADSs held by these record holders.

Dividends
The Company has never declared or paid a cash dividend on any of our capital stock and does not anticipate declaring cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

The following table summarizes the repurchase activity of our ordinary shares during the three months ended December 31, 2017. The repurchase activity presented below includes market repurchases of shares.

In March 2017, the Board of Directors approved an authorization to repurchase up to $25,000 of Avadel ordinary shares represented by ADSs. Under this authorization, which has an indefinite duration, share repurchases may be made in the open market, in block transactions on or off the exchange, in privately negotiated transactions, or through other means as determined by the Board of Directors and in accordance with the regulations of the Securities and Exchange Commission. The timing and amount of repurchases, if any, will depend on a variety of factors, including the price of our shares, cash resources, alternative investment opportunities, corporate and regulatory requirements and market conditions. This share repurchase program may be modified, suspended or discontinued at any time without prior notice. We may also from time to time establish a trading plan under Rule 10b5-1 of the Securities and Exchange Act of 1934 to facilitate purchases of our shares under this program.

Issuer Purchases of Equity Securities
Fourth Quarter 2017
(in thousands, except per share data)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2017	444	$10.82	444	$2,639
November 1, 2017 - November 30, 2017	—	—	—	2,639
December 1, 2017 - December 31, 2017	—	—	—	2,639
Total	444	$10.82	444	2,639

Stock Performance Graph

The following graph compares the cumulative 5-year return provided to shareholders of Avadel’s ADSs relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. We believe these indices are the most appropriate indices against which the total shareholder return of Avadel should be measured. The NASDAQ Biotechnology Index has been selected because it is an index of U.S. quoted biotechnology and pharmaceutical companies. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our ADSs and in each of the indexes on January 1, 2013 and our relative performance is tracked through December 31, 2017. The comparisons shown in the graph are based upon historical data and we caution that the stock price performance shown in the graph is not indicative of, or intended to forecast, the potential future performance of our stock.

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act. Notwithstanding any statement to the contrary set forth in any of our filings under the Securities Act of 1933 or the Exchange Act that might incorporate future filings, including this Annual Report on Form 10-K, in whole or in part, this performance graph shall not be incorporated by reference into any such filings except as may be expressly set forth by specific reference in any such filing.

Item 6.        Selected Financial Data (in thousands, except per share amounts).

Annual Financial Data:

The following selected financial data should be read in conjunction with our consolidated financial statements and related notes appearing in Item 8 “Financial Statements and Supplementary Data” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Annual Report on Form 10-K. The Company’s historical results are not necessarily indicative of the results to be expected in any future period.

Statement of Income (Loss) Data:	2017	2016	2015	2014	2013

Total revenue	$173,245	$150,246	$173,009	$14,975	$4,179
Gross profit (a)	156,944	136,998	161,599	11,592	3,617
Operating income (loss)	89,505	(4,965)	70,758	(93,657)	(53,700)
Net income (loss) from continuing operations	68,271	(41,276)	41,798	(89,487)	(46,176)
Net income from discontinued operations	—	—	—	4,018	3,584
Net income (loss)	68,271	(41,276)	41,798	(85,469)	(42,592)
Net income (loss) per share - basic:
Continuing operations	1.69	(1.00)	1.03	(2.47)	(1.81)
Discontinued operations	—	—	—	0.11	0.14
Net income (loss) per share - basic	1.69	(1.00)	1.03	(2.36)	(1.67)
Net income (loss) per share - diluted:
Continuing operations	1.63	(1.00)	0.96	(2.47)	(1.81)
Discontinued operations	—	—	—	0.11	0.14
Net income (loss) per share - diluted	1.63	(1.00)	0.96	(2.36)	(1.67)

Balance Sheet Data:	2017	2016	2015	2014	2013

Cash and cash equivalents	$16,564	$39,215	$65,064	$39,760	$6,636
Marketable securities	77,511	114,980	79,738	53,074	401
Goodwill	18,491	18,491	18,491	18,491	18,491
Intangible assets, net	92,289	22,837	15,825	28,389	40,139
Total assets	253,277	245,482	215,081	174,382	116,252
Long-term debt (incl. current portion)	267	815	1,118	3,717	30,249
Long-term related party payable (incl. current portion)	98,925	169,347	122,693	114,750	55,265

(a) Gross profit is computed by subtracting cost of products and services sold from total revenues.

Quarterly Financial Data (Unaudited):

The following tables present certain unaudited consolidated quarterly financial information for each quarter of 2017 and 2016. Year-to-date net income (loss) per share amounts may be different than the sum of the applicable quarters due to differences in weighted average shares outstanding for the respective periods.

2017:	March 31	June 30	September 30	December 31

Revenues	$52,507	$46,311	$39,675	$34,752
Gross profit (a)	48,605	41,750	35,885	30,704
Operating income (loss)	33,341	34,126	26,118	(4,080)
Net income (loss)	25,910	28,927	21,679	(8,245)
Net income (loss) per share - basic	0.63	0.70	0.54	(0.21)
Net income (loss) per share - diluted	0.61	0.68	0.52	(0.21)

2016:	March 31	June 30	September 30	December 31

Revenues	$36,216	$38,858	$32,087	$43,085
Gross profit (a)	32,310	34,951	29,243	40,494
Operating income (loss)	5,704	(11,543)	(16,190)	17,064
Net income (loss)	(6,058)	(19,958)	(19,994)	4,734
Net income (loss) per share - basic	(0.15)	(0.48)	(0.48)	0.11
Net income (loss) per share - diluted	(0.15)	(0.48)	(0.48)	0.11

(a) Gross profit is computed by subtracting cost of products and services sold from total revenues.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS
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
Overview
Nature of Operations
Avadel Pharmaceuticals plc (“Avadel,” the “Company,” “we,” “our,” or “us”) is a branded specialty pharmaceutical company. Avadel’s current revenues are primarily derived from products we market based on first-to-file New Drug Applications (“NDAs”) for pharmaceutical products previously sold in the U.S. without Food and Drug Administration (“FDA”) approval (“Unapproved Marketed Products” or “UMDs”). In addition, through the acquisition of patient-focused, innovative products or businesses in the commercial- and or late-stage of development, Avadel seeks to provide solutions for overlooked and unmet medical needs, including our urology product, Noctiva™, which we in-licensed in 2017 and will begin marketing in 2018. Avadel also seeks to develop products that utilize our Micropump® drug delivery technology, such as our narcolepsy product which is in clinical trials.
Avadel’s current commercial portfolio consists of three sterile injectable products, which were previously UMDs, used in the hospital setting, and Noctiva™, a urology product, which is the first and only FDA approved product for the treatment of nocturia due to nocturnal polyuria in adults. Avadel believes that nocturia, the condition of waking two or more times per night to void, represents a large unmet medical need affecting approximately 40 million Americans.
Avadel is actively developing a fourth sterile, injectable UMD product for which it expects to file an NDA and seek FDA approval. In addition, Avadel is currently enrolling patients in our REST-ON Phase III clinical trial to evaluate the safety and efficacy of FT 218, a once-nightly formulation of sodium oxybate using Micropump®, for the treatment of excessive daytime sleepiness (EDS) and cataplexy in patients suffering from narcolepsy. Narcolepsy is a rare sleep disorder with few approved treatment options. Avadel will continue to strategically evaluate potential UMDs and Micropump® based product candidates for development and approval, and will also look for synergistic acquisition targets to grow our company.

The Company was incorporated in Ireland on December 1, 2015 as a private limited company, and re-registered as an Irish public limited company on November 21, 2016. Our headquarters are in Dublin, Ireland and we have operations in St. Louis, Missouri, United States, and Lyon, France.
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

◦
all outstanding ordinary shares of Flamel, €0.122 nominal value per share, were canceled and exchanged on a one-for-one basis for newly issued ordinary shares of the Company, $0.01 nominal value per share. This change in nominal value of our outstanding shares resulted in our reclassifying $5,937 on our balance sheet from ordinary shares to additional paid-in capital

◦
our Board of Directors is authorized to issue preferred shares on a non-pre-emptive basis, for a maximum period of five years, at which point such an authorization may be renewed by shareholders. The Board of Directors has discretion to dictate terms attached to the preferred shares, including voting, dividend, conversion rights, and priority relative to other classes of shares with respect to dividends and upon a liquidation.

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
References in these consolidated financial statements and the notes thereto to “Avadel,” the “Company,” “we,” “our,” “us,” and similar terms shall be deemed to be references to Flamel prior to the completion of the Merger, unless the context otherwise requires.
Prior to completion of the Merger, the Flamel ADSs were listed on the Nasdaq Global Market (“Nasdaq”) under the trading symbol “FLML”; and immediately after the Merger the Company’s ADSs were listed for and began trading on Nasdaq on January 3, 2017 under the trading symbol “AVDL.”
Further details about the reincorporation, the Merger and the Merger Agreement are contained in our definitive proxy statement filed with the Securities and Exchange Commission on May 1, 2017.
Under Irish law, the Company can only pay dividends and repurchase shares out of distributable reserves, as discussed further in the Company’s proxy statement filed with the SEC as of July 5, 2016. Upon completion of the Merger, the Company did not have any distributable reserves. On February 15, 2017, the Company filed a petition with the High Court of Ireland seeking the court’s confirmation of a reduction of the Company’s share premium so that it can be treated as distributable reserves for the purposes of Irish law. On March 6, 2017, the High Court issued its order approving the reduction of the Company’s share premium by $317,254 which can be treated as distributable reserves.
Our Business Model
Avadel executes three primary strategies that allow us to develop and/or license or acquire differentiated branded products for FDA approval and commercialization, principally in the United States.
Unapproved Marketed Drug (“UMD”) Products
In 2006 the FDA announced its Marketed Unapproved Drugs - Compliance Policy Guide with the intention to incentivize pharmaceutical companies to pursue approvals for pharmaceutical products, many of which pre-date the establishment of the FDA. Although these products are not protected by patents or similar intellectual property, the FDA’s Compliance Policy Guide dictates that should NDA approval be granted for any such products via a 505(b)(2) process, the FDA will remove competing unapproved manufacturers until a generic application is approved. We believe that over a thousand unapproved drugs are marketed in the United States today and, while many of these products are outdated therapies, we strategically evaluate those UMD products that are more commonly used as candidates for possible future FDA approval and marketing under our UMD program.
To date, we have received FDA approvals for three UMD products which we currently market under the brand names Bloxiverz® (neostigmine methylsulfate injection), Vazculep® (phenylephrine hydrochloride injection) and Akovaz® (ephedrine sulfate injection).
Inorganic Growth Through Acquisitions, Licensing, Divestitures and/or Partnerships
We currently have a strong balance sheet and intend to explore and pursue appropriate inorganic growth opportunities that may enhance profitability and cash flow and would complement our urology and hospital products, or our sleep-focused product candidate, FT 218. We in-licensed Noctiva™ in September 2017 from Serenity Pharmaceuticals, and in February 2018 we divested four pediatric products to, and entered into a LiquiTime development agreement with, Cerecor.

Development of Micropump®-Based Products
Our versatile Micropump-based technology allows us to select unique product development opportunities, representing either “life cycle” opportunities, whereby additional intellectual property can be added to a pharmaceutical to extend the commercial viability of a currently marketed product, or innovative formulation opportunities for new chemical entities (“NCE”). Several products formulated using our proprietary drug delivery technologies are currently under various stages of development. These products will be commercialized either by Avadel and/or by partners via licensing/distribution agreements. We are developing a product which uses our Micropump drug-delivery technology for the treatment of EDS and cataplexy in patients suffering from narcolepsy. We currently refer to this product as FT 218. FT 218 is a Micropump-based formulation of sodium oxybate. Sodium oxybate is the sodium salt of gamma hydroxybutyrate, an endogenous compound and metabolite of the neurotransmitter gamma-aminobutyric acid. Sodium oxybate has been described as a therapeutic agent with high medical value. Sodium oxybate is approved in Europe and the United States as a twice nightly formulation indicated for the treatment of EDS and cataplexy in patients with narcolepsy.
Key Business Trends and Highlights
In operating our business and monitoring our performance, we consider a number of performance measures, as well as trends affecting our industry as a whole, which include the following:

•
Healthcare and Regulatory Reform: Various health care reform laws in the U.S. may impact our ability to successfully commercialize our products and technologies. The success of our commercialization efforts may depend on the extent to which the government health administration authorities, the health insurance funds in the E.U. Member States, private health insurers and other third-party payers in the U.S. will reimburse consumers for the cost of healthcare products and services.

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

Recent Developments
Asset Purchase Agreement with Cerecor.
On February 12, 2018, Avadel Pharmaceuticals plc (the “Company”), together with its subsidiaries Avadel Pharmaceuticals (USA), Inc., Avadel Pediatrics, Inc., FSC Therapeutics, LLC (“FSC Therapeutics”), and Avadel US Holdings, Inc. (“Holdings”), as the “Sellers,” entered into an asset purchase agreement (the “Purchase Agreement”) with Cerecor, Inc. (“Cerecor”). At the closing under the Purchase Agreement, on February 16, 2018, Cerecor purchased from the Sellers four pediatric commercial stage assets – Karbinal™ ER, Cefaclor, Flexichamber™ and AcipHex® Sprinkle™, together with certain associated business assets – which were held by FSC Therapeutics and FSC Laboratories, Inc., which is also a subsidiary of the Company (collectively “FSC”).  The Company acquired FSC in February 2016 from Deerfield CSF, LLC (“Deerfield CSF”) and certain of its affiliates. Pursuant to the Purchase Agreement, Cerecor assumed the Company’s  remaining payment obligations to Deerfield CSF under the Membership Interest Purchase Agreement, dated as of February 5, 2016, between Holdings, Flamel Technologies SA (the predecessor of the Company) and Deerfield CSF and certain of its affiliates, which payment obligations consist of the following (collectively, the “Assumed Obligations”): (i) a quarterly payment of $263 beginning in July 2018 and ending in October 2020, amounting to an aggregate payment obligation of $2,625; (ii) a payment in January 2021 of $15,263; and (iii) a quarterly royalty payment of 15% on net sales of the FSC products through February 5, 2026 (“FSC Product Royalties”), in an aggregate amount of up to approximately $10,300.  Cerecor also assumed certain contracts and other obligations related to the acquired assets, and in that connection Holdings agreed to pay Cerecor certain make-whole payments associated with obligations Cerecor is assuming related to a certain supply contract related to Karbinal™ ER.

License and Development Agreement

Also in connection with the closing under the Purchase Agreement, Flamel Ireland Limited, an Irish limited company operating under the trade name of Avadel Ireland (“Avadel Ireland”) and a wholly-owned subsidiary of the Company, and Cerecor entered into a license and development agreement (the “License and Development Agreement”) pursuant to which, among other things:

•
Avadel Ireland will provide Cerecor with four product formulations utilizing Avadel Ireland’s LiquiTime™ technology, and will complete pilot bioequivalence studies for such product formulations within 18 months;

•	Cerecor will reimburse Avadel Ireland for development costs of the four LiquiTime™ products in excess of $1,000 in the aggregate;

•
Upon transfer of the four product formulations, Cerecor will assume all remaining development costs and responsibilities for the product development, clinical studies, NDA applications and associated filing fees; and

•
Upon regulatory approval and commercial launch of any LiquiTime™ products, Cerecor will pay Avadel Ireland quarterly royalties based on a percentage of net sales of any such products in the mid-single.

Deerfield Guarantee

In connection with the closing under the Purchase Agreement, the Company and Holdings provided their guarantee (the “Deerfield Guarantee”) in favor of Deerfield CSF, LLC and certain of its affiliates (“Deerfield”). Under the Deerfield Guarantee, the Company and Holdings guaranteed to Deerfield the payment by Cerecor of the obligations of the Company and certain of its subsidiaries (the “Assumed Obligations”) under the Membership Interest Purchase Agreement between the Company and Deerfield dated February 5, 2016. The Assumed Obligations include (i) a quarterly payment of $263 beginning in July 2018 and ending in October 2020, amounting to an aggregate payment obligation of $2,625; (ii) a payment in January 2021 of $15,263; and (iii) a quarterly royalty payment of 15% on net sales of the FSC products through February 6, 2026 (“FSC Product Royalties”), in an aggregate amount of up to approximately $10,300. In addition, under the Deerfield Guarantee, the Company and Holdings guaranteed that Deerfield would receive certain minimum annual FSC Product Royalties through February 6, 2026 (the “Minimum Royalties”).

Armistice Guarantee

In connection with the closing under the Purchase Agreement, Armistice Capital Master Fund, Ltd., the majority shareholder of Cerecor, guaranteed to Holdings the payment by Cerecor of the Assumed Obligations, including the Minimum Royalties.

Issuance of Exchangeable Notes
On February 14, 2018 we announced that our wholly-owned subsidiary, Avadel Finance Cayman Limited (the “Issuer”), priced a $125,000 aggregate principal amount of 4.50% exchangeable senior notes due 2023 (the “Notes”) in a private placement (the “Offering”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The sale of the Notes closed on February 16, 2018. In connection with the Offering, the Issuer granted the initial purchasers of the Notes a 30-day option to purchase up to an additional $18,750 aggregate principal amount of the Notes, which was fully exercised on February 16, 2018.
Net proceeds from the Notes were $137,719 after deducting the initial purchasers’ discount and estimated offering expenses. We expect to use the net proceeds of the Offering for working capital and general corporate purposes.  We also used cash on-hand to purchase approximately 2.0 million ADSs for $18,000 concurrently with the pricing of the Offering in privately negotiated transactions effected with or through a representative of the initial purchasers or an affiliate of such representative.  The Issuer agreed to purchase such ADSs at a purchase price per ADS equal to the $8.99 per ADS closing price on The Nasdaq Global Market on February 13, 2018.
The Notes are general, unsecured obligations of the Issuer, and are fully and unconditionally guaranteed by Avadel on a senior unsecured basis.  Interest on the Notes will be payable semi-annually in cash in arrears on February 1 and August 1 of each year, beginning on August 1, 2018. The Notes will mature on February 1, 2023, unless earlier exchanged, repurchased or redeemed in accordance with their terms. The Notes will be issued in minimum denominations of $200 and integral multiples of $1 in excess thereof.

Subject to certain conditions and during certain periods, the Notes will be exchangeable at the option of the holders at an initial exchange rate of 92.6956 ADSs per $1 principal amount of Notes, which is equivalent to an initial exchange price of approximately $10.79 per ADS. Such initial exchange price represents a premium of approximately 20% to the $8.99 per ADS closing price on The Nasdaq Global Market on February 13, 2018.  Upon the exchange of any Notes, the Issuer will pay or cause to be delivered, as the case may be, cash, ADSs or a combination of cash and ADSs, at the Issuer’s election.

Financial Highlights

Highlights of our consolidated results for the year ended December 31, 2017 are as follows:

•
Revenue was $173,245 for the year ended December 31, 2017 compared to $150,246 in the same period last year. This increase was primarily the result of having a full year’s worth of Akovaz revenue in 2017, compared to the prior year which had revenue only from August 2016, the date Akovaz was launched. This increase was partially offset by declines in Bloxiverz unit volumes and net selling price as a result of additional competition.

•
Operating income was $89,505 for the year ended December 31, 2017 compared to operating loss of $4,965 for the year ended December 31, 2016. The primary reasons for the increase in operating income were due to changes in the fair value of related party contingent considerations of $80,325 (i.e., the Company recognized a $31,040 gain resulting from the changes in fair value of related party contingent consideration for the year ended December 31, 2017, compared to a loss of $49,285 in the same period last year), as well as increased gross margin of $19,946 driven by higher revenue as described above and a decrease in intangible asset amortization expense of $10,229. Higher SG&A of $14,681 partially offset these increases.

•	Net income was $68,271 for the year ended December 31, 2017 compared to net loss of $41,276 in the same period last year.

•	Diluted net income per share was $1.63 for the year ended December 31, 2017 compared to net loss per share of $1.00 in the same period last year.

•	Cash and marketable securities decreased $60,120 to $94,075 at December 31, 2017 from $154,195 at December 31, 2016.

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
The following accounting policies are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. Management’s estimates are based on the relevant information available at the end of each period.
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
For generic products and branded products where the ultimate net selling price to customer is estimable, the Company recognizes revenues upon delivery to the wholesaler. For new product launches the Company recognizes revenue if sufficient data is available to determine product acceptance in the marketplace such that product returns may be estimated based on historical or analog product data and there is probable evidence of reorders and consideration is made of wholesaler inventory levels. As part of the third quarter 2016 launch of Akovaz, the Company determined that sufficient data was available to determine the ultimate net selling price to the customer and therefore recognized revenue upon delivery to our wholesaler customers.
Prior to the second quarter 2016, the Company did not have sufficient historical or analog product data to estimate certain revenue deductions. As such, we could not accurately estimate the ultimate net selling price of our hospital portfolio of products and as a result delayed revenue recognition until the wholesaler sold the product through to end customers.
During the second quarter of 2016, it was determined that we now had sufficient evidence, history, data and internal controls to estimate the ultimate selling price of our products upon shipment from our warehouse to our customers, the wholesalers.  Accordingly, we discontinued the sell-through revenue approach and now recognize revenue once the product is delivered to the wholesaler. As a result of this change in accounting estimate, we recognized $5,981 in additional revenue, or $0.05 per diluted share, for the twelve months ended December 31, 2016 that previously would have been deferred until sold by the wholesalers to the hospitals.
License and Research Revenue
Our license and research revenues consist of fees and/or milestone payments. Non-refundable fees where we have continuing performance obligations are deferred and are recognized ratably over our projected performance period. We recognize milestone payments, which are typically related to regulatory, commercial or other achievements by us or our licensees and distributors, as revenues when the milestone is accomplished and collection is reasonably assured. To the extent that the expected timelines for such milestone payments are changed from initial estimates, the Company will record cumulative adjustments to reflect the revised timeline. For the year ended December 31, 2017, we recognized $404 of revenue from license agreements.
Research and Development (“R&D”). R&D expenses consist primarily of costs related to clinical studies and outside services, personnel expenses, and other R&D expenses. Clinical studies and outside services costs relate primarily to services performed by clinical research organizations and related clinical or development manufacturing costs, materials and supplies, filing fees, regulatory support, and other third-party fees. Personnel expenses relate primarily to salaries, benefits and stock-based compensation. Other R&D expenses primarily include overhead allocations consisting of various support and facilities-related costs. R&D expenditures are charged to operations as incurred.
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
We have not recorded a deferred tax liability for any income or withholding taxes that may arise as the result of the distribution of unremitted earnings within our Company. At December 31, 2017, the Company has unremitted earnings of $3,038 outside of Ireland as measured on a US GAAP basis. Based on our estimates that future domestic cash generation will be sufficient to meet future domestic cash needs along with our specific plans for reinvestment, we have not recorded a deferred tax liability for any income or withholding taxes that may arise from a distribution that would qualify as a dividend for tax purposes. It is not practicable to estimate the amount of deferred tax liability on such remittances, if any.
Goodwill. Goodwill represents the excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed. The Company has determined that we operate in a single segment and has a single reporting unit associated with the development and commercialization of pharmaceutical products. The annual test for goodwill impairment is a two-step process. The first step is a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. If this step indicates impairment, then, in the second step, the loss is measured as the excess of recorded goodwill over the implied fair value of the goodwill. Implied fair value of goodwill is the excess of the fair value of the reporting unit as a whole over the fair value of all separately identified assets and liabilities within the reporting unit. The Company tests goodwill for impairment annually and when events or changes in circumstances indicate that the carrying value may not be recoverable. During the fourth quarter of 2017, we performed our required annual impairment test of goodwill and have determined that no impairment of goodwill existed at December 31, 2017 or 2016.
Long-Lived Assets. Long-lived assets include fixed assets and intangible assets. Intangible assets consist primarily of purchased licenses and intangible assets recognized as part of the Éclat and FSC acquisitions. Acquired IPR&D has an indefinite life and is not amortized until completion and development of the project, at which time the IPR&D becomes an amortizable asset, for which amortization of such intangible assets is computed using the straight-line method over the estimated useful life of the assets.
Long-lived assets are reviewed for impairment whenever conditions indicate that the carrying value of the assets may not be fully recoverable. Such impairment tests are based on a comparison of the pretax undiscounted cash flows expected to be generated by the asset to the recorded value of the asset or other market based value approaches. If impairment is indicated, the asset value is written down to its market value if readily determinable or its estimated fair value based on discounted cash flows. Any significant changes in business or market conditions that vary from current expectations could have an impact on the fair value of these assets and any potential associated impairment. The Company has determined that no impairment existed at December 31, 2017 or 2016.
Acquisition-related Contingent Consideration. The acquisition-related contingent consideration payables arising from the acquisition of Éclat Pharmaceuticals (i.e., our hospital products) and FSC (our pediatrics products) are accounted for at fair-value (see Item 8. Financial Statements and Supplementary Data and Note 10: Long-Term Related Party Payable). The fair value of the warrants issued in connection with the Éclat acquisition are estimated using a Black-Scholes option pricing model. The fair value of acquisition-related contingent consideration payable is estimated using a discounted cash flow model based on the long-term sales or gross profit forecasts of the specified hospital or pediatric products using an appropriate discount rate. There are a number of estimates used when determining the fair value of these earn-out payments. These estimates include, but are not limited to, the long-term pricing environment, market size, market share the related products are forecast to achieve, the cost of goods related to such products and an appropriate discount rate to use when present valuing the related cash flows. These estimates can and often do change based on changes in current market conditions, competition, management judgment and other factors. Changes to these estimates can have and have had a material impact on our consolidated statements of income (loss) and balance sheets. Changes in fair value of these liabilities are recorded in the consolidated statements of income (loss) within operating expenses as changes in fair value of related party contingent consideration.
Financing-related Royalty Agreements. We also entered into two royalty agreements with related parties in connection with certain financing arrangements. We elected the fair value option for the measurement of the financing-related contingent consideration payable associated with the royalty agreements with certain Deerfield and Broadfin entities, both of whom are related parties (see Note 10: Long-Term Related Party Payable). The fair value of financing-related royalty agreements is estimated using the same components used to determine the fair value of the acquisition-related contingent consideration noted above, with the exception of cost of products sold. Changes to these components can also have a material impact on our consolidated statements of income (loss) and balance sheets. Changes in the fair value of this liability are recorded in the consolidated statements of income (loss) as other income (expense) - changes in fair value of related party payable.

Results of Operations
The following is a summary of our financial results (in thousands, except per share amounts):

				Increase / (Decrease)
	Years Ended December 31,			2017 vs. 2016		2016 vs. 2015
Comparative Statements of Income (Loss):	2017	2016	2015	$	%	$	%

Product sales and services	$172,841	$147,222	$172,288	$25,619	17.4%	$(25,066)	(14.5)%
License and research revenue	404	3,024	721	(2,620)	(86.6)%	2,303	319.4%
Total revenue	173,245	150,246	173,009	22,999	15.3%	(22,763)	(13.2)%
Operating expenses:
Cost of products and services sold	16,301	13,248	11,410	3,053	23.0%	1,838	16.1%
Research and development expenses	33,418	34,611	25,608	(1,193)	(3.4)%	9,003	35.2%
Selling, general and administrative expenses	58,860	44,179	21,712	14,681	33.2%	22,467	103.5%
Intangible asset amortization	3,659	13,888	12,564	(10,229)	(73.7)%	1,324	10.5%
(Gain) loss - changes in fair value of related party contingent consideration	(31,040)	49,285	30,957	(80,325)	(163.0)%	18,328	59.2%
Restructuring costs	2,542	—	—	2,542	n/a	—	n/a
Total operating expenses	83,740	155,211	102,251	(71,471)	(46.0)%	52,960	51.8%
Operating income (loss)	89,505	(4,965)	70,758	94,470	1,902.7%	(75,723)	(107.0)%
Investment income, net	2,850	1,635	1,236	1,215	74.3%	399	32.3%
Interest expense, net	(1,052)	(963)	—	89	9.2%	963	n/a
Other income (expense) - changes in fair value of related party payable	2,071	(6,548)	(4,883)	(8,619)	(131.6)%	1,665	34.1%
Foreign exchange (loss) gain	(714)	1,123	10,594	(1,837)	(163.6)%	(9,471)	(89.4)%
Income (loss) before income taxes	92,660	(9,718)	77,705	102,378	1,053.5%	(87,423)	(112.5)%
Income tax provision	24,389	31,558	35,907	(7,169)	(22.7)%	(4,349)	(12.1)%
Net income (loss)	$68,271	$(41,276)	$41,798	$109,547	265.4%	$(83,074)	(198.8)%
Net income (loss) per share - diluted	$1.63	$(1.00)	$0.96	$2.63	263.0%	$(1.96)	(204.2)%
The revenues for each of the Company’s significant products were as follows:

				Increase / (Decrease)
	Years Ended December 31,			2017 vs. 2016		2016 vs. 2015
Revenues	2017	2016	2015	$	%	$	%

Bloxiverz	$45,596	$82,896	$150,083	$(37,300)	(45.0)%	$(67,187)	(44.8)%
Vazculep	38,187	39,796	20,151	(1,609)	(4.0)%	19,645	97.5%
Akovaz	80,617	16,831	—	63,786	379.0%	16,831	n/a
Other	8,441	7,699	2,054	742	9.6%	5,645	274.8%
Total product sales and services	172,841	147,222	172,288	25,619	17.4%	(25,066)	(14.5)%
License and research revenue	404	3,024	721	(2,620)	(86.6)%	2,303	319.4%
Total revenue	$173,245	$150,246	$173,009	$22,999	15.3%	$(22,763)	(13.2)%

2017 Compared to 2016
Product sales and services revenues were $172,841 for the year ended December 31, 2017, compared to $147,222 for the same prior year period. Revenues for the year ended December 31, 2016 include $5,981 in additional non-recurring revenue as a result of our change in accounting estimate previously described in our Form 10-K for the year ended December 31, 2016. Bloxiverz’s revenue declined $37,300 when compared to the same period last year, primarily due to a loss of market share and decrease in net selling price driven largely by two factors: a) lost business as a result of three new competitors in the neostigmine market who entered the market in the first quarter of 2016, the second and fourth quarters of 2017 and b) a new molecule approved by the FDA in late 2015 and launched in 2016 with a similar indicated use as Bloxiverz. Additionally, the decline in Bloxiverz’s revenue was partially offset by an increase of $4,597 related to the change in revenue estimate noted above. Vazculep’s revenue declined slightly by $1,609 driven by the effect of the non-recurring revenue estimate change of $1,384 which did not repeat in 2017. Revenue from Akovaz, which was launched in August 2016, contributed $80,617 to product sales for the year ended December 31, 2017. Other revenues, which includes our pediatric products, were up $742 in the year ended December 31, 2017 compared to the same prior year period. Revenues from our pediatric products, which were acquired in February 2016 were $8,044 for the year ended December 31, 2017, compared to $5,985 in the same prior year period.
License and research revenue was $404 for the year ended December 31, 2017 compared to $3,024 in the same period last year. During 2017, the Company made a determination that the performance period associated with a specific license will be longer than previously estimated and, accordingly, reduced license revenue by approximately $2,155 to reflect the Company’s current expected performance period. The longer than expected performance period is the result of a reassessment of the time it will take for the Company to complete certain contractual requirements mandated by the license.
2016 Compared to 2015
Product sales and services revenues were $147,222 for the year ended December 31, 2016, compared to $172,288 for the same prior year period. Revenues for the year ended December 31, 2016 include $5,981 in additional revenue as a result of our change in accounting estimate previously described in our Form 10-K for the year ended December 31, 2016. Bloxiverz’s revenue declined $67,187 when compared to the same period last year, primarily due to a $72,726 loss of market share and net selling price driven largely by two factors: a) lost business as a result of a new competitor in the neostigmine market who entered the market in the first quarter of 2016 and b) a new molecule approved by the FDA in late 2015 and launched in 2016 with a similar indicated use as Bloxiverz. The decline in Bloxiverz revenue was partially offset by an increase of $4,597 related to the change in the revenue estimate noted above. Vazculep’s revenue increased $19,645 when compared to the same period last year due primarily to higher market share and a full year run rate in 2016 when compared to 2015 resulting from its launch in late 2014. Vazculep’s sales were further increased by $1,384 related to the change in revenue estimate noted above. The launch of Akovaz in August 2016 contributed $16,831 to product sales for the year ended December 31, 2016. The increase in sales in Other was primarily driven from the February 2016 acquisition of FSC which contributed $5,985 in revenues.
License and research revenues increased $2,303 during the year ended December 31, 2016 compared to the same prior year period, driven primarily by a full year’s accretion of the license payment we received from our entrance into an exclusive licensing agreement of the LiquiTime drug delivery platform for the U.S. OTC drug market during the third quarter of 2015.

				Increase / (Decrease)
	Years Ended December 31,			2017 vs. 2016		2016 vs. 2015
Cost of Products and Services Sold	2017	2016	2015	$	%	$	%

Cost of products and services sold	$16,301	$13,248	$11,410	$3,053	23.0%	$1,838	16.1%
Percentage of sales	9.4%	8.8%	6.6%

Cost of products and services sold increased $3,053, or 23.0% during the year ended December 31, 2017 compared to the same period in 2016. As a percentage of sales, cost of products sold was up slightly to 9.4% compared to 8.8% as a result of product mix changes and lower net selling prices.
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

				Increase / (Decrease)
	Years Ended December 31,			2017 vs. 2016		2016 vs. 2015
Research and Development Expenses	2017	2016	2015	$	%	$	%

Research and development expenses	$33,418	$34,611	$25,608	$(1,193)	(3.4)%	$9,003	35.2%
Percentage of sales	19.3%	23.0%	14.8%

R&D expenses were largely unchanged when compared to the same period last year. The Company continues to spend a substantial portion of our R&D spending on our FT 218 Phase 3 sodium oxybate clinical study.
R&D expenses increased $9,003 or 35.2% and increased as a percentage of sales to 23.0% during the year ended December 31, 2016 as compared to the same period in 2015. These increases were primarily due to higher payroll and outside service costs related to feasibility studies and clinical program costs primarily associated with the sodium oxybate clinical trial.

				Increase / (Decrease)
	Years Ended December 31,			2017 vs. 2016		2016 vs. 2015
Selling, General and Administrative Expenses	2017	2016	2015	$	%	$	%

Selling, general and administrative expenses	$58,860	$44,179	$21,712	$14,681	33.2%	$22,467	103.5%
Percentage of sales	34.0%	29.4%	12.5%

Selling, general and administrative expenses increased $14,681 or 33.2% and increased as a percentage to sales to 34.0% during the year ended December 31, 2017 as compared to the prior year. This increase was primarily due to approximately $14,000 of costs associated with the anticipated 2018 launch of Noctiva.
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

				Increase / (Decrease)
	Years Ended December 31,			2017 vs. 2016		2016 vs. 2015
Intangibles Asset Amortization	2017	2016	2015	$	%	$	%

Intangible asset amortization	$3,659	$13,888	$12,564	$(10,229)	(73.7)%	$1,324	10.5%
Percentage of sales	2.1%	9.2%	7.3%

Intangible asset amortization expense decreased $10,229 or 73.7% during the year ended December 31, 2017 as compared to the same prior year period primarily driven by the Bloxiverz in process R&D asset being fully amortized as of December 31, 2016.
Intangible asset amortization expense increased $1,324 or 10.5% during the year ended December 31, 2016 as compared to the same prior year period, resulting from the commencement of amortization related to the acquired intangible assets of FSC.

				Increase / (Decrease)
	Years Ended December 31,			2017 vs. 2016		2016 vs. 2015
Changes in Fair Value of Related Party Contingent Consideration	2017	2016	2015	$	%	$	%

(Gain) loss - changes in fair value of related party contingent consideration	$(31,040)	$49,285	$30,957	$(80,325)	(163.0)%	$18,328	59.2%
Percentage of sales	(17.9)%	32.8%	17.9%

We compute the fair value of the related party contingent consideration using several significant assumptions and when these assumptions change, due to underlying market conditions the fair value of these liabilities change as well.

As a result, changes in the estimates of the underlying assumptions used to determine the fair values of a) our acquisition-related contingent consideration earn-out payments - Éclat, b) acquisition related warrants and c) acquisition related FSC royalty liabilities we recorded a gain of $31,040 to reduce the fair value of these liabilities for the year ended December 31, 2017 compared to an expense of $49,285 to increase the fair value of these liabilities for the year ended December 31, 2016. As noted in our critical accounting estimates, there are numerous estimates we use when determining the fair value of the acquisition-related earn-out payments - Éclat. These estimates include the long-term pricing environment, market size, the market share the related products are forecast to achieve, the cost of goods related to such products and an appropriate discount rate to use when present valuing the related cash flows.

For the year ended December 31, 2017, as a result of changes to these estimates when compared to the same estimates at December 31, 2016, we recognized a gain of $21,997 to lower the fair value of acquisition related liabilities for the Éclat products primarily as a result of a weaker long-term sales and gross profit outlook for Bloxiverz and Akovaz due to more competition. Additionally, we decreased the fair value of the acquisition related warrants which resulted in a gain of $8,738, primarily due to changes in the AVDL stock price at December 31, 2017 compared to December 31, 2016, changes in the volatility of AVDL stock and a shorter remaining term of the warrants.

For the year ended December 31, 2016, as a result of changes to these estimates when compared to the same estimates at December 31, 2015, we incurred a charge of $57,609 to increase the fair value of acquisition related liabilities for Éclat primarily as a result of changes in market assumptions around our Akovaz product and a slightly better long-term sales and gross profit outlook for Bloxiverz. Additionally, we reduced the fair value of the acquisition related warrants which resulted in a gain of $9,400, primarily due to a lower AVDL stock price at December 31, 2016 compared to December 31, 2015, changes in the volatility of AVDL stock during 2016 and a shorter remaining term. Further, we incurred a charge of $1,076 to increase the fair value of acquisition related FSC royalty liabilities.

Each of the underlying assumptions used to determine the fair values of these contingent liabilities can, and often do, change based on adjustments in current market conditions, competition and other factors. These changes can have a material impact on our consolidated statements of income (loss), balance sheet and cash flows.

				Increase / (Decrease)
	Years Ended December 31,			2017 vs. 2016		2016 vs. 2015
Restructuring Costs	2017	2016	2015	$	%	$	%

Restructuring costs	$2,542	$—	$—	$2,542	n/a	$—	n/a
Percentage of sales	1.5%	—%	—%
Restructuring charges of $2,542 were recognized during the year ended December 31, 2017. During the first quarter of 2017, we announced a plan to reduce our workforce at our Lyon, France site by approximately 50%.  This reduction is an effort to align the Company’s cost structure with our ongoing and future planned projects. In July 2017, the Company completed negotiations with the works council and received approval from the French Labor Commission to implement the plan. The reduction was substantially complete at the end of the year. The Company recorded a curtailment gain of $717 during the year ended December 31, 2017 associated with the reduction of certain defined benefit retirement plan liabilities due to the reduction in force.

				Increase / (Decrease)
	Years Ended December 31,			2017 vs. 2016		2016 vs. 2015
Investment Income, net	2017	2016	2015	$	%	$	%

Investment income, net	$2,850	$1,635	$1,236	$1,215	74.3%	$399	32.3%
Percentage of sales	1.6%	1.1%	0.7%

Investment income increased $1,215 during the year ended December 31, 2017 as compared to the same prior year period as gains were realized on a higher volume of sales of marketable securities year over year.

				Increase / (Decrease)
	Years Ended December 31,			2017 vs. 2016		2016 vs. 2015
Interest Expense, net	2017	2016	2015	$	%	$	%

Interest expense, net	$1,052	$963	$—	$89	9.2%	$963	n/a
Percentage of sales	(0.6)%	(0.6)%	—%
Interest expense increased $963 for the year ended December 31, 2016 when compared to the year ended December 31, 2015 as a result of interest on the long term related party note associated with the FSC acquisition.

				Increase / (Decrease)
	Years Ended December 31,			2017 vs. 2016		2016 vs. 2015
Other Income (Expense) - Changes in Fair Value of Related Party Payable:	2017	2016	2015	$	%	$	%

Other income (expense) - changes in fair value of related party payable	$2,071	$(6,548)	$(4,883)	$(8,619)	(131.6)%	$1,665	34.1%
Percentage of sales	1.2%	(4.4)%	(2.8)%
We recorded a gain of $2,071 and expense of $6,548 to reduce and increase the fair value of these liabilities during the years ended December 31, 2017 and 2016, respectively, due to the same reasons associated with the Éclat product sales forecasts as described in the section Changes in fair value of related party contingent consideration for these periods. As noted in our critical accounting estimates section, there are a number of estimates we use when determining the fair value of the related party payable payments. These estimates include the long-term pricing environment, market size, the market share the related products are forecast to achieve and an appropriate discount rate to use when present valuing the related cash flows. These estimates can and often do change based on changes in current market conditions, competition and other factors.

				Increase / (Decrease)
	Years Ended December 31,			2017 vs. 2016		2016 vs. 2015
Foreign Exchange (Loss) Gain:	2017	2016	2015	$	%	$	%

Foreign exchange (loss) gain	$(714)	$1,123	$10,594	$(1,837)	(163.6)%	$(9,471)	(89.4)%
Percentage of sales	(0.4)%	0.7%	6.1%
We recorded a foreign exchange loss of $714, for the year ended December 31, 2017 compared to a foreign exchange gain of $1,123 for the year ended December 31, 2016. This decline was driven by an overall increase in the Euro foreign exchange rate during 2017 when compared to an overall decline in the Euro foreign exchange rate during 2016.
Foreign exchange gain declined $9,471 or 89.4% for the year ended December 31, 2016 when compared to the year ended December 31, 2015. This decline was primarily due a foreign currency exchange gain recorded in 2015 associated with a USD denominated intercompany loan between Flamel SA, a Euro functional entity, and Éclat, a USD functional entity. This intercompany loan was settled in 2015.

				Increase / (Decrease)
	Years Ended December 31,			2017 vs. 2016		2016 vs. 2015
Income Taxes:	2017	2016	2015	$	%	$	%

Income tax provision	$24,389	$31,558	$35,907	$(7,169)	(22.7)%	$(4,349)	(12.1)%
Percentage of income (loss) before income taxes	26.3%	(324.7)%	46.2%

The items accounting for the difference between the income tax provision computed at statutory tax rates and the Company’s effective tax rate are as follows for the years ended December 31:

Reconciliation to Effective Income Tax Rate:	2017	2016	2015

Statutory tax rate (1)	12.5%	12.5%	33.3%
Differences in international tax rates	22.2%	(31.9)%	11.0%
Nondeductible changes in fair value of contingent consideration	(11.6)%	(165.0)%	11.9%
Income tax deferred charge	—%	(9.7)%	1.3%
Change in valuation allowances	(0.7)%	11.8%	(9.6)%
Nondeductible stock based compensation	(0.4)%	(14.8)%	1.3%
Cross border merger	0.3%	(100.6)%	—%
Unrealized tax benefits	1.4%	(15.2)%	0.4%
State and local taxes (net of federal)	0.3%	(9.6)%	1.5%
Change in U.S. tax law	3.8%	—%	—%
Other	(1.5)%	(2.3)%	(4.9)%
Effective income tax rate	26.3%	(324.8)%	46.2%

Income tax provision (benefit) - at statutory tax rate(1)	$11,582	$(1,215)	$25,876
Differences in international tax rates	20,557	3,097	8,547
Nondeductible changes in fair value of contingent consideration	(10,779)	16,036	9,249
Income tax deferred charge	—	938	980
Change in valuation allowances	(610)	(1,143)	(7,425)
Nondeductible stock based compensation	(375)	1,436	1,004
Cross-border merger	265	9,773	—
Unrecognized tax benefits	1,296	1,475	290
State and local taxes (net of federal)	252	934	1,170
Change in U.S. tax law	3,513	—	—
Other	(1,312)	227	(3,784)
Income tax provision - at effective income tax rate	$24,389	$31,558	$35,907

(1) The statutory rate reflects the Irish statutory tax rate of 12.5% for fiscal 2017 and 2016, and the French statutory tax rate of 33.3% for fiscal 2015.
In 2017, the income tax provision decreased by $7,169 when compared to the same period in 2016. The decrease in the income tax provision was primarily driven by a significant reduction in the amount of taxable income recorded in the United States in 2017, when compared to 2016. In 2017, the Company did not incur any significant additional income tax provision associated with the Cross-Border Merger as a majority of the transaction was completed in 2016. In 2017, the Company recorded $3,513 of tax provision associated with the Tax Cuts and Jobs Act signed into law in the United States in December of 2017.
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

Liquidity and Capital Resources
The Company’s cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

				Increase / (Decrease)
	Years Ended December 31,			2017 vs. 2016		2016 vs. 2015
Net Cash Provided By (Used In):	2017	2016	2015	$	%	$	%

Operating activities	$16,662	$18,901	$84,293	$(2,239)	(11.8)%	$(65,392)	(77.6)%
Investing activities	(15,698)	(36,630)	(31,730)	20,932	57.1%	(4,900)	(15.4)%
Financing activities	(23,318)	(7,954)	(23,751)	(15,364)	(193.2)%	15,797	66.5%

Operating Activities
Net cash provided by operating activities of $16,662 for the year ended December 31, 2017 decreased $2,239 compared to the same prior year period. This slight decline in operating cash flow is due to higher earn-out payments for related party contingent consideration in excess of acquisition-date fair value and an increase in prepaid expenses and other current assets due to a cash deposit that was prepaid related to the Noctiva launch, partially offset by higher cash earnings (net income adjusted for non-cash credits and charges) when compared to the same period last year, largely driven by higher revenues, partially offset by higher selling, general and administrative expenses.
Net cash provided by operating activities of $18,901 for the year ended December 31, 2016 decreased $65,392 compared to the same prior year period. This decline in operating cash flow is primarily due to lower cash earnings (net loss adjusted for non-cash credits and charges) when compared to the same period last year, largely driven from lower revenues. Additionally, contributing to the lower operating cash flows was a shift in the classification of earn-out payments for related party contingent consideration and royalty payments for related party payables from financing activities to operating activities. During 2016, the cumulative life-to-date payments of such related party payables reached and exceeded the original fair value of the related liabilities established as part of the purchase price allocation of the Éclat acquisition and as such the Company began classifying all payments in excess of these original fair values within operating activities. Payments in excess of the original fair value totaling $22,721 were classified within operating activities for the year ended December 31, 2016, compared to the same period in 2015 during which all such cash payments were classified as financing activities.
Investing Activities
Cash used in investing activities of $15,698 for the year ended December 31, 2017 decreased $20,932 compared to the same prior year period. In 2017 the Company generated cash of $38,004 from the sale of marketable securities compared to cash used for the purchase of marketable securities in 2016 of $36,057. Additionally, the Company used $53,111 of cash in 2017 to license Noctiva.
Cash used in investing activities of $36,630 for the year ended December 31, 2016 increased $4,900 compared to the same prior year period. This increase was primarily driven by higher uses of cash of $29,194 for purchases of marketable securities partially offset by the higher proceeds from sales of marketable securities of $23,238.
Financing Activities
Cash used in financing activities of $23,318 for the year ended December 31, 2017 increased $15,364 compared to the same prior year period. The increase was primarily attributable to our use of $22,361 in cash for share repurchases during 2017, that did not occur in 2016.
Cash used in financing activities of $7,954 for the year ended December 31, 2016 decreased $15,797 compared to the same prior year period. The decrease in the usage of cash for financing activities was primarily related to lower earn-out payments for related party contingent consideration. As noted in the discussion of cash flows from operating activities, contributing to the lower uses of cash for financing activities was a shift in the classification of earn-out payments for related party contingent consideration and royalty payments for related party payables from financing activities to operating activities. During 2016, the cumulative life-to-date payments of such related party payables reached and exceeded the original fair value of the related liabilities established as part of the purchase price allocation of the Éclat acquisition and as such the Company began classifying all payments in excess of these original fair values within operating activities. Payments made before the Company exceeded the original fair value of the related liabilities are classified as financing activities and amounted to $8,117 for the twelve months ended December 31, 2016 compared to $27,897 in the same period last year, during which all such cash payments were classified as financing activities.

Additionally, the Company made $4,911 in debt repayments during the twelve months ended December 31, 2015. No such payments were made in 2016 as the related debt was repaid in full in 2015. Cash proceeds from the issuance of ordinary shares and warrants were $6,990 during the twelve months ended December 31, 2015, compared to $440 during the twelve months ended December 31, 2016.
Share Repurchase Program
In March 2017, the Board of Directors approved an authorization to repurchase up to $25,000 of Avadel ordinary shares represented by American Depository Receipts in the open market with an indefinite duration. The timing and amount of repurchases, if any, will depend on a variety of factors, including the price of our shares, cash resources, alternative investment opportunities, corporate and regulatory requirements and market conditions. This share repurchase program may be modified, suspended or discontinued at any time without prior notice. We may also from time to time establish a trading plan under Rule 10b5-1 of the Securities and Exchange Act of 1934 to facilitate purchases of our shares under this program. As of December 31, 2017, the Company has used $22,361 of our authorization.
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
To continue to grow our business over the longer term, we plan to commit substantial resources to the launch of Noctiva, product development and clinical trials of product candidates. In this regard, we have evaluated and expect to continue to evaluate a variety of strategic transactions as part of our strategy to acquire or in-license and develop additional products and product candidates. Acquisition opportunities that we pursue could materially affect our liquidity and capital resources and may require us to incur indebtedness, seek equity capital or both. Raising additional capital could be accomplished through one or more public or private debt or equity financings, collaborations or partnering arrangements. Any equity financing would be dilutive to our shareholders.

Other Matters
Litigation
The Company is subject to potential liabilities generally incidental to our business arising out of present and future lawsuits and claims related to product liability, personal injury, contract, commercial, intellectual property, tax, employment, compliance and other matters that arise in the ordinary course of business. The Company accrues for potential liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. At December 31, 2017 and December 31, 2016, there were no contingent liabilities with respect to any threat of litigation, arbitration or administrative or other proceeding that are reasonably likely to have a material adverse effect on the Company’s consolidated financial position, results of operations, cash flows or liquidity.
Material Commitments
At December 31, 2017, the Company has a commitment to purchase services for a total of $22,500 for a five-year period commencing January 1, 2015. The minimum amount of services for the remaining two years is $4,875 for both 2018 and 2019. See Item 8. Financial Statements and Supplementary Data and Note 14: Contingent Liabilities for more discussion.

The Company also has two commitments to purchase finished product from two different contract manufacturers for a twenty-year period commencing August 1, 2015 and for a six-year period commencing in 2017. For the twenty-year commitment, the commitment for any individual year is contractually waived if the Company’s net customer sales for that product exceed certain amounts in that same year. This commitment, which amounts to $19,705, has been assumed by Cerecor as part of the divestiture of the pediatric assets. See Item 8. Financial Statements and Supplementary Data and Note 21: Subsequent Events. Commitments for these arrangements, at maximum quantities and at contractual prices over the remaining life of the contract, and excluding any waived commitments, are as follows for the years ended December 31:

Purchase Commitments:	Balance

2018	$10,512
2019	9,406
2020	4,531
2021	4,531
2022	4,531
Thereafter	14,169
Total	$47,680

The Company and our subsidiaries lease office facilities under noncancelable operating leases expiring at various dates. Rent expense, net of rental income, was $1,146, $970 and $752 in 2017, 2016, and 2015, respectively. Minimum rental commitments for non-cancelable leases in effect at December 31, 2017 are as follows:

Lease Commitment:	Balance

2018	$1,417
2019	919
2020	812
2021	548
2022	559
Thereafter	188
Total	$4,443

Other than the above commitments, there were no other material commitments outside of the normal course of business. Material commitments in the normal course of business include long-term debt, long-term related party payable, and post-retirement benefit plan obligations which are disclosed in Item 8. Financial Statements and Supplementary Data, Note 9: Long-Term Debt, Note 10: Long-Term Related Party Payable, and Note 12: Post-Retirement Benefit Plans, respectively.
Aggregate Contractual Obligations
The following table presents contractual obligations of the Company at December 31, 2017:

	Payments Due by Period
Contractual Obligations:	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years

Long-term debt	$267	$111	$156	$—	$—
Long-term related party payable (undiscounted)(1)	163,100	22,173	26,080	37,822	77,025
Purchase commitments(2)	47,680	10,512	13,937	9,062	14,169
Operating leases	4,957	1,721	1,912	1,136	188
Total contractual cash obligations	$216,004	$34,517	$42,085	$48,020	$91,382

(1) On February 12, 2018, Avadel Pharmaceuticals plc (the “Company”), together with its subsidiaries Avadel Pharmaceuticals (USA), Inc., Avadel Pediatrics, Inc., FSC Therapeutics, LLC (“FSC Therapeutics”), and Avadel US Holdings, Inc. (“Holdings”), as the “Sellers,” entered into an asset purchase agreement (the “Purchase Agreement”) with Cerecor, Inc. (“Cerecor”). At the closing under the Purchase Agreement, on February 16, 2018, Cerecor purchased from the Sellers four pediatric commercial stage assets – Karbinal™ ER, Cefaclor, Flexichamber™ and AcipHex® Sprinkle™, together with certain associated business assets – which were held by FSC Therapeutics and FSC Laboratories, Inc., which is also a subsidiary of the Company (collectively “FSC”).  The Company acquired FSC in February 2016 from Deerfield CSF, LLC (“Deerfield CSF”) and certain of its affiliates. Pursuant to the Purchase Agreement, Cerecor assumed the Company’s remaining payment obligations to Deerfield CSF under the Membership Interest Purchase Agreement dated February 5, 2016, between Holdings, Flamel Technologies SA (the predecessor of the Company) and Deerfield CSF and certain of its affiliates, which payment obligations consist of the following (collectively, the “Assumed Obligations”): (i) a quarterly payment of $263 beginning in July 2018 and ending in October 2020, amounting to an aggregate payment obligation of $2,625; (ii) a payment in January 2021 of $15,263; and (iii) a quarterly royalty payment of 15% on net sales of the FSC products through February 5, 2026 (“FSC Product Royalties”), in an aggregate amount of up to approximately $10,300. All three of these amounts, which total approximately $29,000, are included within the Long-term related party payable line above. See Item 8. Financial Statements and Supplementary Data and Note 21: Subsequent Events for a further discussion.
(2) This line includes the twenty-year commitment, which amounts to $19,705 and has been assumed by Cerecor as part of the Purchase Agreement. See Note 21: Subsequent Events for a further discussion.
See Note 9: Long-Term Debt and Note 10: Long-Term Related Party Payable to the Company’s consolidated financial statements contained in Item 8 – Financial Statements for obligations with respect to the respective items within the above table. Obligations relative to the Deerfield warrant-based contingent consideration of $2,479 are not included within the above table. The Company’s long-term debt does not bear interest and therefore no interest is included in the above table.
See Note 12: Post-Retirement Benefit Plans to the Company’s consolidated financial statements contained in Item 8 – Financial Statements for obligations with respect to the Company’s post-retirement benefit plans. Obligations of $1,303 related to the post-retirement benefit plans are not included within the above table.

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
Foreign Exchange Risk
We have significant operations in Europe as well as in the U.S. Prior to December 31, 2016 each of the Company’s non-U.S. subsidiaries and the parent entity, Flamel Technologies S.A., used the Euro as its functional currency. At December 31, 2016, in conjunction with the cross-border merger, the surviving entity in the merger and our new public holding company, Avadel Pharmaceuticals plc or the “Company,” determined the U.S. dollar is our functional currency. The functional currency of certain foreign subsidiaries is the local currency. We are exposed to foreign currency exchange risk as the functional currency financial statements of foreign subsidiaries are translated to U.S. dollars. The assets and liabilities of our foreign subsidiaries having a functional currency other than the U.S. dollar are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and at the average exchange rate for the reporting period for revenue and expense accounts. The cumulative foreign currency translation adjustment is recorded as a component of accumulated other comprehensive loss in shareholders’ equity. The reported results of our foreign subsidiaries will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. Our primary currency translation exposure is related to our subsidiaries that have functional currencies denominated in Euro. A 10% strengthening/weakening in the rates used to translate the results of our foreign subsidiaries that have functional currencies denominated in the euro as of December 31, 2017 would have had an immaterial impact on net income for the year ended December 31, 2017.
Transactional exposure arises where transactions occur in currencies other than the functional currency. Transactions in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction. The resulting monetary assets and liabilities are translated into the appropriate functional currency at exchange rates prevailing at the balance sheet date and the resulting gains and losses are reported in foreign exchange gain (loss) in the consolidated statements of income (loss).  As of December 31, 2017, our primary exposure to transaction risk related to Euro net monetary assets and liabilities held by subsidiaries with a U.S. dollar functional currency. Realized and unrealized foreign exchange losses resulting from transactional exposure were $714 for the year ended December 31, 2017.

Item 8.         Financial Statements and Supplementary Data.

AVADEL PHARMACEUTICALS PLC
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share data)

	Years ended December 31,
	2017	2016	2015
Revenues:
Product sales and services	$172,841	$147,222	$172,288
License and research revenue	404	3,024	721
Total revenue	173,245	150,246	173,009
Operating expenses:
Cost of products and services sold	16,301	13,248	11,410
Research and development expenses	33,418	34,611	25,608
Selling, general and administrative expenses	58,860	44,179	21,712
Intangible asset amortization	3,659	13,888	12,564
(Gain) loss - changes in fair value of related party contingent consideration	(31,040)	49,285	30,957
Restructuring costs	2,542	—	—
Total operating expenses	83,740	155,211	102,251
Operating income (loss)	89,505	(4,965)	70,758
Investment income, net	2,850	1,635	1,236
Interest expense, net	(1,052)	(963)	—
Other income (expense) - changes in fair value of related party payable	2,071	(6,548)	(4,883)
Foreign exchange (loss) gain	(714)	1,123	10,594
Income (loss) before income taxes	92,660	(9,718)	77,705
Income tax provision	24,389	31,558	35,907
Net income (loss)	$68,271	$(41,276)	$41,798

Net income (loss) per share - basic	$1.69	$(1.00)	$1.03
Net income (loss) per share - diluted	$1.63	$(1.00)	$0.96

Weighted average number of shares outstanding - basic	40,465	41,248	40,580
Weighted average number of shares outstanding - diluted	41,765	41,248	43,619

See accompanying notes to consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years ended December 31,
	2017	2016	2015
Net income (loss)	$68,271	$(41,276)	$41,798
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	134	(1,024)	(15,087)
Net other comprehensive income (loss), net of $28, $16, ($20) tax, respectively	165	116	(147)
Total other comprehensive income (loss), net of tax	299	(908)	(15,234)
Total comprehensive income (loss)	$68,570	$(42,184)	$26,564

See accompanying notes to consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$16,564	$39,215
Marketable securities	77,511	114,980
Accounts receivable	14,785	17,839
Inventories, net	6,157	3,258
Prepaid expenses and other current assets	8,958	5,894
Total current assets	123,975	181,186
Property and equipment, net	3,001	3,320
Goodwill	18,491	18,491
Intangible assets, net	92,289	22,837
Research and development tax credit receivable	5,272	1,775
Income tax deferred charge	—	10,342
Other non-current assets	10,249	7,531
Total assets	$253,277	$245,482

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$111	$268
Current portion of long-term related party payable	25,007	34,177
Accounts payable	7,477	7,105
Deferred revenue	2,007	2,223
Accrued expenses	50,926	17,222
Income taxes	414	1,200
Other current liabilities	597	226
Total current liabilities	86,539	62,421
Long-term debt, less current portion	156	547
Long-term related party payable, less current portion	73,918	135,170
Other non-current liabilities	7,084	5,275
Total liabilities	167,697	203,413

Shareholders’ equity:
Preferred shares, $0.01 nominal value; 50,000 shares authorized; none issued or outstanding at December 31, 2017 and December 31, 2016, respectively	—	—
Ordinary shares, nominal value of $0.01; 500,000 shares authorized; 41,463 issued and 39,346 outstanding at December 31, 2017, and 41,371 issued and outstanding at December 31, 2016	414	414
Treasury shares, at cost, 2,117 and 0 shares held at December 31, 2017 and December 31, 2016, respectively	(22,361)	—
Additional paid-in capital	393,478	385,020
Accumulated deficit	(262,685)	(319,800)
Accumulated other comprehensive loss	(23,266)	(23,565)
Total shareholders’ equity	85,580	42,069
Total liabilities and shareholders’ equity	$253,277	$245,482
See accompanying notes to consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Ordinary shares		Additional	Accumulated	Accumulated other comprehensive	Treasury Shares		Total shareholders’
	Shares	Amount	paid-in capital	deficit	income (loss)	Shares	Amount	equity
Balance, December 31, 2014	40,191	$6,188	$346,582	$(320,322)	$(7,423)	$—	$—	$25,025
Net income	—	—	—	41,798	—	—	—	41,798
Other comprehensive loss	—	—	—	—	(15,234)	—	—	(15,234)
Subscription of warrants	—	—	601	—	—	—	—	601
Exercise of stock options or warrants	899	123	6,266	—	—	—	—	6,389
Vesting of restricted shares	151	20	(20)	—	—	—	—	—
Stock-based compensation expense	—	—	7,741	—	—	—	—	7,741
Excess tax benefit from stock-based comp	—	—	2,814	—	—	—	—	2,814
Balance, December 31, 2015	41,241	6,331	363,984	(278,524)	(22,657)	—	—	69,134
Net loss	—	—	—	(41,276)	—	—	—	(41,276)
Other comprehensive loss	—	—	—	—	(908)	—	—	(908)
Subscription of warrants	—	—	326	—	—	—	—	326
Exercise of stock options or warrants	15	2	112	—	—	—	—	114
Vesting of restricted shares	115	18	(18)	—	—	—	—	—
Stock-based compensation expense	—	—	14,679	—	—	—	—	14,679
Cross-border merger nominal value adjustment	—	(5,937)	5,937	—	—	—	—	—
Balance, December 31, 2016	41,371	414	385,020	(319,800)	(23,565)	—	—	42,069
Net income	—	—	—	68,271	—	—	—	68,271
Other comprehensive income	—	—	—	—	299	—	—	299
Exercise of stock options	69	—	396	—	—	—	—	396
Vesting of restricted shares	23	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	8,062	—	—	—	—	8,062
Share repurchases	—	—	—	—	—	2,117	(22,361)	(22,361)
Adjustment to accumulated deficit (see Note 2: Effect of New Accounting Standards)	—	—	—	(11,156)	—	$—	—	(11,156)
Balance, December 31, 2017	41,463	$414	$393,478	$(262,685)	$(23,266)	$2,117	$(22,361)	$85,580

See accompanying notes to consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$68,271	$(41,276)	$41,798
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,883	14,489	13,132
Loss on disposal of property and equipment	—	110	—
(Gain) loss on sale of marketable securities	(411)	826	779
Foreign exchange loss (gain)	714	(349)	(8,969)
Grants recognized in research and development expenses	(539)	—	(1,498)
Remeasurement of related party acquisition-related contingent consideration	(31,040)	49,285	30,957
Remeasurement of related party financing-related contingent consideration	(2,071)	6,548	4,883
Change in deferred tax and income tax deferred charge	3,556	(4,000)	69
Stock-based compensation expense	8,072	14,679	7,741
Net changes in assets and liabilities
Accounts receivable	3,054	(10,050)	(8,440)
Inventories	(2,899)	1,831	3,036
Prepaid expenses and other current assets	(3,741)	3,412	(684)
Research and development tax credit receivable	(3,141)	397	2,975
Accounts payable & other current liabilities	595	(434)	(8,533)
Deferred revenue	(216)	(2,923)	3,815
Accrued expenses	13,187	6,764	3,376
Accrued income taxes	(786)	1,778	(393)
Earn-out payments for related party contingent consideration in excess of acquisition-date fair value	(31,636)	(20,252)	—
Royalty payments for related party payable in excess of original fair value	(4,429)	(2,469)	—
Other long-term assets and liabilities	(4,761)	535	249
Net cash provided by operating activities	16,662	18,901	84,293

Cash flows from investing activities:
Purchases of property and equipment	(591)	(1,201)	(1,629)
Acquisitions of businesses, including cash acquired and other adjustments	—	628	—
Purchase of intangible assets	(53,111)	—	—
Proceeds from sales of marketable securities	189,009	71,546	48,308
Purchases of marketable securities	(151,005)	(107,603)	(78,409)
Net cash used in investing activities	(15,698)	(36,630)	(31,730)

Cash flows from financing activities:
Reimbursement of loans	—	—	(4,911)
Reimbursement of conditional R&D grants	(115)	(277)	(747)
Earn-out payments for related party contingent consideration	(1,246)	(6,892)	(24,526)
Royalty payments for related party payable	—	(1,225)	(3,371)
Excess tax benefit from stock-based compensation	—	—	2,814
Cash proceeds from issuance of ordinary shares and warrants	404	440	6,990
Share repurchases	(22,361)	—	—
Net cash used in financing activities	(23,318)	(7,954)	(23,751)
Effect of foreign currency exchange rate changes on cash and cash equivalents	(297)	(166)	(3,508)
Net (decrease) increase in cash and cash equivalents	(22,651)	(25,849)	25,304
Cash and cash equivalents at January 1	39,215	65,064	39,760
Cash and cash equivalents at December 31	$16,564	$39,215	$65,064
Supplemental disclosures of cash flow information:
Income tax paid	$19,143	$27,180	$42,121
Interest paid	1,050	788	4,738

See accompanying notes to consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

NOTE 1 : Summary of Significant Accounting Policies
Nature of Operations. Avadel Pharmaceuticals plc (“Avadel,” the “Company,” “we,” “our,” or “us”) is a branded specialty pharmaceutical company. Avadel’s current revenues are primarily derived from products we market based on first-to-file New Drug Applications (“NDAs”) for pharmaceutical products previously sold in the U.S. without FDA approval (“Unapproved Marketed Products” or “UMDs”). In addition, through the acquisition of patient-focused, innovative products or businesses in the commercial- and or late-stage of development, Avadel seeks to provide solutions for overlooked and unmet medical needs, including our urology product, Noctiva™, which we in-licensed in 2017 and will begin marketing in 2018. Avadel also seeks to develop products that utilize our Micropump® drug delivery technology, such as our narcolepsy product which is in clinical trials.
Avadel’s current commercial portfolio consists of three sterile injectable products, which were previously UMDs, used in the hospital setting, and Noctiva™, a urology product, which is the first and only FDA approved product for the treatment of nocturia due to nocturnal polyuria in adults. Nocturia is the condition of waking two or more times per night to void.
Avadel is actively developing a fourth sterile, injectable UMD product for which it expects to file an NDA and seek FDA approval. In addition, Avadel is currently enrolling patients in our REST-ON Phase III clinical trial to evaluate the safety and efficacy of FT 218, a once-nightly formulation of sodium oxybate using Micropump®, for the treatment of EDS and cataplexy in patients suffering from narcolepsy. Narcolepsy is a rare sleep disorder with few approved treatment options. Avadel will continue to strategically evaluate potential UMDs and Micropump® based product candidates for development and approval, and will also look for synergistic acquisition targets to grow our company.
The Company was incorporated in Ireland on December 1, 2015 as a private limited company, and re-registered as an Irish public limited company on November 21, 2016. Our headquarters are in Dublin, Ireland and we have operations in St. Louis, Missouri, United States, and Lyon, France.
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

◦
all outstanding ordinary shares of Flamel, €0.122 nominal value per share, were canceled and exchanged on a one-for-one basis for newly issued ordinary shares of the Company, $0.01 nominal value per share. This change in nominal value of our outstanding shares resulted in our reclassifying $5,937 on our balance sheet from ordinary shares to additional paid-in capital

◦
our Board of Directors is authorized to issue preferred shares on a non-pre-emptive basis, for a maximum period of five years, at which point such an authorization may be renewed by shareholders. The Board of Directors has discretion to dictate terms attached to the preferred shares, including voting, dividend, conversion rights, and priority relative to other classes of shares with respect to dividends and upon a liquidation.

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

Further details about the reincorporation, the Merger and the Merger Agreement are contained in our definitive proxy statement filed with the Securities and Exchange Commission on May 1, 2017.
Under Irish law, the Company can only pay dividends and repurchase shares out of distributable reserves, as discussed further in the Company’s proxy statement filed with the SEC as of July 5, 2016. Upon completion of the Merger, the Company did not have any distributable reserves. On February 15, 2017, the Company filed a petition with the High Court of Ireland seeking the court’s confirmation of a reduction of the Company’s share premium so that it can be treated as distributable reserves for the purposes of Irish law. On March 6, 2017, the High Court issued its order approving the reduction of the Company’s share premium by $317,254 which can be treated as distributable reserves.
Basis of Presentation. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The consolidated financial statements include the accounts of the Company and all subsidiaries. All intercompany accounts and transactions have been eliminated.
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
For generic products and branded products where the ultimate net selling price to customer is estimable, the Company recognizes revenues upon delivery to the wholesaler. For new product launches the Company recognizes revenue if sufficient data is available to determine product acceptance in the marketplace such that product returns may be estimated based on historical or analog product data and there is probable evidence of reorders and consideration is made of wholesaler inventory levels. As part of the third quarter 2016 launch of Akovaz, the Company determined that sufficient data was available to determine the ultimate net selling price to the customer and therefore recognized revenue upon delivery to our wholesaler customers.
Prior to the second quarter 2016, the Company did not have sufficient historical or analog product data to estimate certain revenue deductions. As such, we could not accurately estimate the ultimate net selling price of our hospital portfolio of products and as a result delayed revenue recognition until the wholesaler sold the product through to end customers.
During the second quarter of 2016, it was determined that we now had sufficient evidence, history, data and internal controls to estimate the ultimate selling price of our products upon shipment from our warehouse to our customers, the wholesalers.  Accordingly, we discontinued the sell-through revenue approach and now recognize revenue once the product is delivered to the wholesaler. As a result of this change in accounting estimate, we recognized $5,981 in additional revenue, or $0.05 per diluted share, for the twelve months ended December 31, 2016 that previously would have been deferred until sold by the wholesalers to the hospitals.
License and Research Revenue
Our license and research revenues consist of fees and/or milestone payments. Non-refundable fees where we have continuing performance obligations are deferred and are recognized ratably over our projected performance period. We recognize milestone payments, which are typically related to regulatory, commercial or other achievements by us or our licensees and distributors, as revenues when the milestone is accomplished and collection is reasonably assured. To the extent that the expected timelines for such milestone payments are changed from initial estimates, the Company will record cumulative adjustments to reflect the revised timeline. For the year ended December 31, 2017, we recognized $404 of revenue from license agreements.
Government Grants. The Company receives financial support for various research or investment projects from governmental agencies.
From time to time we receive funds, primarily from the French government, to finance certain R&D projects. These funds are repayable on commercial success of the project. In the absence of commercial success, the Company is released of our obligation to repay the funds and as such the funds are recognized in the consolidated statements of income (loss) as an offset to R&D expense. The absence of commercial success must be formally confirmed by the granting authority. Should the Company wish to discontinue the R&D to which the funding is associated, the granting authority must be informed and a determination made as to how much, if any, of the grant must be repaid.
Research and Development. R&D expenses consist primarily of costs related to clinical studies and outside services, personnel expenses, and other R&D expenses. Clinical studies and outside services costs relate primarily to services performed by clinical research organizations and related clinical or development manufacturing costs, materials and supplies, filing fees, regulatory support, and other third-party fees. Personnel expenses relate primarily to salaries, benefits and stock-based compensation. Other R&D expenses primarily include overhead allocations consisting of various support and facilities-related costs. R&D expenditures are charged to operations as incurred.
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
We recognize interest and penalties related to unrecognized tax benefits in the income tax expense line in the accompanying consolidated statements of income (loss). Accrued interest and penalties are included on the related tax liability line in the consolidated balance sheets.
Cash and Cash Equivalents. Cash and cash equivalents consist of cash on hand, cash on deposit and fixed term deposits which are highly liquid investments with original maturities of less than three months.
Marketable Securities. The Company’s marketable securities are considered to be available for sale and are carried at fair value, with unrealized gains and losses, net of taxes, reported as a component of accumulated other comprehensive income (“AOCI”) in shareholders’ equity, with the exception of unrealized losses believed to be other-than-temporary, if any, which are reported in earnings in the current period. The cost of securities sold is based upon the specific identification method.
Accounts Receivable. Accounts receivable are stated at amounts invoiced net of allowances for doubtful accounts and certain other gross to net deductions. The Company makes judgments as to our ability to collect outstanding receivables and provides allowances for the portion of receivables deemed uncollectible. Provision is made based upon a specific review of all significant outstanding invoices. A majority of accounts receivable is due from three significant customers. See Note 19: Company Operations by Product, Customer and Geographic Area.
Inventories. Inventories consist of raw materials and finished products, which are stated at lower of cost or market determined under the first-in, first-out (“FIFO”) method. Raw materials used in the production of pre-clinical and clinical products are expensed as R&D costs when consumed. The Company establishes reserves for inventory estimated to be obsolete, unmarketable or slow-moving on a case by case basis.

Property and Equipment. Property and equipment is stated at historical cost less accumulated depreciation. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

Laboratory equipment	4-8 years
Software, office and computer equipment	3 years
Leasehold improvements, furniture, fixtures and fittings	5-10 years

Goodwill. Goodwill represents the excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed. The Company has determined that we operate in a single segment and has a single reporting unit associated with the development and commercialization of pharmaceutical products. The annual test for goodwill impairment is a two-step process. The first step is a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. If this step indicates impairment, then, in the second step, the loss is measured as the excess of recorded goodwill over the implied fair value of the goodwill. Implied fair value of goodwill is the excess of the fair value of the reporting unit as a whole over the fair value of all separately identified assets and liabilities within the reporting unit. The Company tests goodwill for impairment annually and when events or changes in circumstances indicate that the carrying value may not be recoverable. During the fourth quarter of 2017, we performed our required annual impairment test of goodwill and have determined that no impairment of goodwill existed at December 31, 2017 or 2016.
Long-Lived Assets. Long-lived assets include fixed assets and intangible assets. Intangible assets consist primarily of purchased licenses and intangible assets recognized as part of the Éclat and FSC acquisitions. Acquired IPR&D has an indefinite life and is not amortized until completion and development of the project, at which time the IPR&D becomes an amortizable asset, for which amortization of such intangible assets is computed using the straight-line method over the estimated useful life of the assets.
Long-lived assets are reviewed for impairment whenever conditions indicate that the carrying value of the assets may not be fully recoverable. Such impairment tests are based on a comparison of the pretax undiscounted cash flows expected to be generated by the asset to the recorded value of the asset or other market based value approaches. If impairment is indicated, the asset value is written down to its market value if readily determinable or its estimated fair value based on discounted cash flows. Any significant changes in business or market conditions that vary from current expectations could have an impact on the fair value of these assets and any potential associated impairment. The Company has determined that no impairment existed at December 31, 2017 or 2016.
Acquisition-related Contingent Consideration. The acquisition-related contingent consideration payables arising from the acquisition of Éclat Pharmaceuticals (i.e., our hospital products) and FSC (our pediatrics products) are accounted for at fair-value (see Item 8. Financial Statements and Supplementary Data and Note 10: Long-Term Related Party Payable). The fair value of the warrants issued in connection with the Éclat acquisition are estimated using a Black-Scholes option pricing model. The fair value of acquisition-related contingent consideration payable is estimated using a discounted cash flow model based on the long-term sales or gross profit forecasts of the specified hospital or pediatric products using an appropriate discount rate. There are a number of estimates used when determining the fair value of these earn-out payments. These estimates include, but are not limited to, the long-term pricing environment, market size, market share the related products are forecast to achieve, the cost of goods related to such products and an appropriate discount rate to use when present valuing the related cash flows. These estimates can and often do change based on changes in current market conditions, competition, management judgment and other factors. Changes to these estimates can have and have had a material impact on our consolidated statements of income (loss) and balance sheets. Changes in fair value of these liabilities are recorded in the consolidated statements of income (loss) within operating expenses as changes in fair value of related party contingent consideration.
Financing-related Royalty Agreements. We also entered into two royalty agreements with related parties in connection with certain financing arrangements. We elected the fair value option for the measurement of the financing-related contingent consideration payable associated with the royalty agreements with certain Deerfield and Broadfin entities, both of whom are related parties (see Note 10: Long-Term Related Party Payable). The fair value of financing-related royalty agreements is estimated using the same components used to determine the fair value of the acquisition-related contingent consideration noted above, with the exception of cost of products sold. Changes to these components can also have a material impact on our consolidated statements of income (loss) and balance sheets. Changes in the fair value of this liability are recorded in the consolidated statements of income (loss) as other income (expense) - changes in fair value of related party payable.
Foreign Currency Translation. At December 31, 2017, the reporting currency of the Company and our wholly-owned subsidiaries is the U.S. dollar. Prior to December 31, 2016, each of the Company’s non-U.S. subsidiaries and the parent entity, Flamel, used the Euro as their functional currency. At December 31, 2016, in conjunction with the Merger described above, Avadel determined the U.S. dollar is our functional currency. Subsidiaries and entities that do not use the U.S. dollar as their functional currency translate 1) profit and loss accounts at the average exchange rates during the reporting period, 2) assets and liabilities at period end exchange rates and 3) shareholders’ equity accounts at historical rates. Resulting translation gains and losses are included as a separate component of shareholders’ equity in accumulated other comprehensive loss. Assets and liabilities, excluding available-for-sale marketable securities, denominated in a currency other than the subsidiary’s functional currency are translated to the subsidiary’s functional currency at period end exchange rates with resulting gains and losses recognized in the consolidated statements of income (loss). Available-for-sale marketable securities denominated in a currency other than the subsidiary’s functional currency are translated to the subsidiary’s functional currency at period end exchange rates with resulting gains and losses recognized in the consolidated statements of comprehensive income (loss).
Use of Estimates. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including marketable securities and contingent liabilities at the date of the consolidated financial statements and the reported amounts of sales and expenses during the periods presented. These estimates and assumptions are based on the best information available to management at the balance sheet dates and depending on the nature of the estimate can require significant judgments. Changes to these estimates and judgments can have and have had a material impact on our consolidated statements of income (loss) and balance sheets. Actual results could differ from those estimates under different assumptions or conditions.

NOTE 2 : Effect of New Accounting Standards
In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Costs.” The standard requires the service component of pension and other postretirement benefit expense to be presented in the same statement of income lines as other employee compensation costs, however, the other components will be presented outside of operating income. In addition, only the service cost component will be eligible for capitalization in assets. The standard is effective starting in 2018, with early adoption permitted. Retrospective application is required for the guidance on the statement of income presentation. Prospective application is required for the guidance on the cost capitalization in assets. The Company does not believe this standard will materially impact our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment.” This update eliminates step 2 from the goodwill impairment test, and requires the goodwill impairment test to be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This guidance is effective for the Company in the first quarter of 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company will assess the timing of adoption and impact of this guidance to future impairment considerations.
In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” This update provides a screen to determine whether or not a set of assets is a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set of assets is not a business. If the screen is not met, the amendments in this update (1) require that to be considered a business, a set of assets must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. This guidance is effective for the Company in the first quarter of fiscal 2018. Early adoption is permitted for transactions not previously reported in the Company’s consolidated financial statements. In September 2017, the Company entered into an Exclusive License and Assignment Agreement (“ELAA”) to acquire from Serenity Pharmaceuticals, LLC intellectual property rights to further develop and commercialize Noctiva in the United States. The Company elected to early adopt ASU 2017-01 and determined the intangible assets acquired as part of the ELAA should be accounted for as an acquisition of a single group of assets and not as a business combination.
In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory,” which requires companies to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. The Company elected to early adopt ASU 2016-16 on a modified-retrospective basis as of January 1, 2017. Adoption of ASU 2016-16 eliminated the $11,156 income tax deferred charge recorded within the consolidated balance sheet as of December 31, 2016 and such elimination is reflected as an adjustment to accumulated deficit as of January 1, 2017.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 identifies how certain cash receipts and cash payments are presented and classified in the Statement of Cash Flows under Topic 230. ASU 2016-15 is effective for the Company for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. ASU 2016-15 should be applied retrospectively and early adoption is permitted, including adoption in an interim period. The Company does not believe this standard will materially impact our consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” which supersedes the most current revenue recognition requirements. This ASU requires entities to recognize revenue in a way that depicts the transfer of goods or services to customers in an amount that reflects the consideration which the entity expects to be entitled to in exchange for those goods or services. Through May 2016, the FASB issued ASU 2016-08 “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU 2016-10 “Identifying Performance Obligations and Licensing,” and ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients,” which provide supplemental adoption guidance and clarification to ASU 2014-09, respectively. These ASUs will be effective for annual and interim periods beginning after December 15, 2017, with early adoption for annual and interim periods beginning after December 15, 2016 permitted and should be applied retrospectively to each prior reporting period presented or as a modified retrospective adjustment as of the date of adoption.
The Company has completed our evaluation and assessment of the potential impacts of adopting this pronouncement on our consolidated financial statements and related disclosures. Based on this assessment, we will adopt the pronouncement under the modified retrospective method of transition in the first quarter of 2018. The Company does not expect adoption of the new standard will have a material effect on the overall timing or amount of revenue recognized when compared to current accounting standards. The impact to the Company of adopting the new revenue standard primarily relates to additional and expanded disclosures.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” which amends Accounting Standards Codification (“ASC”) Topic 718 “Compensation – Stock Compensation”. This update simplifies several aspects of accounting for share-based payment awards to employees, including the accounting for income taxes, classification of awards as either equity or liabilities, forfeitures and classification in the statement of cash flows. We adopted the standard on a prospective basis with the effect of adoption reflected for the interim periods after the year beginning January 1, 2017 as required by the standard. The primary effects of adoption were immaterial to the Company’s consolidated financial statements for the year ended December 31, 2017.

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
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2017, and requires a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. Early adoption is not permitted. The new guidance will require the change in fair value of equity investments with readily determinable fair values to be recognized through the statement of income. Upon adoption, the change in the fair value of our available-for-sale equity investments will be recognized in our consolidated statement of income (loss) rather than as a component of our consolidated statement of comprehensive income (loss). The Company cannot reasonably estimate at this time the impact ASU 2016-01 will have on its financial statements and related disclosures.

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
The following table summarizes the financial instruments measured at fair value on a recurring basis classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the accompanying consolidated balance sheets:

	As of December 31, 2017			As of December 31, 2016
Fair Value Measurements:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Marketable securities (see Note 4: Marketable Securities)
Equity securities	$468	$—	$—	$4,033	$—	$—
Money market funds	44,481	—	—	—	—	—
Corporate bonds	—	9,262	—	—	57,348	—
Government securities - U.S.	—	19,050	—	—	42,814	—
Government securities - Non-U.S.	—	—	—	—	233	—
Other fixed-income securities	—	4,250	—	—	10,471	—
Other securities	—	—	—	—	81	—
Total assets	$44,949	$32,562	$—	$4,033	$110,947	$—

Related party payable (see Note 10: Long-Term Related Party Payable)	—	—	98,925	—	—	169,347
Total liabilities	$—	$—	$98,925	$—	$—	$169,347
A review of fair value hierarchy classifications is conducted on a quarterly basis.  Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. During the fiscal year ended December 31, 2017, there were no transfers in and out of Level 1, 2, or 3. During the twelve months ended December 31, 2017, 2016 and 2015, we did not recognize any other-than-temporary impairment loss.
Some of the Company’s financial instruments, such as cash and cash equivalents, accounts receivable and accounts payable, are reflected in the balance sheet at carrying value, which approximates fair value due to their short-term nature. Additionally, the Company’s long-term debt is reflected in the balance sheet at carrying value, which approximates fair value, as these represent non-interest bearing grants from the French government and are repayable only if the research project is technically or commercially successful.

NOTE 4 : Marketable Securities
The Company has investments in available-for-sale marketable securities which are recorded at fair market value. Unrealized gains and losses are recorded as other comprehensive income (loss) in shareholders’ equity, net of income tax effects.

The following tables show the Company’s available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category as of December 31, 2017 and 2016, respectively:

	2017
Marketable Securities:	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value

Equity securities	$443	$31	$(6)	$468
Money market funds	44,525	—	(44)	44,481
Corporate bonds	9,285	1	(24)	9,262
Government securities - U.S.	19,080	—	(30)	19,050
Other fixed-income securities	4,259	—	(9)	4,250
Total	$77,592	$32	$(113)	$77,511

	2016
Marketable Securities:	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value

Equity securities	$3,689	$409	$(65)	$4,033
Corporate bonds	57,871	89	(612)	57,348
Government securities - U.S.	43,049	515	(750)	42,814
Government securities - Non-U.S.	247	—	(14)	233
Other fixed-income securities	10,281	221	(31)	10,471
Other securities	81	—	—	81
Total	$115,218	$1,234	$(1,472)	$114,980

We determine realized gains or losses on the sale of marketable securities on a specific identification method. We recognized gross realized gains of $1,677, $1,265, and $241 for the twelve months ended December 31, 2017, 2016, and 2015, respectively. These realized gains were offset by realized losses of $1,390, $586, and $677 for the twelve-months ended December 31, 2017, 2016, and 2015, respectively. We reflect these gains and losses as a component of investment income in the accompanying consolidated statements of income (loss).
The following table summarizes the estimated fair value of our investments in marketable debt securities, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities as of December 31, 2017:

	Maturities
Marketable Debt Securities:	Less than 1 Year	1-5 Years	5-10 Years	Greater than 10 Years	Total

Corporate bonds	1,033	6,826	1,403	—	9,262
Government securities - U.S.	50	17,509	977	514	19,050
Other fixed-income securities	—	4,250	—	—	4,250
Total	$1,083	$28,585	$2,380	$514	$32,562
The Company has classified our investment in available-for-sale marketable securities as current assets in the consolidated balance sheets as the securities need to be available for use, if required, to fund current operations. There are no restrictions on the sale of any securities in our investment portfolio.

NOTE 5 : Inventories
The principal categories of inventories, net reserves of $1,039 and $3,223 at December 31, 2017 and 2016, respectively, are comprised of the following:

Inventory:	2017	2016

Finished goods	$4,774	$2,429
Raw materials	1,383	829
Total	$6,157	$3,258

NOTE 6 : Property and Equipment, net
The principal categories of property and equipment, net at December 31, 2017 and 2016, respectively, are as follows:

Property and Equipment, net:	2017	2016

Laboratory equipment	$10,135	$9,019
Software, office and computer equipment	3,115	2,519
Furniture, fixtures and fittings	4,779	4,239
Less - accumulated depreciation	(15,028)	(12,457)
Total	$3,001	$3,320

Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $1,224, $601 and $568, respectively.

NOTE 7 : Acquisitions
On February 5, 2016, the Company acquired FSC, a specialty pharmaceutical company dedicated to providing innovative solutions to unmet medical needs for pediatric patients, from Deerfield CSF, LLC, a Deerfield Management company (“Deerfield CSF”), a related party. The Company disposed of these pediatric assets on February 16, 2018. See Note 21: Subsequent Events.
This acquisition has been accounted for using the acquisition method of accounting and, accordingly, its results are included in the Company’s consolidated financial statements from the date of acquisition. Total consideration to acquire FSC was $21,659, and was funded with a combination of the following, partially offset by $467 as a result of a net working capital settlement from the seller:

•	$15,000 long-term liability to Deerfield CSF. Under the terms of the acquisition agreement, the Company will pay $1,050 annually for five years with a final payment in January 2021 of $15,000.

•
an estimate of $6,659 in contingent consideration to Deerfield CSF. Under the terms of the acquisition agreement, the Company shall pay quarterly a 15% royalty on the net sales of certain FSC products, up to $12,500 for a period not exceeding ten years.

These items are reported in related party payable within the Company’s consolidated balance sheet, and is further disclosed in Note 10: Long-Term Related Party Payable.

The fair values assigned to the acquired assets and liabilities have been recognized as follows:

Assigned Fair Value:	Amount

Accounts receivable	$142
Inventories	1,135
Prepaid expenses and other current assets	1,712
Intangible assets:
Acquired product marketing rights	16,600
Acquired developed technology	4,300
Deferred tax assets	853
Other assets	277
Accounts payable and other liabilities	(3,827)
Total	$21,192

A portion of the transaction attributable to certain intangible assets was taxable for income tax purposes resulting in recording some of the assets at fair value for both book and tax purposes. Transaction expenses were not material. The useful lives on FSC acquired intangible assets range from nine to fifteen years.
After its acquisition on February 5, 2016, FSC contributed $5,985 to the Company’s net sales for the twelve-month period ended December 31, 2016. FSC incurred a loss of $5,839 for the twelve-month period ended December 31, 2016.
Had the FSC acquisition been completed as of the beginning of 2015, the Company’s unaudited pro forma net revenue and net income (loss) for the twelve months ended December 31, 2016 and 2015 would have been as follows:

Pro Forma Net Revenue and Income (Loss):	2016	2015

Net revenues	$150,721	$178,104
Net income (loss)	(42,290)	30,965

NOTE 8 : Goodwill and Intangible Assets
The Company’s amortizable and unamortizable intangible assets at December 31, 2017 and 2016, respectively, are as follows:

	2017			2016
Goodwill and Intangible Assets:	Gross Value	Accumulated Amortization	Net Carrying Amount	Gross Value	Accumulated Amortization	Net Carrying Amount

Amortizable intangible assets:
Acquired developed technology - Noctiva	$73,111	$(1,401)	$71,710	$—	$—	$—
Acquired developed technology - Vazculep	12,061	(9,616)	2,445	12,061	(8,801)	3,260
Acquired product marketing rights	16,600	(2,132)	14,468	16,600	(1,019)	15,581
Acquired developed technology	4,300	(634)	3,666	4,300	(304)	3,996
Total amortizable intangible assets	$106,072	$(13,783)	$92,289	$32,961	$(10,124)	$22,837

Unamortizable intangible assets:
Goodwill	$18,491	$—	$18,491	$18,491	$—	$18,491
Total unamortizable intangible assets	$18,491	$—	$18,491	$18,491	$—	$18,491

The Company recorded amortization expense related to amortizable intangible assets of $3,659, $13,888 and $12,564 for the years ended December 31, 2017, 2016 and 2015, respectively.
During the period, the Company acquired $73,111 in developed technology as part of the ELAA with Serenity Pharmaceuticals, LLC. The aggregate cost was composed of an upfront payment of $50,000, an accrued payment of $20,000 due within one year, and $3,111 of transaction costs. The Company will amortize the developed technology over a 13 year period beginning October 1, 2017.

Amortizable intangible assets are amortized over their estimated useful lives, which range from three to fifteen years, using the straight-line method. At December 31, 2017, total future amortization of intangible assets for the next five years is as follows:

Estimated Amortization Expense:	Amount

2018	$7,882
2019	7,882
2020	7,882
2021	7,067
2022	7,067

NOTE 9 : Long-Term Debt
French government agencies provide financing to French companies for R&D. At December 31, 2017 and 2016, the Company had outstanding loans of $267 and $815, respectively for various programs. These loans do not bear interest and are repayable only in the event the research project is technically or commercially successful. Potential repayment is scheduled to occur through 2019.
During the years ended December 31, 2017, 2016 and 2015, the Company repaid $115, $277 and $747, of loans associated with specific research projects, respectively. In addition, during 2017 and 2015 the Company received waivers of repayment for the remaining portion of certain loans of $539 and $1,498, respectively, on the basis of limited commercial and technical success. Amounts waived are reported as reductions to R&D expenses in the Company’s consolidated statements of income (loss). No such waivers were received during 2016.
NOTE 10 : Long-Term Related Party Payable
Long-term related party payable and related activity are reported at fair value and consist of the following at December 31, 2017 and 2016, respectively:

		Activity during the Twelve Months Ended December 31, 2017
			Changes in Fair Value of Related Party Payable
	Balance, December 31, 2016	Payments to Related Parties	Operating Income	Other Income	Balance, December 31, 2017

Acquisition-related contingent consideration:
Warrants - Éclat Pharmaceuticals (a)	$11,217	$—	$(8,738)	$—	$2,479
Earn-out payments - Éclat Pharmaceuticals (b)	121,377	(31,636)	(21,997)	—	67,744
Royalty agreement - FSC (c)	7,291	(1,246)	(305)	—	5,740
Financing-related:					—
Royalty agreement - Deerfield (d)	9,794	(2,999)	—	(1,403)	5,392
Royalty agreement - Broadfin (e)	4,668	(1,430)	—	(668)	2,570
Long-term liability - FSC (f)	15,000	—	—	—	15,000
Total related party payable	169,347	$(37,311)	$(31,040)	$(2,071)	98,925
Less: Current portion	(34,177)				(25,007)
Total long-term related party payable	$135,170				$73,918

Each of the above items is associated with related parties as further described in Note 20: Related Party Transactions.

(a)
As part of the consideration for the Company’s acquisition of Éclat Pharmaceuticals, LLC on March 13, 2012, the Company issued two warrants to a related party with a six-year term which allow for the purchase of a combined total of 3,300 ordinary shares of Avadel. One warrant is exercisable for 2,200 ordinary shares at an exercise price of $7.44 per share, and the other warrant is exercisable for 1,100 ordinary shares at an exercise price of $11.00 per share. On February 23, 2018, the related party exercised in full the warrant for 2,200 ordinary shares. On March 12, 2018, the remaining warrant for 1,100 ordinary shares expired worthless. See Note 21: Subsequent Events.

The fair value of the warrants is estimated on a quarterly basis using a Black-Scholes option pricing model with the following assumptions as of December 31:

Assumptions for the Warrant Valuation:	2017	2016

Stock price	$8.20	$10.39
Weighted average exercise price per share	8.63	8.63
Expected term (years)	0.25	1.25
Expected volatility	37.90%	54.20%
Risk-free interest rate	1.39%	0.94%
Expected dividend yield	—	—
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
Expected volatility: The expected volatility is calculated based on an average of the historical volatility of the Company’s stock price.
Risk-free interest rate: The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and a maturity that approximates the expected term.
Expected dividend yield: The Company has not distributed any dividends since our inception and has no plan to distribute dividends in the foreseeable future.
At the closing date of the 2012 Éclat acquisition and at December 31, 2017, it was uncertain as to whether the Company would ultimately fulfill our obligation under these warrants using Company shares or cash. Accordingly, pursuant to the guidance of ASC 480, the Company determined that these warrants should be classified as a liability. This classification as a liability was further supported by the Company’s determination, pursuant to the guidance of ASC 815-40-15-7(i), that these warrants could also not be considered as being indexed to the Company’s own stock, on the basis that the exercise price for the warrants is determined in U.S. dollars, although the functional currency of the Company at the closing date of the Éclat acquisition was the Euro.

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

(c)
In February 2016, the Company acquired all of the membership interests of FSC from Deerfield. The consideration for this transaction in part included a commitment to pay quarterly a 15% royalty on the net sales of certain FSC products, up to $12,500 for a period not exceeding ten years. This obligation was assumed by the buyer as part of the disposition of the pediatrics products on February 16, 2018. See Note 21: Subsequent Events.

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

(f)
In February 2016, the Company acquired all of the membership interests of FSC from Deerfield. The consideration for this transaction in part consists of payments totaling $1,050 annually for five years with a final payment in January 2021 of $15,000. Substantially all of FSC’s, and its subsidiaries, assets are pledged as collateral under this agreement. This obligation was assumed by the buyer as part of the disposition of the pediatrics products on February 16, 2018. See Note 21: Subsequent Events.

At December 31, 2017, the fair value of each related party payable listed in (b) through (e) above was estimated using a discounted cash flow model based on estimated and projected annual net revenues or gross profit, as appropriate, of each of the specified Éclat and FSC products. These fair value measurements are based on significant inputs not observable in the market and thus represent a level 3 measurement as defined in ASC 820. The most significant of these inputs are the Company’s estimates of future market share and the risk-adjusted discount rate. New entrants into the markets for any of the Company’s products can put downward pressure on volume and price. To the extent that these factors reduce the Company’s expectations of future market share or selling price, the estimated future earn-out payments and the respective fair value of contingent consideration would be reduced. The Company uses an appropriate risk-adjusted discount rate within the discounted cash flow models ranging from 15% to 22%. Decreases in the discount rate would increase the calculated fair value of contingent consideration.
Subsequent changes in the fair value of the acquisition-related related party payables, resulting primarily from management’s revision of key assumptions, will be recorded in the consolidated statements of income (loss) in the line items entitled “(Gain) loss - changes in fair value of related party contingent consideration” for items noted in (b) and (c) above and in “Other income (expense) - changes in fair value of related party payable” for items (d) and (e) above. See Note 1: Summary of Significant Accounting Policies under the caption Acquisition-related Contingent Consideration and Financing-related Royalty Agreements for more information on key assumptions used to determine fair value of these liabilities.
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

The following table summarizes changes to the related party payables, a recurring Level 3 measurement, for the twelve-month periods ended December 31, 2017, 2016 and 2015:

Related Party Payable:	Balance

Balance at December 31, 2014	114,750
Payment of related party payable	(27,897)
Fair value adjustments (1)	35,840
Balance at December 31, 2015	122,693
Additions (2)	21,659
Payment of related party payable	(30,838)
Fair value adjustments (1)	55,833
Balance at December 31, 2016	169,347
Payment of related party payable	(37,311)
Fair value adjustments (1)	(33,111)
Balance at December 31, 2017	98,925
(1) Fair value adjustments are reported as “(Gain) loss - changes in fair value of related party contingent consideration” and “Other income (expense) - changes in fair value of related party payable” in the Consolidated Statements of Income (Loss).
(2) Relates to the acquisition of FSC. See items (c) and (f) above.

NOTE 11 : Income Taxes
In 2016, we changed our jurisdiction of incorporation from France to Ireland by merging with and into our wholly owned Irish subsidiary. Information about the reincorporation was included in the definitive proxy statement filed with the Securities and Exchange Commission on July 5, 2016. Accordingly, beginning in 2016, the Company reports the Irish tax jurisdiction as our Domestic jurisdiction. For periods prior to 2016, the French tax jurisdiction was the Domestic jurisdiction.
The components of income (loss) before income taxes for the years ended December 31, are as follows:

Income (Loss) Before Income Taxes:	2017	2016	2015

Ireland	$(3,123)	$(22,866)	$(29,469)
United States	92,754	32,786	100,552
France	3,029	(19,638)	6,622
Total income (loss) before income taxes	$92,660	$(9,718)	$77,705

The income tax provision consists of the following for the years ended December 31:

Income Tax Provision:	2017	2016	2015

Current:
United States - Federal	$18,064	$30,738	$33,289
United States - State	331	1,081	970
France	265	5,267	1,657
Total current	18,660	37,086	35,916

Deferred:
United States - Federal	4,686	(6,443)	504
United States - State	1,043	(23)	1,234
France	—	938	(1,747)
Total deferred	5,729	(5,528)	(9)

Income tax provision	$24,389	$31,558	$35,907

The reconciliation between Domestic income taxes at the statutory rate and the Company’s provision (benefit) for income taxes is as follows for the years ended December 31:

Reconciliation to Effective Income Tax Rate:	2017	2016	2015

Statutory tax rate (1)	12.5%	12.5%	33.3%
Differences in international tax rates	22.2%	(31.9)%	11.0%
Nondeductible changes in fair value of contingent consideration	(11.6)%	(165.0)%	11.9%
Income tax deferred charge	—%	(9.7)%	1.3%
Change in valuation allowances	(0.7)%	11.8%	(9.6)%
Nondeductible stock based compensation	(0.4)%	(14.8)%	1.3%
Cross border merger	0.3%	(100.6)%	—%
Unrealized tax benefits	1.4%	(15.2)%	0.4%
State and local taxes (net of federal)	0.3%	(9.6)%	1.5%
Change in U.S. tax law	3.8%	—%	—%
Other	(1.5)%	(2.3)%	(4.9)%
Effective income tax rate	26.3%	(324.8)%	46.2%

Income tax provision (benefit) - at statutory tax rate(1)	$11,582	$(1,215)	$25,876
Differences in international tax rates	20,557	3,097	8,547
Nondeductible changes in fair value of contingent consideration	(10,779)	16,036	9,249
Income tax deferred charge	—	938	980
Change in valuation allowances	(610)	(1,143)	(7,425)
Nondeductible stock based compensation	(375)	1,436	1,004
Cross-border merger	265	9,773	—
Unrecognized tax benefits	1,296	1,475	290
State and local taxes (net of federal)	252	934	1,170
Change in U.S. tax law	3,513	—	—
Other	(1,312)	227	(3,784)
Income tax provision - at effective income tax rate	$24,389	$31,558	$35,907
(1) The statutory rate reflects the Irish statutory tax rate of 12.5% for fiscal 2017 and 2016, and the French statutory tax rate of 33.3% for fiscal 2015.
In 2017, the income tax provision decreased by $7,169 when compared to the same period in 2016. The decrease in the income tax provision was primarily driven by a significant reduction in the amount of taxable income recorded in the United States in 2017, when compared to 2016. In 2017, the Company did not incur any significant additional income tax provision associated with the Cross-Border Merger as a majority of the transaction was completed in 2016. In 2017, the Company recorded $3,513 of tax provision associated with the Tax Cuts and Jobs Act signed into law in the United States in December of 2017.

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
Unrecognized Tax Benefits
The Company or one of our subsidiaries files income tax returns in Ireland, France, United States and various states. With few exceptions, the Company is no longer subject to Irish, French, US Federal, and state and local examinations for years before 2013. The Internal Revenue Service (IRS) commenced an examination of the Company’s US income tax return for 2015 in the 4th quarter of 2016 that is anticipated to be completed by the end of 2018.

The following table summarizes the activity related to the Company’s unrecognized tax benefits for the twelve months ended December 31:

Unrecognized Tax Benefit Activity	2017	2016	2015

Balance at January 1:	$1,686	$448	$—
Additions based on tax positions related to the current year	2,268	1,578	448
Reductions for tax positions of prior years	—	(340)	—
Balance at December 31:	$3,954	$1,686	$448
It is reasonably possible that within the next twelve months, as a result of activities performed in various jurisdictions, that the unrecognized tax benefits could change by up to $600. Interest and penalties could change by up to $500.
At December 31, 2017, 2016, and 2015, there are $3,349, $1,565, and $291 of unrecognized tax benefits that if recognized would affect the annual effective tax rate.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2017, 2016, and 2015, the Company recognized approximately $304, $26, and $0 in interest and penalties. The Company had approximately $331, and $26 for the payment of interest and penalties accrued at December 31, 2017, and 2016, respectively.
Deferred Tax Assets (Liabilities)
Deferred income tax provisions reflect the effect of temporary differences between consolidated financial statement and tax reporting of income and expense items. The net deferred tax assets/liabilities at December 31, 2017 and 2016 resulted from the following temporary differences:

Net Deferred Tax Assets and Liabilities:	2017	2016

Deferred tax assets:
Net operating loss carryforwards	$9,831	$11,566
Amortization	7,563	—
Stock based compensation	4,375	5,012
Fair value royalty agreements	635	3,386
Fair value contingent consideration	870	2,152
Other	406	583
Gross deferred tax assets	23,680	22,699

Deferred tax liabilities:
Amortization	(2,419)	(4,349)
Accounts receivable	(936)	(3,319)
Prepaid expenses	(1,094)	—
Gross deferred tax liabilities	(4,449)	(7,668)

Less: valuation allowances	(15,354)	(7,599)

Net deferred tax assets	$3,877	$7,432
At December 31, 2017, the Company had $39,574 of net operating losses in Ireland and $698 of net operating losses in France that do not have an expiration date and $11,190 of net operating losses in the United States that expire 2034 through 2035. The US net operating losses were acquired as part of the acquisition of FSC. A valuation allowance is recorded if, based on the weight of available evidence, it is more likely than not that a deferred tax asset will not be realized. This assessment is based on an evaluation of the level of historical taxable income and projections for future taxable income. For the year ended December 31, 2017 the Company recorded $4,963 of valuation allowances related to Irish net operating losses, $233 of valuation allowances related to French net operating losses and $309 of valuation allowances on U.S. net operating losses. The U.S. net operating losses are subject to an annual limitation as a result of the FSC acquisition under Internal Revenue Code Section 382 and will not be fully utilized before they expire.

We recorded a valuation allowance against all of our net operating losses in Ireland and France as of both December 31, 2017, and December 31, 2016. We intend to continue maintaining a full valuation allowance on the Irish and French net operating losses until there is sufficient evidence to support the reversal of all or some portion of these allowances.
At December 31, 2017, the Company has unremitted earnings of $3,038 outside of Ireland as measured on a US GAAP basis. Whereas the measure of earnings for purposes of taxation of a distribution may be different for tax purposes, these earnings, which are considered to be invested indefinitely, would become subject to income tax if they were remitted as dividends or if the Company were to sell our stock in the subsidiaries, net of any prior income taxes paid. It is not practicable to estimate the amount of deferred tax liability on such earnings, if any.
Research and Development Tax Credits Receivable
The French and Irish governments provide tax credits to companies for spending on innovative R&D. These credits are recorded as an offset of R&D expenses and are credited against income taxes payable in years after being incurred or, if not so utilized, are recoverable in cash after a specified period of time, which may differ depending on the tax credit regime. As of December 31, 2017, the Company’s net Research tax credit receivable amounts to $5,272 and represents a French gross research tax credit of $4,754 and an Irish gross research tax credit of $518. As of December 31, 2016, the Company’s net research tax credit receivable amounted to $1,775 and represented a French gross research tax credit of $3,376, partially offset by current income tax payable of $1,601. The Company utilized $4,001 of research tax credits in 2016 to offset the tax cost of the cross-border merger.
Income Tax Deferred Charge
On December 16, 2014, the Company transferred all of our intangible intellectual property from its French entity to our Irish entity as part of a global reorganization. The intellectual property includes patents on drug delivery platforms, clinical data sets and other intangible assets related to the pipeline of proprietary products in development. This intra-entity transaction resulted in a charge of $14,088 of related taxes to the French government in December 2014. As this represents an intra-entity transaction, no deferred tax asset was originally recognized, but rather was recorded as $986 of prepaid expenses and $13,102 of a long-term income tax deferred charge asset in accordance with ASC 740-10-25-3 (e). This income tax deferred charge asset is amortized over the tax life of the asset at a rate of 7% per year and will result in tax relief in Ireland of $8,500 from 2016 to 2029, subject to the ability to realize tax benefits for additional deductions. At December 31, 2016, the balance of these respective accounts was classified as prepaid expenses of $814 and income tax deferred charge asset of $10,342. In 2017, the Company adopted the provisions of ASU 2016-16, related to Intra-Entity Transfers of Assets Other Than Inventory. Adoption of ASU 2016-16 eliminated the $11,156 income tax deferred charge recorded within the consolidated balance sheet as of December 31, 2016. In addition to the elimination of the income tax deferred charge, the Company recorded a deferred tax asset of $7,954 related to the remaining unamortized tax basis of the intangible intellectual property. A full valuation allowance was recorded against the deferred tax asset as sufficient evidence does not exist at this time that the Company will be able to utilize these benefits.
Cross-Border Merger
In 2016, we changed our jurisdiction of incorporation from France to Ireland by merging with and into our wholly owned Irish subsidiary. Information about the reincorporation was included in the definitive proxy statement filed with the Securities and Exchange Commission on July 5, 2016. Prior to the merger, the Company submitted a request to the French tax authorities seeking to benefit from a special regime for mergers and demergers, conditional upon a formal consent of the French tax authority, which would allow for the deferral of a portion of the tax cost of the cross-border merger. In 2017, the Company received a letter from the French tax authorities indicating that our request to benefit from the special regime had been declined. Completion of the cross-border merger resulted in the recognition of a net income tax provision of $4,266, after considering tax benefits from the utilization of current and prior year French net operating losses. The Company was able to utilize $4,266 of French research and development tax credits to offset the remaining cost of the transaction. The Company also removed $111,495 of French net operating losses as the carryforward of these losses was contingent on receiving favorable consent from the French tax authority. The French net operating losses had a full valuation allowance, resulting in no impact to the income tax provision from their removal.
2017 Tax Cuts and Jobs Act
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes significant changes to the U.S. corporate income tax system including: a federal corporate rate reduction from 35% to 21%; limitations on the deductibility of interest expense and executive compensation; creation of the base erosion anti-abuse tax (“BEAT”), a new minimum tax.  As a result of the Act being signed into law, the Company recognized a provisional charge of $3,513 in the fourth quarter of 2017 related to the re-measurement of its U.S. net deferred tax assets and certain unrecognized tax benefits based on the lower enacted corporate tax rates. A majority of the provisions in the Tax Act are effective January 1, 2018.  In response to the Tax Act, the SEC staff issued guidance on accounting for the tax effects of the Tax Act. The guidance provides a one-year measurement period for companies to complete the accounting. We reflected the income tax effects of those aspects of the Tax

Act for which the accounting is complete. To the extent our accounting for certain income tax effects of the Tax Act is incomplete but we are able to determine a reasonable estimate, we recorded a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.  We have not completed our accounting for the income tax effects of certain elements of the Tax Act.  Because of the complexity of the new BEAT rules, we are continuing to evaluate these provisions of the Tax Act and whether taxes due on future U.S. inclusions related to BEAT should be recorded as a current-period expense when incurred, or factored into the Company’s measurement of its deferred taxes. As a result, we have not included an estimate of the tax expense or benefit related to these items for the period ended December 31, 2017.

NOTE 12 : Post-Retirement Benefit Plans
Post-Retirement Benefit Contributions to French Government Agencies
The Company is required by French law for our French employees to deduct specific monthly payroll amounts to support post-retirement benefit programs sponsored by the relevant government agencies in France. As the ultimate obligation is maintained by the French government agencies, there is no additional liability recorded by the Company in connection with these plans. Expenses recognized for these plans were $123 in 2017, $348 in 2016, and $573 in 2015. The 2017 pension expense does not include the retirement indemnity curtailment gain of $717 which was recorded in the third and fourth quarters of 2017 associated with the reduction of certain defined benefit retirement plan liabilities due to the reduction in force. See Note 15: Restructuring Costs for more discussion.
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
The benefit obligation is calculated as the present value of estimated future benefits to be paid, using the following assumptions for the years ended December 31:

Retirement Benefit Obligation Assumptions:	2017	2016	2015

Compensation rate increase	3.00%	3.00%	3.00%
Discount rate	1.25%	1.31%	2.03%
Employee turn-over	Actuarial standard and average of the last 5 years
Average age of retirement	60 to 65 years actuarial standard based on age and professional status

Certain actuarial assumptions, such as discount rate, have a significant effect on the amounts reported for net periodic benefit cost and accrued retirement indemnity benefit obligation amounts. The discount rate is determined annually by benchmarking a published long-term bond index using the iBoxx € Corporates AA 10+ index.
Changes in the funded status of the retirement indemnity benefit plans were as follows for the years ended December 31:

Retirement Benefit Obligation Activity:	2017	2016

Retirement indemnity benefit obligation, beginning of year	$2,431	$2,170
Service cost	132	123
Interest cost	21	29
Plan amendment	(829)	—
Curtailment gain	(717)	—
Actuarial (loss) gain	(25)	203
Exchange rate changes	290	(94)
Retirement indemnity benefit obligation, end of year	$1,303	$2,431

The lump sum retirement indemnity is accrued on the Company’s consolidated balance sheets within non-current other liabilities, excluding the current portion. As these are not funded benefit plans, there are no respective assets recorded.

The future expected benefits to be paid over the next five years and for the five years thereafter is as follows for the years ended December 31:

Future Retirement Indemnity Benefit Obligation:	Balance

2018	$—
2019	12
2020	—
2021	—
2022	—
Next five years	198
Total	210

NOTE 13 : Other Assets and Liabilities
Various other assets and liabilities are summarized for the years ended December 31, as follows:

Prepaid Expenses and Other Current Assets:	2017	2016

Valued-added tax recoverable	$1,206	$736
Prepaid expenses	7,106	3,442
Advance to suppliers and other current assets	128	1,265
Income tax receivable	518	451
Total	$8,958	$5,894

Other Non-Current Assets:	2017	2016

Deferred tax assets	$3,877	$7,432
Long-term deposit	3,350	—
Other	3,022	99
Total	$10,249	$7,531

Accrued Expenses:	2017	2016

Accrued compensation	$3,157	$3,291
Accrued social charges	1,204	794
Accrued employee severance (see Note 15: Restructuring Costs)	1,000	—
Customer allowances	10,613	7,981
Accrued ELAA payment	20,000	—
Accrued CMO charges	2,327	936
Accrued contract sales organization and marketing costs	7,641	—
Other	4,984	4,220
Total	$50,926	$17,222

Other Non-Current Liabilities:	2017	2016

Provision for retirement indemnity	$1,303	$2,431
Customer allowances	1,636	905
Unrecognized tax benefits	3,954	1,565
Other	191	374
Total	$7,084	$5,275

NOTE 14 : Contingent Liabilities and Commitments
Litigation
The Company is subject to potential liabilities generally incidental to our business arising out of present and future lawsuits and claims related to product liability, personal injury, contract, commercial, intellectual property, tax, employment, compliance and other matters that arise in the ordinary course of business. The Company accrues for potential liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. At December 31, 2017 and December 31, 2016, there were no contingent liabilities with respect to any threat of litigation, arbitration or administrative or other proceeding that are reasonably likely to have a material adverse effect on the Company’s consolidated financial position, results of operations, cash flows or liquidity.
Material Commitments
At December 31, 2017, the Company has a commitment to purchase services for a total of $22,500 for a five-year period commencing January 1, 2015. The minimum amount of services for the remaining two years is $4,875 for both 2018 and 2019.
The Company also has two commitments to purchase finished product from two different contract manufacturers for a twenty-year period commencing August 1, 2015 and for a six-year period commencing in 2017. For the twenty-year commitment, the commitment for any individual year is contractually waived if the Company’s net customer sales for that product exceed certain amounts in that same year. This commitment, which amounts to $19,705, has been assumed by Cerecor as part of the divestiture of the pediatric assets. See Note 21: Subsequent Events. Commitments for these arrangements, at maximum quantities and at contractual prices over the remaining life of the contract, and excluding any waived commitments, are as follows for the years ended December 31:

Purchase Commitments:	Balance

2018	$10,512
2019	9,406
2020	4,531
2021	4,531
2022	4,531
Thereafter	14,169
Total	$47,680

For the year ended December 31, 2017, the Company paid $6,898 related to the above purchase commitments.
The Company and our subsidiaries lease office facilities under noncancelable operating leases expiring at various dates. Rent expense, net of rental income, was $1,146, $970 and $752 in 2017, 2016, and 2015, respectively. Minimum rental commitments for non-cancelable leases in effect at December 31, 2017 are as follows:

Lease Commitment:	Balance

2018	$1,417
2019	919
2020	812
2021	548
2022	559
Thereafter	188
Total	$4,443

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

Contractual Obligations
The following table presents contractual obligations of the Company at December 31, 2017:

	Payments Due by Period
Contractual Obligations:	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years

Long-term debt	$267	$111	$156	$—	$—
Long-term related party payable (undiscounted)(1)	163,100	22,173	26,080	37,822	77,025
Purchase commitments(2)	47,680	10,512	13,937	9,062	14,169
Operating leases	4,957	1,721	1,912	1,136	188
Total contractual cash obligations	$216,004	$34,517	$42,085	$48,020	$91,382

(1) On February 12, 2018, Avadel Pharmaceuticals plc (the “Company”), together with its subsidiaries Avadel Pharmaceuticals (USA), Inc., Avadel Pediatrics, Inc., FSC Therapeutics, LLC (“FSC Therapeutics”), and Avadel US Holdings, Inc. (“Holdings”), as the “Sellers,” entered into an asset purchase agreement (the “Purchase Agreement”) with Cerecor, Inc. (“Cerecor”). At the closing under the Purchase Agreement, on February 16, 2018, Cerecor purchased from the Sellers four pediatric commercial stage assets – Karbinal™ ER, Cefaclor, Flexichamber™ and AcipHex® Sprinkle™, together with certain associated business assets – which were held by FSC Therapeutics and FSC Laboratories, Inc., which is also a subsidiary of the Company (collectively “FSC”).  The Company acquired FSC in February 2016 from Deerfield CSF, LLC (“Deerfield CSF”) and certain of its affiliates. Pursuant to the Purchase Agreement, Cerecor assumed the Company’s remaining payment obligations to Deerfield CSF under the Membership Interest Purchase Agreement dated February 5, 2016, between Holdings, Flamel Technologies SA (the predecessor of the Company) and Deerfield CSF and certain of its affiliates, which payment obligations consist of the following (collectively, the “Assumed Obligations”): (i) a quarterly payment of $263 beginning in July 2018 and ending in October 2020, amounting to an aggregate payment obligation of $2,625; (ii) a payment in January 2021 of $15,263; and (iii) a quarterly royalty payment of 15% on net sales of the FSC products through February 5, 2026 (“FSC Product Royalties”), in an aggregate amount of up to approximately $10,300. All three of these amounts, which total approximately $29,000, are included within the Long-term related party payable line above. See Note 21: Subsequent Events for a further discussion.
(2) This line includes the twenty-year commitment, which amounts to $19,705 and has been assumed by Cerecor as part of the Purchase Agreement. See Note 21: Subsequent Events for a further discussion.

NOTE 15 : Restructuring Costs
During the first quarter of 2017, the Company announced a plan to reduce our workforce at our Venniseux, France site by approximately 50%.  This reduction is an effort to align the Company’s cost structure with our ongoing and future planned projects. In July 2017, the Company completed negotiations with the works council for our French operations and received approval from the French Labor Commission (DIRECCTE) to implement the plan. The reduction is substantially complete at December 31, 2017. Restructuring charges of $2,542, which are net of the curtailment gain of $717, were recognized during the year ended December 31, 2017. No similar amounts were recorded during the prior year. The following table sets forth activities for the Company’s cost reduction plan obligations for the year ended December 31, 2017:

Severance Obligation:	2017

Balance of restructuring accrual at January 1,	$—
Charges for employee severance, benefits and other	3,259
Payments	(2,600)
Foreign currency impact	341
Balance of restructuring accrual at December 31,	$1,000

The restructuring accrual at December 31, 2017 is included the consolidated balance sheet in Accrued expenses.

NOTE 16 : Equity Instruments and Stock-Based Compensation
Capital Stock
We have 500,000 shares of authorized ordinary shares with a nominal value of $0.01 per common share. As of December 31, 2017, we had 41,463 and 39,346 shares of ordinary shares issued and outstanding, respectively. The Board of Directors is authorized to issue preferred shares in series, and with respect to each series, to fix its designation, relative rights (including voting, dividend, conversion, sinking fund, and redemption rights), preferences (including dividends and liquidation) and limitations. We have 50,000 shares of authorized preferred shares, $0.01 nominal value, none of which is currently outstanding.
Share Repurchases

In March 2017, the Board of Directors approved an authorization to repurchase up to $25,000 of Avadel ordinary shares represented by ADSs. Under this authorization, which has an indefinite duration, share repurchases may be made in the open market, in block transactions on or off the exchange, in privately negotiated transactions, or through other means as determined by the Board of Directors and in accordance with the regulations of the Securities and Exchange Commission. The timing and amount of repurchases, if any, will depend on a variety of factors, including the price of our shares, cash resources, alternative investment opportunities, corporate and regulatory requirements and market conditions. This share repurchase program may be modified, suspended or discontinued at any time without prior notice. We may also from time to time establish a trading plan under Rule 10b5-1 of the Securities and Exchange Act of 1934 to facilitate purchases of our shares under this program. As of December 31, 2017, the Company had repurchased 2,117 ordinary shares for $22,361. Additionally, on February 12, 2018, the Board of Directors approved an authorization to repurchase up to $20,000 of Avadel ordinary shares represented by American Depository Shares in connection with our Convertible Notes Offering completed on February 16, 2018. See Note 21: Subsequent Events.

Stock-Based Compensation
Compensation expense included in the Company’s consolidated statements of income (loss) for all stock-based compensation arrangements was as follows for the periods ended December 31:

Stock-based Compensation Expense:	2017	2016	2015

Research and development	$672	$3,523	$1,587
Selling, general and administrative	7,400	11,156	6,154
Total stock-based compensation expense	$8,072	$14,679	$7,741

As of December 31, 2017, the Company expects $13,101 of unrecognized expense related to granted, but non-vested stock-based compensation arrangements to be incurred in future periods. This expense is expected to be recognized over a weighted average period of 3.1 years.
The excess tax benefit related to stock-based compensation recorded by the Company was not material in for the years ended December 31, 2017 and 2016 and $1,767, for the year ended December 31, 2015.
Upon exercise of stock options or warrants, or upon the issuance of restricted share awards, the Company issues new shares.
At December 31, 2017, there were 2,290,147 shares authorized for stock option grants, warrant grants and restricted share award grants in subsequent periods.
Determining the Fair Value of Stock Options and Warrants
The Company measures the total fair value of stock options and warrants on the grant date using the Black-Scholes option-pricing model and recognizes each grant’s fair value as compensation expense over the period that the option or warrant vests. Options are granted to employees of the Company and become exercisable ratably over four years following the grant date and expire ten years after the grant date. Prior to 2017, warrants were typically issued to the Company’s Board of Directors as compensation for services rendered and generally become exercisable within one year following the grant date, and expire four years after the grant date. Beginning in 2017, the Company issues stock options to our Board of Directors as compensation for services rendered and generally become exercisable within one year following the grant date, and expire four years after the grant date.

The weighted-average assumptions under the Black-Scholes option-pricing model for stock option and warrant grants as of December 31, 2017, 2016 and 2015, are as follows:

Stock Option and Warrant Assumptions:	2017	2016	2015

Stock option grants:
Expected term (years)	6.25	6.25	6.25
Expected volatility	58.82%	58.39%	58.59%
Risk-free interest rate	2.20%	2.04%	1.89%
Expected dividend yield	—	—	—

Warrant grants:
Expected term (years)	—	2.50	2.50
Expected volatility	—%	60.57%	55.00%
Risk-free interest rate	—%	0.82%	0.89%
Expected dividend yield	—	—	—

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
Expected volatility: The expected volatility is calculated based on an average of the historical volatility of the Company’s stock price for a period approximating the expected term.
Risk-free interest rate: The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and a maturity that approximates the expected term.
Expected dividend yield: The Company has not distributed any dividends since our inception, and has no plan to distribute dividends in the foreseeable future.
Stock Options
A summary of the combined stock option activity and other data for the Company’s stock option plans for the year ended December 31, 2017 is as follows:

Stock Option Activity and Other Data:	Number of Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Stock options outstanding, January 1, 2017	3,732	$12.07
Granted	1,477	9.24
Exercised	(14)	4.99
Forfeited	(46)	12.88
Expired	(108)	13.47
Stock options outstanding, December 31, 2017	5,041	$11.34	8.19 years	$1,187
Stock options exercisable, December 31, 2017	1,917	$11.79	6.68 years	$1,161

The aggregate intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 was $1,161, $58, and $10,063, respectively.
The weighted average grant date fair value of options granted during the years ended December 31, 2017, 2016 and 2015 was $9.24, $6.14 and $9.38 per share, respectively.

Warrants
A summary of the combined warrant activity and other data for the year ended December 31, 2017 is as follows:

Warrant Activity and Other Data:	Number of Warrants	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Warrants outstanding, January 1, 2017	959	$16.05
Granted	—	—
Exercised	(55)	6.14
Forfeited	—	—
Expired	(10)	6.14
Warrants outstanding, December 31, 2017	894	$16.77	1.51 years	$—
Warrants exercisable, December 31, 2017	894	$16.77	1.51 years	$—

Each of the above warrants is convertible into one ordinary share. The aggregate intrinsic value of warrants exercised during the years ended December 31, 2017, 2016 and 2015 was $0, $0 and $2,698, respectively.
The weighted average grant date fair value of warrants granted during the years ended December 31, 2016 and 2015 was $2.99 and $5.92 per share, respectively. There were no warrants granted during the year ended December 31, 2017.
At December 31, 2017, an additional 3,300 warrants were outstanding and exercisable relative to consideration paid for the Company’s acquisition of Éclat Pharmaceuticals, LLC on March 13, 2012. These warrants are not considered stock-based compensation and are therefore excluded from the above tables, and instead are addressed within Note 10: Long-Term Related Party Payable.
Restricted Share Awards
Restricted share awards represent Company shares issued free of charge to employees of the Company as compensation for services rendered. The Company measures the total fair value of restricted share awards on the grant date using the Company’s stock price at the time of the grant. Restricted share awards granted prior to 2016 generally cliff vest at the end of a four-year vesting period, and are expensed over a two or four-year service period. Restricted share awards granted during and after 2016 are fully expensed at the date of grant as they contain no service requirement. Employees, however, are not free to trade these awards until the end of a two-year holding period.
A summary of the Company’s restricted share awards as of December 31, 2017, and changes during the year then ended, is reflected in the table below.

Restricted Share Activity and Other Data:	Number of Restricted Share Awards	Weighted Average Grant Date Fair Value

Non-vested restricted share awards outstanding, January 1, 2017	573	$12.57
Granted	271	8.95
Vested	(23)	7.31
Forfeited	(2)	16.27
Non-vested restricted share awards outstanding, December 31, 2017	819	$11.51

The weighted average grant date fair value of restricted share awards granted during the years ended December 31, 2017 and 2016 was $8.95 and $12.11, respectively. There were no restricted share awards granted in 2015.
Employee Share Purchase Plan
In 2017, the Board of Directors approved of the Avadel Pharmaceuticals plc 2017 Avadel Employee Share Purchase Plan (“ESPP”). The total number of Company ordinary shares, nominal value $0.01 per share, or ADSs representing such ordinary shares (collectively, “Shares”) which may be issued under the ESPP is 1,000. The purchase price at which a Share will be issued or sold for a given offering period will be established by the Compensation Committee of the Board (“Committee”) (and may differ among participants, as determined by the Committee in its sole discretion) but will in no event be less than 85% of the lesser of: (a) the fair market value of a Share on the offering date; or (b) the fair market value of a Share on the purchase date. As of December 31, 2017, there were no shares issued to employees as the program was launched in January 2018.

NOTE 17 : Net Income (Loss) Per Share
Basic net income (loss) per share is calculated using the weighted average number of shares outstanding during each period. The diluted net income (loss) per share calculation includes the impact of dilutive equity compensation awards and contingent consideration warrants.
A reconciliation of basic and diluted net income (loss) per share, together with the related shares outstanding in thousands for the years ended December 31, is as follows:

Net Income (Loss) Per Share:	2017	2016	2015

Net income (loss)	$68,271	$(41,276)	$41,798

Weighted average shares:
Basic shares	40,465	41,248	40,580
Effect of dilutive securities—options and warrants outstanding	1,300	—	3,039
Diluted shares	41,765	41,248	43,619

Net income (loss) per share - basic	$1.69	$(1.00)	$1.03
Net income (loss) per share - diluted	$1.63	$(1.00)	$0.96

Potential common shares of 6,368, 8,564, and 635 were excluded from the calculation of weighted average shares for the years ended December 31, 2017, 2016 and 2015, because their effect was considered to be anti-dilutive. For the year ended December 31, 2016, the effects of dilutive securities were entirely excluded from the calculation of net income (loss) per share as a net loss was reported in this period.

NOTE 18 : Comprehensive Income (Loss)
The following table shows the components of accumulated other comprehensive income (loss) for the twelve months ended December 31, net of immaterial tax effects:

Accumulated Other Comprehensive Income (Loss):	2017	2016	2015

Foreign currency translation adjustment:
Beginning balance	$(23,336)	$(22,312)	$(7,225)
Net other comprehensive income (loss)	134	(1,024)	(15,087)
Balance at December 31,	(23,202)	(23,336)	(22,312)

Unrealized gain (loss) on marketable securities, net
Beginning balance	(229)	(345)	(198)
Net other comprehensive income (loss), net of $28, $16, ($20), tax, respectively	165	116	(147)
Balance at December 31,	(64)	(229)	(345)
Accumulated other comprehensive loss at December 31,	$(23,266)	$(23,565)	$(22,657)

NOTE 19 : Company Operations by Product, Customer and Geographic Area
The Company has determined that we operate in one segment, the development and commercialization of pharmaceutical products, including controlled-release therapeutic products based on our proprietary polymer based technology. The Company’s Chief Operating Decision Maker is the CEO. The CEO and the Board review profit and loss information on a consolidated basis to assess performance and make overall operating decisions as well as resource allocations. All products are included in one segment because the Company’s products have similar economic and other characteristics, including the nature of the products and production processes, type of customers, distribution methods and regulatory environment.
The following table presents a summary of total revenues by these products for the twelve months ended December 31, 2017, 2016, and 2015:

Revenue by Product:	2017	2016	2015

Bloxiverz	$45,596	$82,896	$150,083
Vazculep	38,187	39,796	20,151
Akovaz	80,617	16,831	—
Other	8,441	7,699	2,054
Total product sales and services	172,841	147,222	172,288
License and research revenue	404	3,024	721
Total revenue	$173,245	$150,246	$173,009

Concentration of credit risk with respect to accounts receivable is limited due to the high credit quality comprising a significant portion of the Company’s customers. Management periodically monitors the creditworthiness of our customers and believes that we have adequately provided for any exposure to potential credit loss.
The following table presents a summary of total revenues by significant customer for the twelve months ended December 31, 2017, 2016, and 2015:

Revenue by Significant Customer:	2017	2016	2015

Customer A	$53,342	$17,728	$—
Customer B	44,762	51,648	53,988
Customer C	37,965	39,359	60,420
Customer D	25,691	30,916	43,434
Others	11,081	7,571	14,446
Total product sales and services	172,841	147,222	172,288
License and research revenue	404	3,024	721
Total revenue	$173,245	$150,246	$173,009
As of December 31, 2017, the Company had three customers, each of which are substantial wholesale distributors, and accounted for 10% or more of the accounts receivable balance. One customer accounted for 31%, or $4,550, a second customer accounted for 26% or $3,772, and a third customer accounted for 23% or $3,395. As of December 31, 2017, the Company had no significant past due account receivable balances.
The following table summarizes revenues by geographic region for the twelve months ended December 31, 2017, 2016, and 2015:

Revenue by Geographic Region:	2017	2016	2015

United States	$172,841	$147,283	$172,179
France	—	—	89
Ireland	404	2,963	741
Total revenues	$173,245	$150,246	$173,009
Currently we depend on a single contract manufacturing organization for the manufacture of Bloxiverz, Vazculep and Akovaz, and to deliver certain raw materials used in their production, from which we derive a majority of our revenues. Additionally, we purchase certain raw materials used in our products from a limited number of suppliers, including a single supplier for certain key ingredients.
Non-monetary long-lived assets primarily consist of property and equipment, goodwill and intangible assets. The following table summarizes non-monetary long-lived assets by geographic region as of December 31, 2017, 2016, and 2015:

Long-lived Assets by Geographic Region:	2017	2016	2015

United States	$116,536	$42,021	$34,515
France	2,257	2,524	2,317
Ireland	1,360	202	258
Total	$120,153	$44,747	$37,090

NOTE 20 : Related Party Transactions
In March 2012, the Company acquired all of the membership interests of Éclat from Breaking Stick Holdings, L.L.C. (“Breaking Stick”, formerly Éclat Holdings), an affiliate of Deerfield Capital L.P (“Deerfield”), a significant shareholder of the Company. As of December 31, 2016 and 2015, the remaining consideration obligations for this transaction consisted of two warrants to purchase a total of 3,300 shares of Avadel and commitments to make earnout payments to Breaking Stick of 20% of any gross profit generated by certain Éclat products (the “Products”). Breaking Stick is majority owned by Deerfield, with a minority interest owned by the Company’s CEO and certain other current and former employees. The Company entered into a Security Agreement dated March 13, 2012 with Breaking Stick, whereby Breaking Stick was granted a security interest in various tangible and intangible assets related to the Products to secure the obligations of Éclat and Avadel US Holdings, Inc., including the full and prompt payment of royalties to Breaking Stick under the Royalty Agreement.
As part of a February 2013 debt financing transaction conducted with Deerfield Management, Éclat entered into a Royalty Agreement with Horizon Santé FLML, Sarl and Deerfield Private Design Fund II, L.P., both affiliates of the Deerfield Entities (together, “Deerfield PDF/Horizon”). The Royalty Agreement provides for the Company to pay Deerfield PDF/Horizon 1.75% of the net sales of the Products sold by the Company and any of our affiliates until December 31, 2024, with royalty payments paid in arrears for each calendar quarter during the term of the Royalty Agreement. The Company has also entered into a Security Agreement dated February 4, 2013 with Deerfield PDF/Horizon, whereby Deerfield PDF/Horizon was granted a security interest in the various tangible and intangible assets related to the Products to secure the obligations of Éclat and Avadel US Holdings, Inc., including the full and prompt payment of royalties to Deerfield PDF/Horizon under the Royalty Agreement.
As part of a December 2013 debt financing transaction conducted with Broadfin Healthcare Master Fund (“Broadfin”), the Company also entered into a Royalty Agreement with Broadfin, a significant shareholder of the Company, dated as of December 3, 2013 (the “Broadfin Royalty Agreement”). Pursuant to the Broadfin Royalty Agreement, the Company is required to pay a royalty of 0.834% on the net sales of certain products sold by the Company and any of our affiliates until December 31, 2024 with royalty payments paid in arrears for each calendar quarter during the term of the Royalty Agreement. The Company has also entered into a Security Agreement dated December 3, 2013 with Broadfin, whereby Broadfin was granted a security interest in the various tangible and intangible assets related to the Products to secure the obligations of Éclat and Avadel US Holdings, Inc., including the full and prompt payment of royalties to Broadfin under the Royalty Agreement.
The Company entered into an agreement dated February 5, 2016 to acquire FSC Holdings, LLC (“FSC”), a specialty pharmaceutical company dedicated to providing innovative solutions to unmet medical needs for pediatric patients, from Deerfield CSF, LLC, a Deerfield Management company (“Deerfield”), a related party. Under the terms of the acquisition, which was completed on February 8, 2016, the Company will pay $1,050 annually for five years with a final payment in January 2021 of $15,000 for a total of $20,250 to Deerfield for all of the equity interests in FSC. The Company will also pay Deerfield a 15% royalty per annum on net sales of the current FSC products, up to $12,500 for a period not exceeding ten years.  These obligations were assumed by Cerecor in connection with the divestiture of the Company’s pediatric products on February 16, 2018. See Note 21: Subsequent Events.

NOTE 21 : Subsequent Events
Asset Purchase Agreement with Cerecor.
On February 12, 2018, Avadel Pharmaceuticals plc (the “Company”), together with its subsidiaries Avadel Pharmaceuticals (USA), Inc., Avadel Pediatrics, Inc., FSC Therapeutics, LLC (“FSC Therapeutics”), and Avadel US Holdings, Inc. (“Holdings”), as the “Sellers,” entered into an asset purchase agreement (the “Purchase Agreement”) with Cerecor, Inc. (“Cerecor”). At the closing under the Purchase Agreement, on February 16, 2018, Cerecor purchased from the Sellers four pediatric commercial stage assets – Karbinal™ ER, Cefaclor, Flexichamber™ and AcipHex® Sprinkle™, together with certain associated business assets – which were held by FSC Therapeutics and FSC Laboratories, Inc., which is also a subsidiary of the Company (collectively “FSC”).  The Company acquired FSC in February 2016 from Deerfield CSF, LLC (“Deerfield CSF”) and certain of its affiliates. Pursuant to the Purchase Agreement, Cerecor assumed the Company’s  remaining payment obligations to Deerfield CSF under the Membership Interest Purchase Agreement, dated as of February 5, 2016, between Holdings, Flamel Technologies SA (the predecessor of the Company) and Deerfield CSF and certain of its affiliates, which payment obligations consist of the following (collectively, the “Assumed Obligations”): (i) a quarterly payment of $263 beginning in July 2018 and ending in October 2020, amounting to an aggregate payment obligation of $2,625; (ii) a payment in January 2021 of $15,263; and (iii) a quarterly royalty payment of 15% on net sales of the FSC products through February 5, 2026 (“FSC Product Royalties”), in an aggregate amount of up to approximately $10,300.  Cerecor also assumed certain contracts and other obligations related to the acquired assets, and in that connection Holdings agreed to pay Cerecor certain make-whole payments associated with obligations Cerecor is assuming related to a certain supply contract related to Karbinal™ ER.
License and Development Agreement

Also in connection with the closing under the Purchase Agreement, Flamel Ireland Limited, an Irish limited company operating under the trade name of Avadel Ireland (“Avadel Ireland”) and a wholly-owned subsidiary of the Company, and Cerecor entered into a license and development agreement (the “License and Development Agreement”) pursuant to which, among other things:

•
Avadel Ireland will provide Cerecor with four product formulations utilizing Avadel Ireland’s LiquiTime™ technology, and will complete pilot bioequivalence studies for such product formulations within 18 months;

•	Cerecor will reimburse Avadel Ireland for development costs of the four LiquiTime™ products in excess of $1,000 in the aggregate;

•
Upon transfer of the four product formulations, Cerecor will assume all remaining development costs and responsibilities for the product development, clinical studies, NDA applications and associated filing fees; and

•
Upon regulatory approval and commercial launch of any LiquiTime™ products, Cerecor will pay Avadel Ireland quarterly royalties based on a percentage of net sales of any such products in the mid-single.

Deerfield Guarantee

In connection with the closing under the Purchase Agreement, the Company and Holdings provided their guarantee (the “Deerfield Guarantee”) in favor of Deerfield CSF, LLC and certain of its affiliates (“Deerfield”). Under the Deerfield Guarantee, the Company and Holdings guaranteed to Deerfield the payment by Cerecor of the obligations of the Company and certain of its subsidiaries (the “Assumed Obligations”) under the Membership Interest Purchase Agreement between the Company and Deerfield dated February 5, 2016. The Assumed Obligations include (i) a quarterly payment of $263 beginning in July 2018 and ending in October 2020, amounting to an aggregate payment obligation of $2,625; (ii) a payment in January 2021 of $15,263; and (iii) a quarterly royalty payment of 15% on net sales of the FSC products through February 6, 2026 (“FSC Product Royalties”), in an aggregate amount of up to approximately $10,300. In addition, under the Deerfield Guarantee, the Company and Holdings guaranteed that Deerfield would receive certain minimum annual FSC Product Royalties through February 6, 2026 (the “Minimum Royalties”).

Armistice Guarantee

In connection with the closing under the Purchase Agreement, Armistice Capital Master Fund, Ltd., the majority shareholder of Cerecor, guaranteed to Holdings the payment by Cerecor of the Assumed Obligations, including the Minimum Royalties.

The fair values of the Avadel guarantee to Deerfield and the guarantee received by Avadel from Armistice largely offset and when combined are not material.
The Company does not expect to record a significant gain or loss on the disposition of these assets.

Issuance of Exchangeable Notes
On February 14, 2018 we announced that our wholly-owned subsidiary, Avadel Finance Cayman Limited (the “Issuer”), priced a $125,000 aggregate principal amount of 4.50% exchangeable senior notes due 2023 (the “Notes”) in a private placement (the “Offering”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The sale of the Notes closed on February 16, 2018. In connection with the Offering, the Issuer granted the initial purchasers of the Notes a 30-day option to purchase up to an additional $18,750 aggregate principal amount of the Notes, which was fully exercised on February 16, 2018.
Net proceeds from the Notes were $137,719 after deducting the initial purchasers’ discount and estimated offering expenses. We expect to use the net proceeds of the Offering for working capital and general corporate purposes.  We also used cash on-hand to purchase approximately 2.0 million ADSs for $18,000 concurrently with the pricing of the Offering in privately negotiated transactions effected with or through a representative of the initial purchasers or an affiliate of such representative.  The Issuer agreed to purchase such ADSs at a purchase price per ADS equal to the $8.99 per ADS closing price on The Nasdaq Global Market on February 13, 2018.
The Notes are general, unsecured obligations of the Issuer, and are fully and unconditionally guaranteed by Avadel on a senior unsecured basis.  Interest on the Notes will be payable semi-annually in cash in arrears on February 1 and August 1 of each year, beginning on August 1, 2018. The Notes will mature on February 1, 2023, unless earlier exchanged, repurchased or redeemed in accordance with their terms. The Notes will be issued in minimum denominations of $200 and integral multiples of $1 in excess thereof.
Subject to certain conditions and during certain periods, the Notes will be exchangeable at the option of the holders at an initial exchange rate of 92.6956 ADSs per $1 principal amount of Notes, which is equivalent to an initial exchange price of approximately $10.79 per ADS. Such initial exchange price represents a premium of approximately 20% to the $8.99 per ADS closing price on The Nasdaq Global Market on February 13, 2018.  Upon the exchange of any Notes, the Issuer will pay or cause to be delivered, as the case may be, cash, ADSs or a combination of cash and ADSs, at the Issuer’s election.
The Company is evaluating the impacts of ASC 470-20 and the ASC 815 exception regarding conventional convertible notes that may be settled entirely or partially in cash upon conversion. Should these Notes be deemed as conventional per the exception allowed under ASC 815, the rules under ASC 470-20 would require the Company to separate the Notes into a liability and equity component, such that interest expense reflects our economic interest cost. The original issue discount would be recognized as a decrease in debt and an increase in equity. The debt component would accrete up to the principal amount over the expected term of the debt.
In addition, under certain circumstances, convertible or exchangeable debt instruments that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the ADSs deliverable upon exchange of the Notes are not included in the calculation of diluted earnings per share except to the extent that the exchange value of the Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of ADSs that would be necessary to settle such excess, if we elected to settle such excess in ADSs, are issued.
Related Party Exercise of Warrants
On February 22, 2018, the Company was notified by the related party holding 2,200 warrants (See Note 10: Long-term Related Party Payable) of its intent to exercise these warrants in full. As a result, the Company settled these warrants for a combination of cash of $2,911 and the issuance of approximately 603 ADS. The remaining 1,100 warrants held by this same related party, with an exercise price of $11.00 expired worthless on March 12, 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Avadel Pharmaceuticals PLC
Dublin, Ireland

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Avadel Pharmaceuticals plc and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity, and cash flows for each of the years then ended, and the related notes and financial statement schedule listed in Item 15 (collectively referred to the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control— Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.

The financial statements of the Company as of and for the year ended December 31, 2015, were audited by other auditors whose report dated March 15, 2016, except for the effects of previously disclosed revisions as to which the date is March 28, 2017, expressed an unqualified opinion on those statements.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte and Touche LLP
St. Louis, Missouri
March 16, 2018

We have served as the Company’s auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Avadel Pharmaceuticals PLC
Dublin, Ireland

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Avadel Pharmaceuticals plc and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company has maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated March 16, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures, as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte and Touche LLP
St. Louis, Missouri
March 16, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Avadel Pharmaceuticals PLC (formerly Flamel Technologies S.A.),

In our opinion, the consolidated statement of income (loss), the related consolidated comprehensive income (loss), shareholders’ equity and cash flows for the year ended December 31, 2015 present fairly, in all material respects, the results of operations and cash flows of Avadel Pharmaceuticals PLC (formerly Flamel Technologies S.A.) and its subsidiaries for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2015, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Lyon, France,
March 15, 2016 except for the effects of the revisions discussed in Note 1 (not presented herein) to the consolidated financial statements appearing under Item 8 of the Company’s 2016 annual report on Form 10-K, as to which the date is March 28, 2017.

/s/ PricewaterhouseCoopers Audit

Represented by
/s/ Frédéric Charcosset

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.

Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 15d -15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission (the “SEC”). Based on that evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report our disclosure controls and procedures were effective.
Management’s Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, the Company’s management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting is effective based on those criteria.
Changes in Internal Control over Financial Reporting
Remediation of Previously Reported Material Weaknesses
The Company previously reported material weaknesses in its December 31, 2016 Form 10-K. As more fully described below, we have identified and implemented additional processes, procedures and controls to improve the effectiveness of our internal control over financial reporting and disclosure controls and procedures. We regularly reviewed our progress toward remediating these material weaknesses with our audit committee during 2017. Leading this remediation process was our Senior Vice President and Chief Financial Officer and our Chief Accounting Officer. Assisting management with the remediation process was a nationally recognized consulting firm who, under the direction of management, created and enhanced controls documentation, assisted management in the implementation of improvements or changes to the existing internal control structure and tested such processes, procedures and controls to support management’s conclusions surrounding the design and operating effectiveness of management’s internal controls over financial reporting.
Personnel
As previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as of December 31, 2015, management had identified a material weakness in our internal controls over financial reporting related to personnel. Specifically, the Company did not maintain a sufficient number of personnel with an appropriate level of knowledge, experience and training in internal control over financial reporting commensurate with our financial reporting requirements. As the result of management’s internal control design and operational assessments as of December 31, 2016, management noted additional time in role and training of our personnel was needed in order to have an impact on the system of internal control over financial reporting, in order to gain an appropriate level of knowledge to execute controls consistent with the risk assessment and the required level of precision for management review controls associated with the review of inputs used in the controls, key assumptions utilized in accounting estimates and accounting for significant non-routine and complex transactions.
In an effort to remediate the identified material weakness, we initiated and implemented the following corrective actions:

•
Senior Accounting and Finance Management personnel that were added to the organization in prior years have had additional time in role in order to have an impact on the system of controls. This includes the company’s Chief Financial Officer, Chief Accounting Officer, and Tax Director.

•
Supplemented our U.S. based Accounting and Finance organization through adding appropriate levels of subject matter knowledge and training, including establishing a Revenue accounting function, a centralized Accounts Payable Shared Services function, and supplementing the accounting staff with additional personnel to support appropriate control.

•
Retained an outside consultant to assist the Company in documenting and testing the internal controls over financial reporting that are in place at the Company and the serve in the role of the Company’s internal audit function. We have assessed the qualifications of the third-party provider and determined that they have the appropriate experience, certification education and training in internal audit and controls to serve in this role. This firm was responsible for assisting in the training of internal personnel relative to the various aspects and requirements of internal control within the current reporting environment.

As of December 31, 2017, management evaluated the design and operational effectiveness of the remediation activities and concluded that we have sufficient evidence that the previously reported material weakness pertaining to personnel has been remediated as of December 31, 2017.
Financial Close
As previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, management had identified a material weakness in our internal controls over financial reporting related to the financial close process. Specifically, we had not designed or maintained effective and precise controls over the data and assumptions utilized in accounting for non-routine and complex transactions.
In an effort to remediate the identified material weakness, we initiated and implemented the following corrective actions:

•	Supplemented our U.S. based Accounting and Finance organizations through adding appropriate levels of subject matter knowledge and training.

•	Refined precision levels of management reviews and enhanced review of key assumptions and inputs within existing controls over non-routine and complex transactions.

•
Developed, formalized and implemented additional management review controls across the organization in order to add more comprehensive levels of review and approval for significant transactions having complex U.S. GAAP and SEC reporting implications and non-routine transaction processing.

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

As of December 31, 2017, management evaluated the design and operational effectiveness of the remediation activities and concluded that we have sufficient evidence that the Financial Close processes and controls have been adequately designed and were operating effectively. As a result, management has concluded that the previously reported material weakness has been remediated as of December 31, 2017.
Rebates and Expired Products Reserves

As previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, management had identified a material weakness in our internal controls over financial reporting related to Rebates and Expired Product reserves. Specifically, we concluded additional time is necessary to ensure that controls regarding assumptions using historical data for the setting of rebate and expired product reserves are operating with an appropriate level of precision.

In an effort to remediate the identified material weakness, we initiated and implemented the following corrective actions:

•	Enhanced our documentation and support around product pricing approvals and subsequent changes to customer pricing and contractual obligations.

•	Enhanced the information supporting the accounting and review process for gross to net accruals related to revenue.

•	Reassessed and improved the estimates, calculations, and the precision level of reviews underlying all gross to net accruals, including rebates and expired product return accruals.

•
Performed of a comprehensive review of service provider reporting and end user considerations as well as more comprehensive periodic reviews of activities performed by third parties and validation of financial information received from third parties.

•	Expanded the communication protocols between our Sales and Accounting functions to identify rebate arrangements and appropriately account for these arrangements.
As of December 31, 2017, management evaluated the design and operational effectiveness of the remediation activities and concluded that we have sufficient evidence that the Rebates and Expired Product Reserves processes and controls have been adequately designed and were operating effectively. As a result, management has concluded that the previously reported material weakness has been remediated as of December 31, 2017.
Other Changes in Internal Control
Other than those actions described above, there have been no other changes in the Company’s internal control over financial reporting (as defined by Rule 13a-15(f)) that occurred during the year ended December 31, 2017 that have materially affected the Company’s internal control over financial reporting.

Item 9B.     Other Information.
Not applicable.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K because we intend to file our definitive proxy statement for our 2018 annual general meeting of shareholders pursuant to Regulation 14A of the Securities Exchange Act of 1934 (our “Definitive 2018 Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in our Definitive 2018 Proxy Statement is incorporated herein by reference.

Item 10.     Directors, Executive Officers and Corporate Governance.
Information regarding Directors, Executive Officers and Corporate Governance is hereby incorporated by reference to our Definitive 2018 Proxy Statement, which we intend to file with the SEC within 120 days after December 31, 2017.
Item 11.     Executive Compensation.
Information regarding Executive Compensation is hereby incorporated by reference to our Definitive 2018 Proxy Statement, which we intend to file with the SEC within 120 days after December 31, 2017.
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is hereby incorporated by reference to our Definitive 2018 Proxy Statement, which we intend to file with the SEC within 120 days after December 31, 2017.
Item 13.     Certain Relationships and Related Transactions, and Director Independence.
Information regarding Certain Relationships and Related Transactions, and Director Independence is hereby incorporated by reference to our Definitive 2018 Proxy Statement, which we intend to file with the SEC within 120 days after December 31, 2017.
Item 14.     Principal Accountant Fees and Services.
Information regarding Principal Accountant Fees and Services is hereby incorporated by reference to our Definitive 2018 Proxy Statement, which we intend to file with the SEC within 120 days after December 31, 2017.

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
Schedule II
Valuation and Qualifying Accounts
(In thousands)

Deferred Tax Asset Valuation Allowance:	Balance, Beginning of Period	Additions (a)	Deductions (b)	Other Changes (c)	Balance, End of Period

2017	$7,599	$391	$(664)	$8,028	$15,354
2016	$45,516	$6,873	$(42,417)	$(2,373)	7,599
2015	57,980	4,312	(11,737)	(5,039)	45,516

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

c.	Other changes to the deferred tax asset valuation allowance including currency translation adjustments recorded directly in equity and account method changes.
3. Exhibits required by Item 601 of Regulation S-K
The information required by this Section (a)(3) of Item 15 is set forth on the exhibit index that follows the Signatures page of this Form 10-K.
Index to Exhibits

Exhibit Number	Exhibit Description

3.1
Constitution (containing the Memorandum and Articles of Association) of Avadel Pharmaceuticals plc (incorporated by reference to Appendix 15 of Exhibit 2.1 to the registrant’s current report on Form 8-K, filed on July 1, 2016)

4.1
Guaranty dated January 1, 2017 by Avadel Pharmaceuticals plc in favor of Breaking Stick Holdings, LLC (f/k/a Éclat Holdings, LLC) with respect to obligations under the Note Agreement filed as Exhibit 4.1 (incorporated by reference to Exhibit 4.1 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 28, 2017)

4.2
Warrant to purchase 1,100,000 American Depositary Shares, each representing one ordinary share of Avadel Pharmaceuticals plc (incorporated by reference to Exhibit 4.1 to the registrant’s Post-Effective Amendment No. 2 to Form F-3 registration statement (No. 333-183961) on Form S-3, filed on January 6, 2017)

4.3
Warrant to purchase 2,200,000 American Depositary Shares, each representing one ordinary share of Avadel Pharmaceuticals plc (incorporated by reference to Exhibit 4.2 to the registrant’s Post-Effective Amendment No. 2 to Form F-3 registration statement (No. 333-183961) on Form S-3, filed on January 6, 2017)

10.1
Deposit Agreement dated as of January 3, 2017 among Avadel Pharmaceuticals plc, The Bank of New York, as Depositary, and holders from time to time of American Depositary Shares issued thereunder (including as an exhibit the form of American Depositary Receipt) (incorporated by reference to Exhibit 1.1 to the registrant’s current report on Form 8-K12B, filed on January 4, 2017 and amended January 6, 2017)

10.2*
Note Agreement among Flamel Technologies S.A., Flamel U.S. Holdings, Inc. and Éclat Holdings, LLC dated March 13, 2012 (incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 6-K, filed on March 21, 2012)

10.3
Registration Rights Agreement between Flamel Technologies S.A. and Éclat Holdings, LLC dated March 13, 2012 (incorporated by reference to Exhibit 4.5 to the registrant’s current report on Form 6-K, filed on March 21, 2012)

10.4
Facility Agreement among Flamel US Holdings, Inc., Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. dated December 31, 2012 (incorporated by reference to Exhibit 4.7 to the registrant’s annual report on Form 20-F for the year ended December 31, 2012, filed on April 30, 2013)

10.5*
Royalty Agreement among Éclat Pharmaceuticals LLC, Horizon Santé FLML, Sarl and Deerfield Private Design Fund II, L.P. dated December 31, 2012 (incorporated by reference to Exhibit 4.8 to the registrant’s annual report on Form 20-F for the year ended December 31, 2012, filed on April 30, 2013)

10.6*
Security Agreement between Éclat Pharmaceuticals, LLC and Deerfield Private Design Fund II, L.P. and Horizon Santé FLML, Sarl dated February 4, 2013 (incorporated by reference to Exhibit 4.9 to the registrant’s annual report on Form 20-F for the year ended December 31, 2012, filed on April 30, 2013)

10.7
Broadfin Facility Agreement effective as of December 3, 2013 (incorporated by reference to Exhibit 4.9 to the registrant’s annual report on Form 20-F for the year ended December 31, 2013, filed on April 30, 2014)

10.8*
Broadfin Royalty Agreement dated as of December 3, 2013 (incorporated by reference to Exhibit 4.10 to the registrant’s annual report on Form 20-F for the year ended December 31, 2013, filed on April 30, 2014)

10.9
Asset Purchase Agreement by and among Flamel Technologies S.A. and Recipharm Pessac dated November 26, 2014 (incorporated by reference to Exhibit 4.11 to the registrant’s annual report on Form 20-F for the year ended December 31, 2014, filed on April 30, 2015)

10.10
Master Agreement on Supply of Services and Products by and between Avadel Technologies S.A. and Recipharm Pessac dated December 1, 2014 (incorporated by reference to Exhibit 4.12 to the registrant’s annual report on Form 20-F for the year ended December 31, 2014, filed on April 30, 2015)

10.11
Service Agreement by and between Flamel Technologies S.A. and Recipharm Pessac dated December 1, 2014 (incorporated by reference to Exhibit 4.13 to the registrant’s annual report on Form 20-F for the year ended December 31, 2014, filed on April 30, 2015)

10.12
Supply Agreement by and between Flamel Technologies S.A. and Recipharm Pessac dated December 1, 2014 (incorporated by reference to Exhibit 4.14 to the registrant’s annual report on Form 20-F for the year ended December 31, 2014, filed on April 30, 2015)

10.13*
Membership Interest Purchase Agreement by and among Éclat Holdings LLC, Éclat Pharmaceuticals LLC, Flamel Technologies S.A. and Flamel US Holdings Inc. dated March 13, 2012 (incorporated by reference to Exhibit 4.15 to the registrant’s annual report on Form 20-F for the year ended December 31, 2014, filed on April 30, 2015)

10.14*
Exclusive License Agreement by and between Elan Pharma International Limited and Flamel Ireland Limited dated September 30, 2015 (incorporated by reference to Exhibit 10.14 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 15, 2016)

10.15
Lease Agreement by and between Nine East, LLC and Eclat Pharmaceuticals LLC dated July 23, 2013 (incorporated by reference to Exhibit 10.15 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 15, 2016)

10.16
Lease Agreement by and between Grove II LLC and Eclat Pharmaceuticals LLC dated October 5, 2015 (incorporated by reference to Exhibit 10.16 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 15, 2016)

10.17
Lease Agreement by and between Channor Limited, Blanchardstown Corporate Park Management Limited, Flamel Ireland Limited, and Flamel Technologies S.A. dated July 3, 2015 (incorporated by reference to Exhibit 10.17 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 15, 2016)

10.18‡
Employment Agreement by and between Flamel Technologies S.A. and Sandra Hatten dated July 8, 2015 (incorporated by reference to Exhibit 10.18 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 15, 2016)

10.19‡
Employment Agreement by and between Flamel Technologies S.A. and Phillandas T. Thompson dated July 7, 2015 (incorporated by reference to Exhibit 10.19 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 15, 2016)

10.20
Membership Interest Purchase Agreement dated as of February 5, 2016 by and among James Flynn, Peter Steelman, Deerfield CSF, LLC, FSC Holding Company, LLC, FSC Therapeutics, LLC, FSC Laboratories, Inc., Flamel Technologies SA, and Flamel US Holdings, Inc. (incorporated by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 15, 2016)

10.21‡
Rules Governing the Free Share Plan - December 2014 (incorporated by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 15, 2016)

10.22‡
Rules Governing the Free Share Plan - December 2014 (incorporated by reference to Exhibit 10.22 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 15, 2016)

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

10.31‡
Form of stock option grant letter for 2016 Stock Option Rules (incorporated by reference to Exhibit 10.31 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 28, 2017)

10.32‡
Employment Agreement by and between Avadel Pharmaceuticals plc and Gregory J. Divis, dated January 4, 2017 (incorporated by reference to Exhibit 10.32 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 28, 2017)

10.33‡
Employment Agreement by and between Avadel Management Corporation and Michael S. Anderson dated August 15, 2017 (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 9, 2017)

10.34‡
Employment Agreement by and between Avadel Management Corporation and Gregory J. Divis dated September 5, 2017 (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 9, 2017)

10.35‡
Employment Agreement by and between Avadel Management Corporation and Sandra Hatten dated August 15, 2017 (incorporated by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 9, 2017)

10.36‡
Employment Agreement by and between Avadel Management Corporation and Michael F. Kanan dated September 5, 2017 (incorporated by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 9, 2017)

10.37‡
Employment Agreement by and between Avadel Management Corporation and Phillandas T. Thompson dated August 15, 2017 (incorporated by reference to Exhibit 10.5 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 9, 2017)

10.38*
Exclusive Right of Negotiation Agreement by and between Avadel Specialty Pharmaceuticals, LLC and Serenity Pharmaceuticals, LLC dated as of August 11, 2017 (incorporated by reference to Exhibit 10.6 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 9, 2017)

10.39*
Exclusive License and Assignments Agreement by and between Avadel Specialty Pharmaceuticals, LLC and Serenity Pharmaceuticals, LLC dated as of September 1, 2017 (incorporated by reference to Exhibit 10.7 to the registrant's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2017, filed on November 17, 2017)

10.40*
Manufacturing Agreement by and between Renaissance Lakewood, LLC (formerly DPT Lakewood, LLC) and Serenity Pharmaceuticals, LLC dated as of July 14, 2014 (incorporated by reference to Exhibit 10.8A to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 9, 2017)

10.41
Renaissance Agreements Assignment and Assumption Agreement by and between Avadel Specialty Pharmaceuticals, LLC and Serenity Pharmaceuticals, LLC dated as of September 1, 2017 (incorporated by reference to Exhibit 10.8B to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 9, 2017)

10.42
Master Manufacturing Services Agreement by and between Patheon UK Limited and Éclat Pharmaceuticals L.L.C. dated as of November 8, 2012 (incorporated by reference to Exhibit 10.9 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 9, 2017)

10.43*
Asset Purchase Agreement by and among Cerecor, Inc. and Avadel Pharmaceuticals (USA), Inc., Avadel Pediatrics, Inc., FSC Therapeutics, LLC, Avadel US Holdings, Inc. and Avadel Pharmaceuticals plc dated as of February 12, 2018 (filed herewith)

10.44*	License and Development Agreement by and between Cerecor, Inc. and Flamel Ireland Limited operating under the trade name of Avadel Ireland dated as of February 16, 2018 (filed herewith)

10.45*	Guarantee by Avadel US Holdings, Inc. and Avadel Pharmaceuticals plc in favor of Deerfield CSF, LLC, Peter Steelman and James Flynn dated as of February 16, 2018 (filed herewith)

10.46*	Guarantee by Armistice Capital Master Fund, Ltd. in favor of Avadel US Holdings, Inc. dated as of February 16, 2018 (filed herewith)

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s current report on Form 8-K, filed on March 7, 2017)

14.2	Financial Integrity Policy (incorporated by reference to Exhibit 14.2 to the registrant’s current report on Form 8-K, filed on March 7, 2017)

21.1	List of Subsidiaries (filed herewith)

23.1	Consent of PricewaterhouseCoopers Audit (filed herewith)

23.2	Consent of Deloitte & Touche, LLP (filed herewith)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

Avadel Pharmaceuticals PLC

Dated: March 16, 2018	By:	/s/ Michael S. Anderson
Name: Michael S. Anderson
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each of each of Craig R. Stapleton, Peter Thornton, Francis J.T. Fildes, Benoit Van Assche and Christophe Navarre, by their respective signatures below, irrevocably constitutes and appoints Michael S. Anderson and Phillandas T. Thompson, and each of them individually acting alone without the other, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Michael S. Anderson	Chief Executive Office (Principal Executive Officer) and Director	March 16, 2018
Michael S. Anderson

/s/ Michael F. Kanan	Chief Financial Officer (Principal Financial Officer)	March 16, 2018
Michael F. Kanan

/s/ David P. Gusky	Corporate Controller (Principal Accounting Officer)	March 16, 2018
David P. Gusky

/s/ Craig R. Stapleton	Non-Executive Chairman of the Board and Director	March 16, 2018
Craig R. Stapleton

/s/ Peter Thornton	Director	March 16, 2018
Peter Thornton

/s/ Francis J.T. Fildes	Director	March 16, 2018
Francis J.T. Fildes

/s/ Benoit Van Assche	Director	March 16, 2018
Benoit Van Assche

/s/ Christophe Navarre	Director	March 16, 2018
Christophe Navarre