Form 10-K/A
period 2017-12-31
AVADEL PHARMACEUTICALS PLC
filed 2018-04-30
CIK 1012477

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

The number of the registrant’s ordinary shares, $0.01 per share nominal value, outstanding as of April 27, 2018 was 36,745,376.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 (this “Amendment”) amends Avadel Pharmaceuticals plc’s (“Avadel,” the “Company,” “we,” “our,” or “us”) Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Original Form 10-K”) as filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2018. We are filing this Amendment solely for the following two purposes:

•	To include the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K, which we expected to be incorporated by reference from our definitive proxy statement for the 2018 Annual General Meeting of Shareholders. As we no longer anticipate filing our definitive proxy statement within 120 days of the fiscal year ended December 31, 2017, Part III of the Original Form 10-K is hereby amended.
•	To re-file, with slightly modified redactions, the License and Development Agreement by and between Cerecor, Inc. and Flamel Ireland Limited operating under the trade name of Avadel Ireland dated as of February 16, 2018, that was filed as Exhibit 10.44 to the Original Form 10-K (the “Exhibit”).

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A. Except as expressly noted in this Amendment, this Amendment does not reflect events occurring after the Original Form 10-K or modify or update in any way any of the other disclosures contained in the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and our other SEC filings.

Cautionary Disclosure Regarding Forward-Looking Statements

This Amendment contains forward-looking statements. We may make additional written or oral forward-looking statements from time to time in filings with the Securities and Exchange Commission or otherwise. The words “will,” “may,” “believe,” “expect,” “anticipate,” “estimate,” “project” and similar expressions, and the negatives thereof, identify forward-looking statements, which speak only as of the date the statement is made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Although we believe that our forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business and operations, our business is subject to significant risks and there can be no assurance that actual results of our research, development and commercialization activities and our results of operations will not differ materially from our expectations. Factors that could cause actual results to differ from expectations in our forward-looking statements include, among others, those specified in “Risk Factors” in Part I, Item 1A of the Original Form 10-K, including:

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

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors

Background

The following table provides summary information about each of our directors.

Nominee	Director Since	Principal Occupation or Experience	Committees

Michael S. Anderson	2012	Chief Executive Officer of Avadel Pharmaceuticals plc	-

Francis J.T. Fildes	2008	Former senior executive in the pharmaceutical industry	(1*)(2)

Christophe Navarre	2014	Chief Executive Officer of Moët Hennessy	(1)(3)

Craig R. Stapleton	2011	Former U.S. Ambassador to France, Senior Advisor to Stone Point Capital	(1)(2)(3)(4)

Peter Thornton	2017	Chief Financial Officer, Director at Technopath Clinical Diagnostics	(2*)(3)

Benoit Van Assche	2014	Former senior executive in the chemical, pharmaceutical and healthcare industries	(1)(2)(3*)

* Chairman of Committee

(1) Member of the Compensation Committee

(2) Member of the Audit Committee

(3) Member of the Nominating and Corporate Governance Committee

(4) Appointed as a Non-Executive Chairman of the Board of Directors in 2014

Set forth below is information for each director concerning the individual’s age, principal occupation, employment and directorships during the past five years, positions with the Company, the year in which he first became a director of the Company and his term of office as a director. Also set forth below is a brief discussion of the specific experience, qualifications, attributes or skills that led to the Board’s conclusion that, in light of our business and structure, each director should serve as a director as of the date of this Form 10-K/A.

Michael S. Anderson, age 69, has been a member of the Board since June 2012. Mr. Anderson has been Chief Executive Officer of Avadel since March 2012. Prior to joining Avadel, Mr. Anderson was Chief Executive Officer of Éclat Pharmaceuticals LLC since its creation in November 2010 until it was acquired by Avadel in March 2012. Before his employment at Éclat, Mr. Anderson was President and CEO of the generic business division of KV Pharmaceutical Company, a company engaged in the development of proprietary drug delivery systems and formulation technologies, an executive at ETHEX Corporation, a pharmaceutical company which engaged in developing and marketing of multisource drugs, and President and CEO of Ther-Rx Corporation, a leader in women’s healthcare. Mr. Anderson also has worked for Schein Pharmaceuticals, a generic pharmaceuticals company, and started his career at A.H Robins, a pharmaceuticals company. Based on his experience as a seasoned and disciplined executive in the pharmaceutical industry, Mr. Anderson brings to the Board over 47 years of experience.

Dr. Francis J.T. Fildes, age 73, has been a member of Avadel’s Board since February 2008. Dr. Fildes was Managing Director of Fildes Partners Ltd, a management consultancy business to the bio-pharmaceutical and healthcare industries, which he founded in September 2002 and held until November 2014. Prior to this, Dr. Fildes held the position of Senior Vice President: Head of Global Drug Development for AstraZeneca a global pharmaceutical company, from April 1999 until December 2002. Since leaving AstraZeneca, Dr. Fildes has also been a Director of ProStrakan Pharmaceuticals plc and Keryx Inc, both public biopharmaceutical companies and Strakan Ltd, Proskelia SA and Pyramed Pharma, three privately funded bio-pharmaceutical Companies. Dr. Fildes is a Fellow of the Royal Society of Medicine and a Fellow of the Royal Society of Chemistry. Based on his experience as an executive, a director and consultant in the pharmaceutical industry, Dr. Fildes brings to the Board and the Compensation and Audit Committees over 40 years of experience.

Mr. Christophe Navarre, age 59, has been a member of Avadel’s Board since June 2014. Since May 1997, Mr. Navarre has been Chief Executive Officer of Moët Hennessy, the Wines and Spirits division of LVMH Moët Hennessy Louis Vuitton SA, a worldwide luxury brands company. Mr. Navarre is also a board member of the Comité Colbert, a luxury brand trade association, a member of the Heineken Advisory Board, and President of the Fédération des Exportateurs de Vins et Spiritueux de France, the French wine export association. He is an Officer of the French Legion of Honor, a Commandeur de l’Ordre du Mérite Agricole and an Officier de l’Ordre de la Couronne in Belgium. Based on his experiences as a successful business leader and board member of public and private companies, Mr. Navarre brings to the Board and the Compensation and Nominating and Corporate Governance Committees over 34 years of experience.

The Honorable Craig R. Stapleton, age 73, has been a member of the Board of Directors since June 2011, and became Chairman of the Board in July 2014. He currently serves as a Senior Advisor to Stone Point Capital. He served as President of Marsh and McLennan Real Estate Advisors of New York from 1982 until 2001. From 1989 to 1998 Stapleton co-owned the Texas Rangers baseball team with George W. Bush. In July 2009, he became a co-owner of the St. Louis Cardinals. He has served on the Board of Directors for companies including Allegheny Properties, IDS Realty Inc., Investors Savings and Loan, Metro PCS, and TB Woods, Abercrombie and Fitch, and Carlile Bank. Mr. Stapleton served as the United States Ambassador to France from 2005-2009 and as Ambassador to the Czech Republic from 2001 to 2004. He has also served on the Board of the Peace Corps. He is the Chairman of the Vaclav Havel Foundation, Chairman of the American Friends of Compiegne, and a Trustee of the George W. Bush Library Foundation. He has served on the Visiting Committee for Harvard College Athletics and the Committee on University Resources and Athletics. Ambassador Stapleton brings over 40 years of broad perspective and experience.

Mr. Peter Thornton, age 53, is the Chief Financial Officer of Technopath Clinical Diagnostics, an Irish company that provides quality control materials and software solutions to clinical laboratories, a position he has held since January 2014.  Prior to joining Technopath Clinical Diagnostics, from September 2011 to December 2013 Mr. Thornton was Senior Vice President - Business Integration for Alkermes plc, a global biopharmaceuticals company headquartered in Dublin, Ireland; from July 2007 to September 2011 he was Senior Vice President - Corporate and Business Development for Elan Drug Technologies, an Elan Corporation plc division engaged in developing and manufacturing drug delivery technology based pharmaceutical products; from September 2006 to July 2007 he was President and Chief Operating Officer of Circ Pharma Limited, a specialty pharmaceutical company; and from June 2004 to September 2006 he was Chief Financial Officer of Agenus Inc., a NASDAQ-listed biotechnology company.  Mr. Thornton has previously served as a non-executive director of both public and private companies and currently holds two non-executive directorships in private companies.   Mr. Thornton worked for the international public accounting firm of KPMG for seven years in Ireland and France and is a fellow of Chartered Accountants Ireland. He holds a Bachelor of Commerce degree from University College Cork, Ireland.  Based on his experience in the pharmaceutical industry and as a chief financial officer, Mr. Thornton brings to the Board, Audit Committee and the Nominating and Corporate Governance Committee over 25 years of experience.

Mr. Benoit (Ben) Van Assche, age 72, has been a member of the Board since June 2014. Mr. Van Assche is a member of the international jury that assists the government of the Walloon Region in its policy towards clusters of competitiveness, in particular the BioWin health cluster, a position he has held since December 2006. From 1985 to 2005 he served as member of the Executive Committee of UCB Pharma, with responsibility for the worldwide pharmaceutical and chemical business. Prior to this he worked in international roles for Alcon and Baxter. He has been Director and Chairman of Bone Therapeutics, a biotech company specialized in cell therapy for bone diseases, from April 2008 until June 2013 and Executive Chairman and Director of Armonea, a chain of nursing homes and senior service residences from May 2008 until December 2012. From 2004 to 2006 Mr. Van Assche served as a board member and Chairman of Essenscia, the federation of chemical activities and life sciences in Belgium. Based on his experience as a director and senior executive in the chemical, pharmaceutical and healthcare industries, Mr. Van Assche brings to the Board and the Compensation, Audit, and Nominating and Corporate Governance Committees over 40 years of experience.

Board Independence

All of our directors, with the exception of Mr. Anderson, have been determined to be independent under the rules of the Nasdaq Global Market. As our Chief Executive Officer, Mr. Anderson is not independent.

Audit Committee

The Board has an Audit Committee composed of Mr. Thornton (Chairman), Francis J.T. Fildes, Benoit Van Assche, and Ambassador Craig Stapleton. The Board has determined that all of the members of the Audit Committee are independent within the meaning of applicable SEC regulations and the listing standards of Nasdaq and that Mr. Thornton, as the chair of the Committee, is qualified as an audit committee financial expert within the meaning of SEC regulations. The Board has also determined that Mr. Thornton has accounting and related financial management expertise within the meaning of the listing standards of Nasdaq and that each member is financially literate within the meaning of such listing standards. The Board has also determined that Mr. Thornton (i) is independent within the meaning of applicable SEC regulations and the listing standards of Nasdaq, (ii) is qualified as an audit committee financial expert within the meaning of SEC regulations, and (iii) has accounting and related financial management expertise within the meaning of the listing standards of Nasdaq and that he is financially literate within the meaning of such listing standards.

Code of Business Conduct and Ethics, and Financial Integrity Policy

We have adopted a written Code of Business Conduct and Ethics (the “Code”) that applies to all of our employees, as well as a Financial Integrity Policy (the “Financial Integrity Policy”) that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Senior Tax Director and Controller (or persons performing similar functions). These documents cover a broad range of professional conduct, including employment policies, conflicts of interest, intellectual property and the protection of confidential information, as well as adherence to all laws and regulations applicable to the conduct of our business. A copy of the Code and the Financial Integrity Policy is available on the Corporate Governance section of our website, which is located at www.Avadel.com, under “About-Corporate Responsibility”. If we make any substantive amendments to, or grant any waivers from, the Code or Financial Integrity Policy for any officer or director, we intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K by disclosing the nature of such amendment or waiver on our website or in a current report on Form 8-K.

Executive Officers

Identification of Executive Officers

Our executive officers serve at the discretion of the Board, and serve until they resign, are removed or are otherwise disqualified to serve, or until their successors are elected and qualified. Our executive officers presently include:

Michael S. Anderson – Chief Executive Officer. For information regarding Mr. Anderson, see “Nominees for Election as Directors” above.

Gregory J. Divis – Executive Vice President and Chief Operating Officer. Gregory J. Divis, age 51, was appointed Executive Vice President and Chief Commercial Officer in January 2017, and was promoted to Chief Operating Officer in March 2018. Mr. Divis brings to this role more than 25 years of experience in the pharmaceutical industry, and is responsible for managing commercial strategy and execution across all of the Company's portfolio products. Prior to joining Avadel, Mr. Divis served as an Operating Partner for Linden Capital, a middle-market healthcare-focused private equity firm from June 2015 to December 2016. Prior to Linden Capital, from June 2010 to November 2014 Mr. Divis was the President and Chief Executive Officer of K-V Pharmaceutical Company ("K-V"), a company engaged in the development of proprietary drug delivery systems and formulation technologies. On August 4, 2012, K-V and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code and, on September 16, 2013, successfully emerged pursuant to a plan of reorganization. Following bankruptcy, K-V changed its name to Lumara Health, Inc., strengthened its business and engaged in a series of transactions culminating in its acquisition by AMAG Pharmaceuticals in November 2014. Mr. Divis has also held such notable roles as President, Ther-Rx Corporation, Vice-President, Business Development & Lifecycle Management at Sanofi-Aventis and Vice-President and General Manager, UK and Ireland, for Schering-Plough Corporation. Mr. Divis is a graduate of the University of Iowa.

Sandra L. Hatten – Senior Vice President of Quality and Regulatory Affairs. Sandra L. Hatten, age 61, was appointed Senior Vice President of Quality and Regulatory Affairs of Avadel in June 2015. Prior to joining Avadel, Ms. Hatten was employed from October 2010 to June 2015 by Mallinckrodt, plc, a global specialty biopharmaceutical company, where she served as Senior Vice President of Quality and Regulatory Compliance from February 2014 until June 2015. From October 2010 until September 2012, Ms. Hatten was employed by Mallinckrodt, as Director and Sr. Director of Quality. From September 2012 until February 2014, Ms. Hatten held the position of Vice President, Quality and Regulatory Compliance with Mallinckrodt. Ms. Hatten has more than 30 years of experience in the pharmaceutical industry, during which she has held leadership roles in quality and operations for branded as well as generic drug manufacturers, where she has been responsible for establishing and implementing broad-based quality programs across multiple sites. Ms. Hatten holds bachelor’s and master’s degrees from Marshall University in Huntington, West Virginia.

Phillandas T. Thompson – Senior Vice President, General Counsel and Corporate Secretary. Phillandas T. (Phil) Thompson, age 44, has been Senior Vice President and General Counsel of Avadel since November 2013. Before joining Avadel, Mr. Thompson was employed from January 2012 until November 2013 at West-Ward Pharmaceutical Corp. as Vice President, Legal Affairs, from January 2010 until November 2011 at Paddock Laboratories, Inc. as Vice President, General Counsel, from April 2006 until January 2010 at KV Pharmaceutical Co as Vice President, Strategic Business Transactions and Assistant General Counsel, and from October 2002 until March 2006 at Barr Laboratories, Inc. as Associate General Counsel. Prior to his employment with Barr Laboratories, Mr. Thompson was a corporate associate at White & Case, LLP. Mr. Thompson is a member of the New York Bar, the Missouri Bar, and the Minnesota Bar and has several other professional affiliations. Mr. Thompson earned a B.A. from Washington University in St. Louis and is also a graduate of the University of Michigan Law School (Juris Doctor) and the University of Michigan Business School (Master of Business Administration).

Michael F. Kanan – Senior Vice President and Chief Financial Officer. Michael F. Kanan, age 55, was appointed Senior Vice President and Chief Financial Officer of Avadel in November 2015. Prior to joining Avadel, Mr. Kanan was employed by Sigma-Aldrich Corp. from April 2009 until November 2015, where he served as Vice President Finance, Corporate Controller and Chief Accounting Officer from April 2009 until November 2015. Sigma-Aldrich was a life science and high technology company which was acquired by Merck KGaA, a health care, life science and performance materials company based in Germany, in November 2015. Mr. Kanan began his career at the international accounting firm Deloitte & Touche, and also held accounting and finance leadership positions with Hutchinson Group, a subsidiary of Total S.A., and Meritor, a global supplier of drivetrain, mobility, braking and aftermarket solutions for commercial vehicle and industrial markets. Mr. Kanan holds a Bachelor of Arts degree in Accounting from Michigan State University and became a CPA in 1987.

David Monteith – Vice President of Research and Development. Dr. David Monteith, age 54, was appointed Vice President of Research and Development in October 2014. Prior to joining Avadel, Dr. Monteith was employed from 2009 to 2014 at Merck & Co., Inc., a global healthcare solutions company, where he held the position of Associate Vice President of Pharmaceutical Development for Emerging Markets. From 2000 to 2009, Dr. Monteith was employed by Schering-Plough Corporation, a pharmaceutical company that merged with Merck & Co., Inc. in November 2009 in various positions from Associate Director, Pharmaceutical Development to Senior Director, Product Value Enhancement. With over 25 years of experience in the pharmaceutical industry, Dr. Monteith has held senior leadership roles in the areas of drug delivery and pharmaceutical drug product development. Dr. Monteith is a graduate in Pharmacy from the University of Strathclyde, Glasgow where he also obtained his Ph.D. from the Department of Pharmaceutics. He later also received an MBA from the University of Warwick, UK.

David P. Gusky – Corporate Controller and Chief Accounting Officer. David P. Gusky, age 41, was appointed Corporate Controller and Chief Accounting Officer of Avadel in December 2015. Prior to joining Avadel, Mr. Gusky was employed by Sigma-Aldrich Corp. from May 2006 until November 2015, where he served as Director of Financial Planning & Analysis from November 2013 until November 2015. Sigma-Aldrich was a life science and high technology company which was acquired by Merck KGaA, a health care, life science and performance materials company based in Germany, in November 2015. Mr. Gusky began his career at the international accounting firm Deloitte & Touche, and also held finance management positions with Solutia, Inc., a global manufacturer of performance materials and specialty chemicals. Mr. Gusky holds Bachelors of Science degrees in Accountancy and Finance and a Masters of Accountancy from the of Missouri-Columbia.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons beneficially owning more than ten percent of a registered class of the Company’s equity securities to file reports of beneficial ownership and changes in such ownership on Forms 3, 4 and 5 with the SEC and the NYSE. These persons are also required to furnish the Company with copies of all Forms 3, 4 and 5 that they file. Based solely on the Company’s review of the copies of such Forms it has received, the Company believes that all of its executive officers, directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them during the calendar year ended December 31, 2017, other than (i) the filing of a Form 4 for Ms. Sandra Hatten reporting two transactions, which was inadvertently filed late on September 15, 2017 on behalf of Ms. Hatten, and (ii) the filing of a Form 4 for Mr. Dave Gusky reporting one transaction, which was inadvertently filed late on March 5, 2018 on behalf of Mr. Gusky.

Item 11.	Executive Compensation.

Director Compensation

Non-Employee Director Compensation

We compensate our non-executive directors with a basic cash fee plus supplementary fees to chairpersons and for meeting attendance. The amount of each component of such director cash compensation may change from year to year, and is generally established by the Board in conjunction with our annual general meeting of shareholders for the period until the next annual general meeting. The cash fees we pay under these policies must stay within an aggregate maximum limit on cash fees paid to our directors during any calendar year which is approved by our shareholders at each annual general meeting. In June 2017, the director cash fees were established as follows for the period until our annual general shareholders meeting in 2018: €32,750 per each non-executive director; supplementary fees of €40,000 to Ambassador Craig Stapleton as the Chairman of the Board, €20,000 to Mr. Peter Thornton as the Chair of the Audit Committee, €10,000 to Dr. Francis Fildes as the Chair of the Compensation Committee, and €10,000 to Mr. Ben Van Assche as the Chair of the Nomination and Corporate Governance Committee; and meeting attendance fees of €2,000 per meeting attended in person or telephonically up to a limit of €16,000. In addition, at our general meeting of shareholders in 2017, our shareholders approved the issuance of stock options to purchase 175,000 ordinary shares to our directors, which were distributed as described in footnote (2) to the “Director Compensation” table below. In addition, at our general meeting of shareholders in 2017, our shareholders approved the issuance of stock options to purchase 175,000 ordinary shares to our directors, which were distributed as described in footnote (2) to the “Director Compensation” table below.

The following table presents information relating to total compensation of our directors for the year ended December 31, 2017. The following table does not present information for Mr. Anderson, our Chief Executive Officer and President, who did not receive additional compensation as a director in 2017 and whose compensation is included in the Summary Compensation Table elsewhere in this Form 10-K/A.

Name (1)	Fees Earned or Paid in Cash($)(1)	Stock Awards ($)(2)	Total Compensation ($)

Ambassador Craig R. Stapleton	102,548	210,000	312,548
Peter Thornton	70,908	210,000	280,908
Francis J.T. Fildes	68,648	210,000	278,648
Christophe Navarre	57,348	210,000	267,348
Benoit Van Assche	68,648	210,000	278,648

(1)	Fees earned or paid in cash were translated to U.S. Dollars at the rate of 1.13 U.S. Dollars per Euro.

(2)	On June 28, 2017, each of the non-employee directors were awarded stock options to purchase 35,000 ordinary shares at an exercise price of $10.51 under the Company’s Omnibus Incentive Compensation Plan. The compensation represents the grant date fair value computed by us for financial reporting purposes, computed in accordance with FASB ASC Topic 718. For a full description of the assumptions we use in computing these amounts, see Note 16 to our consolidated financial statements for the year ended December 31, 2017 which are included in our annual report on Form 10-K filed with the SEC on March 16, 2018. All of the foregoing stock options will vest in a one-year period following the award date.

Executive Compensation

Compensation Discussion and Analysis

In this Compensation Discussion and Analysis, we give an overview and analysis of our compensation philosophy, our compensation program, the decisions we made in 2017 under those programs with respect to our named executive officers. Included in this discussion is specific information about the compensation earned or paid in 2016 and 2017 to the following named executive officers: (i) the individual who served as Chief Executive Officer of the Company during 2017, (ii) the individual who served as Chief Financial Officer during 2017, and (iii) the next three most highly compensated executive officers of the Company who received total compensation of $100,000 or more during the fiscal year ended December 31, 2017 (the “Named Executive Officers”). Our Named Executive Officers for 2017 are:

Name	Position
Michael S. Anderson	Chief Executive Officer
Gregory J. Divis	Executive Vice President, Chief Operating Officer
Michael F. Kanan	Senior Vice President and Chief Financial Officer
Phillandas T. Thompson	Senior Vice President, General Counsel and Corporate Secretary
David Monteith	Vice President, Research and Development

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

Compensation Components

Our executive compensation program has three primary components: base salary, annual cash incentive awards and equity awards.

•	Base Salary. We fix the base salary of each of our executive officers at a level we believe enables us to hire and retain individuals in a competitive environment and rewards satisfactory individual performance and a satisfactory level of contribution to our overall business goals. We take into account the base salaries paid by similarly-situated companies in our peer group and, to the extent practicable, we set base salary levels for similarly-situated executives within the Company at comparable levels to avoid divisiveness and encourage teamwork, collaboration, and a cooperative working environment.

•	Cash Incentive Awards. We provide annual cash incentive awards that are based upon the achievement of corporate and individual objectives established by the Compensation Committee and the Board of Directors. These cash incentive awards are designed to focus our executive officers on achieving key clinical, regulatory, commercial, operational, strategic and financial objectives.

•	Equity Awards. We use stock options and restricted shares to reward long-term performance. These equity awards are intended to provide significant incentive value for each executive officer if the Company performance is outstanding and the Company achieves its long-term goals to align executive compensation with long-term shareholder interests.

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

Compensation Policies and Process

The Compensation Committee has oversight of our compensation philosophy and programs and annually reviews and recommends all compensation decisions relating to our Chief Executive Officer, our Named Executive Officers and all other executive officers of the Company. The Chief Executive Officer provides specific information to the committee relative to the performance of the other members of the executive management team. However, the Chief Executive Officer is always excused from the Compensation Committee meetings when his compensation or employment is discussed. The Compensation Committee considers any recommendations by the Chief Executive Officer; however, the committee recommends final compensation for all executives. All compensation decisions are assessed within the framework of the Company’s financial position and general economic conditions. Our Board typically reviews and approves the compensation decisions made by the Compensation Committee.

Our Compensation Committee has engaged the Radford Consulting (“Radford”), an Aon Hewitt company specializing in executive compensation, as its independent compensation consultant. In connection with the Compensation Committee’s executive compensation decisions for 2017, Radford reviewed and advised on principal aspects of our executive compensation program and performed the following services:

•	conducted a competitive assessment of the Company’s then current executive compensation arrangements, including analyzing peer group proxy statements, compensation survey data, and other publicly available data;

•	provided recommendations on the composition of the Company’s peer group; and

•	reviewed and advised on equity compensation and on industry best practices.

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

Peer Group

In an effort to provide competitive total compensation to our executive officers, the Compensation Committee approved a group of comparable companies as our peer group as recommended by Radford. The peer group was selected on the basis of similarity to the Company on the following criteria: business comparability, stage of product development and commercialization, number of employees, market capitalization and revenue. The following companies were identified as our “peer group” for 2017:

2017 Peer Group

Acorda Therapeutics	INSYS Therapeutics
AMAG Pharmaceuticals, Inc.	Momenta Pharmaceuticals, Inc.
Amarin Corporation	Pacira Pharmaceuticals
ANI Pharmaceuticals	PTC Therapeutics, Inc.
Arena Pharmaceuticals, Inc.	Recro Pharma
BioCryst Pharmaceuticals, Inc.	Retrophin, Inc.
BioDelivery Sciences	Spectrum Pharmaceuticals, Inc.
DepoMed Inc.	Sucampo Pharmaceuticals
Eagle Pharmaceuticals, Inc.	Supernus Pharmaceuticals, Inc.
ImmunoGen, Inc.	Vanda Pharmaceuticals, Inc.

Base Salary

The Company provides base salaries to attract and retain executives with the proper experiences and skill sets required to assist us in achieving our specific business objectives, as well as our future growth and success. Base salaries provide a guaranteed base level of compensation that reflects a belief that base salary for senior executive officers should be targeted at market-competitive levels. Base salaries for a particular fiscal year are generally established at the end of the prior year. In establishing the base salaries for 2017, the Compensation Committee considered each Named Executive Officer’s role and level of responsibility at the Company, recent individual performance, perceived impact on Company results and overall Company performance. Based on the peer group and other market data presented by Radford, the Compensation Committee noted that the base salaries of our Named Executive Officers are currently positioned at the market 25th percentile in the aggregate. However, given our transition from a non-commercial to a commercial company, the Compensation Committee desires to implement a revised compensation program in the future designed to gradually migrate our Named Executive Officers base salaries to the 50th percentile of the base salaries paid to similarly situated officers at our peer group companies. The base salaries of our Named Executive Officers during 2016 and 2017 were as follows: Michael S. Anderson – $565,500 in 2016 and $581,946 in 2017, an increase of 3.0%; Gregory J. Divis (who joined the Company in January 2017) – $375,000 in 2017; Michael F. Kanan – $325,000 in 2016 and $357,500 in 2017, an increase of 10.0%; Phillandas T. Thompson – $297,052 in 2016 and $326,757 in 2017, an increase of 10.0%; and David Monteith – $283,250 in 2016 and $311,575 in 2017, an increase of 10.0%.

Annual Cash Incentive

The goal of the annual cash incentive program in 2017 was to align a meaningful portion of the total compensation potential for the Named Executive Officers to the achievement of specified quantitative and qualitative Company performance targets, as well as individual performance targets. The achievement of these targets advances the Company’s specific business objectives and result in long-term shareholder value. The target levels of the annual cash incentive awards were established as part of the Named Executive Officer’s individual employment agreements. Each of these employment agreements provide that the Named Executive Officer will receive an annual cash incentive award determined at the discretion of the Compensation Committee and the Board based on the Company’s performance against its objectives and individualized objective and subjective criteria, with a target award amount equal to a percentage of the Named Executive Officer’s base salary. The award criteria include specific objectives, relating to the achievement of clinical, regulatory, commercial, business and/or financial milestones.

Our approved 2017 corporate goals consisted of:

•	generate target $175 million in revenues and $38 million of adjusted operating income, and $18 million of adjusted operating cash flow;

•	advance the sodium oxybate clinical program, focusing on patient enrollment numbers and the scale up and manufacture of registration stability batches;

•	complete acquisition or licensing opportunities to increase sales on an annualized basis equal to $50 million;

•	advance the Company’s internal development pipeline; and

•	achieve profitable sales level of the pediatric products.

The Compensation Committee determined that the Company’s corporate performance score was 84.5% for 2017 based solely on the Compensation Committee’s assessment of the Company’s level of achievement against the approved 2017 corporate performance goals set forth above.

Chief Executive Officer. The Compensation Committee awarded an annual cash incentive with respect to 2017 for our Chief Executive Officer in the amount of $279,334. Such amount was determined by the Committee in December 2017 based on an assessment of the factors listed above and other factors including:

•	the Company’s achievement with respect to pre-established Company financial and strategic objectives, which included: (i) achievement of a revenue target, (ii) achievement of meaningful business development in completing a company acquisition, (iii) successful completion of action plan to reincorporate to Ireland, and (iv) achievement of the Company’s readiness to implement its new identity; and

•	achievement of individual performance targets that were pre-established, which included recruitment of key members of our management team, as well as providing overall leadership and vision for our management team to execute upon.

Other Named Executive Officers. The process for determining the annual cash incentive for our other Named Executive Officers, is generally similar to what is described above with respect to our Chief Executive Officer. For 2017, the Compensation Committee took into account the Company’s performance with respect to the financial and strategic performance goals discussed above. The Compensation Committee assessed the individual performance of the other Named Executive Officers and also considered the recommendations of our Chief Executive Officer. The other Named Executive Officers reported directly to our Chief Executive Officer and so, the Compensation Committee believes, the Chief Executive Officer was in a position to provide a meaningful assessment of their capabilities and contributions to the Company.

The Compensation Committee determined 2017 annual cash incentives for the other Named Executive Officers in the following amounts: Gregory J. Divis – $158,438; Michael F. Kanan – $120,835; Phillandas T. Thompson – $110,444; and David Monteith – $99,081.

Equity Compensation

The Compensation Committee believes that equity compensation awards help to align the interests of our executive officers with those of shareholders because the value of the equity awards to the recipient increases only with the appreciation of the price of our ordinary shares. Furthermore, the Compensation Committee believes granting equity awards that vest over time encourages executives to remain with the Company. The authority to grant equity awards to our executive officers lies with the Compensation Committee and Board. The Compensation Committee takes into consideration the peer group data provided by Radford and the recommendations of our Chief Executive Officer (other than for himself). Generally, the Compensation Committee has granted stock options to our executive officers upon commencement of their employment with the Company. These initial stock options vest over a four year period and are in connection with the executive officer’s employment agreement. At least annually, typically in December, the Compensation Committee considers annual equity awards for our executive officers. These awards consist of both stock options and restricted shares.

In determining the number of stock options and restricted shares to grant to a particular Named Executive Officer, the Compensation Committee takes into account numerous factors, including: the executive’s role and level of responsibility within the Company, the Company’s performance with respect to the financial and strategic goals and objectives for that year, and comparative peer group data as presented by Radford. The Compensation Committee has not adopted any formal policies or guidelines for determining the allocation of stock options versus restricted shares. However, in general, the Compensation Committee will recommend a mix of equity awards more weighted towards stock options than restricted shares principally because the Compensation Committee recognizes that restricted shares provide immediate value to recipients upon vesting and therefore involve less risk than stock options. In 2017, the Compensation Committee awarded the following restricted shares under the Company’s Omnibus Incentive Compensation Plan: 25,000 to the Chief Executive Officer; 22,500 to Gregory J. Divis; 18,000 to Michael F. Kanan; 18,000 to Phillandas T. Thompson; and 15,000 to David Monteith.

In 2017, the Compensation Committee awarded the Chief Executive Officer stock options to purchase 150,000 ordinary shares at an exercise price of $8.95, and awarded to the other Named Executive Officers stock options to purchase the following numbers of ordinary shares each at an exercise price of $8.95 per share: 100,000 to Gregory J. Divis, 80,000 to Michael F. Kanan, 80,000 to Phillandas T. Thompson; and 60,000 to David Monteith. All of the foregoing stock options will vest in equal amounts over a four-year period following the award date.

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

General Employee Benefits

Avadel offers competitive health, dental and life insurance and vacation pay, generally for all employees. The senior executives are eligible to participate in all of the above programs. In addition, the senior executives are eligible to receive matching 401(k) plan contributions on the same basis as other employees.

Severance and Change-in-Control Benefits

Pursuant to employment agreements, each of our Named Executive Officers has a provision in his or her employment agreement with the Company that entitles such Named Executive Officer to certain specified benefits in the event of termination of their employment under specified circumstances, including termination following a change in control of the Company. These benefits are described in the “Employment Agreement” section below, and certain estimates of these severance and change-in-control benefits are provided in “Estimated Payments Upon Termination or Change in Control” below.

Retirement Benefits

The Company believes that offering competitive retirement benefits is important to attract and retain top executives. The Company’s U.S.-based executives participate in a traditional defined contribution 401(k) plan. For our Company’s 401(k) plan, the Company generally contributed approximately $10,800 to each eligible executive’s 401(k) account during 2017, which was the maximum contribution match allowable under the Company’s 401(k) Plan, provided the participant contributed the maximum in order to receive the maximum match and contributed based off of $270,000 of wages, the maximum allowable under the IRS limits.

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

Our compensation arrangements for executive officers, including our Named Executive Officers, do not provide tax gross-ups for any type of payments, including payments for severance or in connection with a change of control.

Securities Trading Policy

The Company has a policy that prohibits executive officers and directors from trading in the Company’s securities while aware of material non-public information, or engaging in hedging transactions or short sales and trading in “puts” and “calls” involving the Company’s securities. This policy is described in our Standards of Business Conduct, which may be viewed on our website at www.Avadel.com in the “Investors” section. In addition, executive officers and directors are prohibited from pledging the Company’s securities.

2017 Compensation of Named Executives Officers

Summary Compensation Table

The following table sets forth the compensation paid or accrued during the fiscal years ended December 31, 2017, 2016 and 2015 to our Named Executive Officers:

				Equity-based Incentive Plan Compensation
Name and Principal Position	Year	Base Salary ($) (1)	Bonus ($)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	All Other Compensation ($) (5)	Total Compensation ($)

Michael S. Anderson	2017	581,946	-	223,750	757,500	279,334	18,891	1,861,421
Chief Executive	2016	565,500	-	991,500	1,180,000	330,525	18,447	3,085,972
Officer	2015	550,000	-	-	1,664,000	250,000	20,627	2,484,627

Gregory J. Divis	2017	375,000		201,375	505,000	158,438	22,800	1,262,613
Executive Vice President,	2016	-	-	-	885,000	-	-	885,000
Chief Operating Officer	2015	-	-	-	-	-	-	-

Michael F. Kanan	2017	357,500	-	161,100	404,000	120,835	22,800	1,066,235
Senior Vice President	2016	325,000	-	187,200	590,000	126,750	22,600	1,251,550
and Chief Financial Officer	2015	33,854	-	-	935,000	-	-	968,854

Phillandas T. Thompson	2017	326,757	-	161,100	404,000	110,444	19,800	1,022,101
Senior Vice President,	2016	297,052	-	459,000	590,000	115,850	19,600	1,481,502
General Counsel & Corporate Secretary	2015	288,400	-	-	832,000	86,520	19,600	1,226,520

David Monteith	2017	311,575		134,250	303,000	99,081	10,800	858,706
Vice President of	2016	283,250	-	359,850	442,500	110,467	10,600	1,206,667
Research & Development	2015	275,000	-	-	291,200	84,915	-	651,115

(1)	Represents salaries before any employee contributions under our 401(k) Plan.

(2)	Stock awards represent equity compensation for meeting Company and personal performance targets or for having signed an employment contract with the Company. Represents the grant date fair value computed by us for financial reporting purposes, computed in accordance with FASB ASC Topic 718. For a full description of the assumptions we use in computing these amounts, see Note 16 to our consolidated financial statements for the year ended December 31, 2017 which are included in our annual report on Form 10-K filed with the SEC on March 16, 2018.

(3)	Option awards represent equity compensation for meeting Company and personal performance targets or for having signed an employment contract with the Company. Represents the grant date fair value computed by us for financial reporting purposes, computed in accordance with FASB ASC Topic 718. For a full description of the assumptions we use in computing these amounts, see Note 16 to our consolidated financial statements for the year ended December 31, 2017 which are included in our annual report on Form 10-K filed with the SEC on March 16, 2018. The actual value a Named Executive Officer may receive depends on market prices and there can be no assurance that the amounts reflected in the Option Awards column will actually be realized. No gain to a named executive officer is possible without an appreciation in stock value after the date of grant.

(4)	Non-equity incentive plan compensation represents cash bonuses for meeting Company and personal performance targets.

(5)	See the All Other Compensation Table below.

All Other Compensation Table

The table below reflects the types and dollar amounts of perquisites, additional compensation and other personal benefits provided to the named executive officers during fiscal year 2017. For purposes of computing the dollar amounts of the items listed below, we used the actual out-of-pocket costs to us of providing the perquisite or other personal benefit to the named executive officer.

Name	Year	401K Match ($)	Car Allowance ($)	Personal Tax Preparation Fees ($)	Total All Other Compensation ($)

	2017	10,800	8,091	-	18,891
Michael S. Anderson	2016	10,600	7,847	-	18,447
	2015	10,600	6,960	3,067	20,627
	2017	10,800	12,000	-	22,800
Gregory J. Divis	2016	-	-	-	-
	2015	-	-	-	-
	2017	10,800	12,000	-	22,800
Michael F. Kanan	2016	10,600	12,000	-	22,600
	2015	-	-	-	-
	2017	10,800	9,000	-	19,800
Phillandas T. Thompson	2016	10,600	9,000	-	19,600
	2015	10,600	9,000	-	19,600
	2017	10,800	-	-	10,800
David Monteith	2016	10,600	-	-	10,600
	2015	-	-	-	-

Grants of Plan-Based Awards 2017

The following table presents information regarding grants of plan-based awards to the named executive officers during the year ended December 31, 2017:

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock or	Exercise or Base Price	Grant Date Fair Value
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (#)	of Option Awards	of Award ($)

Michael S. Anderson	12/12/2017	-	349,168	-	-	25,000	-	150,000	$8.95	757,500
Gregory J. Divis	12/12/2017	-	187,500	-	-	22,500	-	100,000	$8.95	505,000
Michael F. Kanan	12/12/2017	-	143,000	-	-	18,000	-	80,000	$8.95	404,000
Phillandas T. Thompson	12/12/2017	-	130,703	-	-	18,000	-	80,000	$8.95	404,000
David Monteith	12/12/2017	-	124,630	-	-	15,000	-	60,000	$8.95	303,000

(1)	The Compensation Committee has not established thresholds or maximum levels associated with non-equity and equity incentive plan awards.

The following table sets forth specified information concerning stock options stock awards for each of the named executive officers outstanding as of December 31, 2017:

		Outstanding Equity Awards at Fiscal Year-End 2017
		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (2)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)

Michael S. Anderson	3/12/2012	275,000	-	6.93	3/12/2022	-	-
	2/1/2013	80,500	-	4.07	2/1/2023	-	-
	12/11/2014	150,000	50,000	16.30	12/11/2024	-	-
	12/11/2014	-	-	-	-	50,000	410,000
	12/10/2015	100,000	100,000	14.35	12/10/2025	-	-
	8/10/2016	-	-	-	-	50,000	410,000
	12/14/2016	50,000	150,000	10.40	12/14/2026	-	-
	12/14/2016	-	-	-	-	30,000	246,000
	12/12/2017	-	150,000	8.95	12/12/2027		-
	12/12/2017	-	-	-	-	25,000	205,000
Gregory J. Divis	12/14/2016	37,500	112,500	10.40	12/14/2026	-	-
	12/12/2017	-	100,000	8.95	12/12/2027	-	-
	12/12/2017	-	-	-	-	22,500	184,500
Michael F. Kanan	10/28/2015	50,000	50,000	16.21	10/28/2025	-	-
	12/14/2016	25,000	75,000	10.40	12/14/2026	-	-
	12/14/2016	-	-	-	-	18,000	147,600
	12/12/2017	-	80,000	8.95	12/12/2027	-	-
	12/12/2017	-	-	-	-	18,000	147,600
Phillandas T. Thompson	12/12/2013	100,000	-	7.36	12/12/2023	-	-
	12/11/2014	71,250	23,750	16.30	12/11/2024	-	-
	12/11/2014	-	-	-	-	10,000	82,000
	12/10/2015	50,000	50,000	14.35	12/10/2025	-	-
	8/10/2016	-	-	-	-	20,000	164,000
	12/14/2016	25,000	75,000	10.40	12/14/2026	-	-
	12/14/2016	-	-	-	-	18,000	147,600
	12/12/2017	-	80,000	8.95	12/12/2027	-	-
	12/12/2017	-	-	-	-	18,000	147,600
David Monteith	12/11/2014	82,500	27,500	16.30	12/11/2024	-	-
	12/11/2014					2,500	20,500
	12/10/2015	17,500	17,500	14.35	12/10/2025	-	-
	8/10/2016	-	-	-	-	15,000	123,000
	12/14/2016	18,750	56,250	10.40	12/14/2026	-	-
	12/14/2016	-	-	-	-	15,000	123,000
	12/12/2017	-	60,000	8.95	12/12/2027	-	-
	12/12/2017	-	-	-	-	15,000	123,000

(1)	Options become exercisable as to 25% of the ADSs on each of the first four anniversaries after the applicable grant date.

(2)	Stock awards granted prior to 8/10/2016 become vested on the fourth anniversary of the grant date for U.S. residents. In addition, if the beneficiary remains an employee of the Company at the second anniversary of the grant date, the beneficiary may take claim to the shares on the fourth anniversary period even if the beneficiary is not employed with the Company after the second anniversary. Stock awards granted on 8/10/2016 and12/14/2016 become vested on the second anniversary of the grant date and are issued on such second anniversary even if the beneficiary is not employed with the Company subsequent to the grant date. Stock awards granted on 12/12/2017 and later become vested as to 2/3 of the grant on the second anniversary of the grant date and the remaining 1/3 of the grant on the third anniversary of the grant fate, with vesting of these restricted shares subject to the employee remaining in continuous service until the applicable anniversary of the date of grant.

Employment Agreements

We have written employment agreements with each of our Named Executive Officers. Each employment agreement provides that the individual’s employment will continue until either we or the Named Executive Officer provides written notice of termination in accordance with the terms of the agreement. In addition, each of these agreements prohibit the Named Executive Officer from disclosing confidential information and competing with us during the term of their employment with the Company and for a specified time period thereafter. The agreements also contain customary non-solicitation and non-disparagement provisions. Under the terms of their respective employment agreements, each of the Named Executive Officers is entitled to receive an annual base salary, subject to annual review, an annual cash incentive and an annual equity award, each component of which is subject to the discretion of our board.

Payments upon Termination of Employment

Pursuant to their employment agreements, each of our Named Executive Officers (other than Mr. Monteith, whose severance benefit is described below) is entitled to certain severance benefits in the event he or she terminates his or her employment for “Good Reason” or if his or her employment is terminated by the Company for any reason other than for “Cause,” including non-renewal by the Company at the end of the employment term. Upon such a termination, the Named Executive Officer (other than Mr. Monteith) is entitled to receive (1) base salary for a period of 12 months (18 months in the case of Mr. Anderson); (2) all accrued but unpaid bonuses for any completed fiscal year and vacation pay, expense reimbursement and other benefits due under any Company-provided benefit plans, policies and arrangements; and (3) payment of monthly COBRA health insurance premiums for up to 12 months (18 months in the case of Mr. Anderson).

In addition, if such a termination occurs during a Change in Control Period (as defined below), the Named Executive Officer (other than Mr. Monteith) is entitled to receive amounts provided in (1) and (3) of the above paragraph plus (i) the highest of (x) their target bonus in effect for the fiscal year in which the applicable change in control occurs, or (y) their target bonus in effect for the fiscal year in which the termination of employment occurs; or (z) their actual bonus for performance during the calendar year prior to the calendar year during which the termination of employment occurs; (ii) the amount provided in (2) of the above paragraph, as applicable; and (iii) the immediate vesting of 100% of their outstanding and unvested stock options and any other equity awards under the Company’s compensation plans. For purposes of these agreements:

•	“Good Reason” is defined as (i) the failure of the Company to timely pay to the employee any compensation owed under the agreement; (ii) the Company’s diminution in the employee’s authority, duties or responsibilities in any material respect or the Company’s assignment to the employee of duties that are materially inconsistent with the duties stated in the agreement; (iii) the relocation of the place of the employee’s employment more than sixty (60) miles outside the greater St. Louis metropolitan area; (iv) a material breach by the Company of the agreement; or (v) the failure of the Company to have the agreement assumed in full by any successor in the case of any merger, consolidation, or sale of all or substantially all of the assets of the Company.

•	“Cause” means: (i) conviction of or plea of nolo contendere to a felony or crime involving moral turpitude; (ii) fraud, theft, or misappropriation of any asset or property of the Company, including, without limitation, any theft or embezzlement or any diversion of any corporate opportunity; (iii) breach of any of the material obligations contained in the agreement; (iv) conduct materially contrary to the material policies of the Company; (v) material failure to meet the goals and objectives established by the Company without cure within a reasonable period of time after written notice thereof; or (vi) conduct that results in a material detriment to the Company, its program, or goals or is inimical to the Company's reputation and interests without cure within a reasonable period of time after written notice thereof.

•	“Change of Control Period” means the period beginning six (6) months prior to, and ending eighteen (18) months following, a Change of Control.

•	“Change of Control” means the occurrence of any of the following events: (i) A change in the ownership of the Company which occurs on the date that any one person, or more than one person acting as a group (‘Person’), acquires ownership of the equity interests of the Company that, together with the stock held by such Person, constitutes more than fifty percent (50%) of the total voting power of the stock of the Company; provided, however, that for purposes of this subsection, the acquisition of additional stock by any one Person, who is considered to own more than fifty percent (50%) of the total voting power of the stock of the Company will not be considered a Change or Control; or (ii) A change in the effective control of the Company which occurs on the date that a majority of the members of the Board is replaced during any twelve (12) month period by Directors whose appointment or election is not endorsed by a majority of the members of the Board prior to the date of the appointment or election. For purposes of such definition, if any Person is considered to be in effective control of the Company, the acquisition of additional control of the Company by the same Person will not be considered a Change of Control; or (iii) A change in the ownership of a substantial portion of the Company's assets which occurs on the date that any Person acquires (or has acquired during the twelve (12) month period ending on the date of the most recent acquisition by such person or persons) assets from the Company that have a total gross fair market value equal to or more than fifty percent (50%) of the total gross fair market value of all of the assets of the Company immediately prior to such acquisition or acquisitions.

The benefits provided are designed to protect earned benefits in the case that one or more of such Named Executive Officers is terminated without cause or as a result of a change in control of the Company, in order to encourage such Named Executive Officers to act in the best interests of the shareholders at all times during the course of a change in control transaction or other significant event involving our Company.

In the employment agreement with Mr. Monteith, in the event his employment with the Company is terminated for any reason other than for cause, he is entitled to severance benefits equal to (1) base salary for a period of 12 months and (2) payment of monthly COBRA health insurance premiums for up to 12 months.

The following tables set forth information regarding potential payments that each Named Executive Officer would have received if the Named Executive Officer’s employment had terminated as of December 31, 2017 under the circumstances set forth below.

Termination Payments(1)

Name	Cash Payment ($)	Value of Benefits ($)

Michael S. Anderson	1,152,253	31,588
Gregory J. Divis	533,438	21,204
Michael F. Kanan	478,335	21,059
Phillandas T. Thompson	437,201	6,948
David Monteith	311,575	21,059

Termination Payments in Connection with a Change in Control of the Company(2)

Name	Cash Payment ($)	Value of Benefits ($)	Acceleration of Equity Awards ($)(3)

Michael S. Anderson	1,222,087	31,588	205,000
Gregory J. Divis	562,500	21,204	184,500
Michael F. Kanan	500,500	21,059	147,600
Phillandas T. Thompson	457,460	6,948	147,600
David Monteith	311,575	21,059	-

(1)	Based on the compensation arrangements with the Named Executive Officers in effect for 2018, the amounts payable in respect of an applicable termination during 2018 would be as follows: Michael Anderson - $899,106 cash payment and $20,436 value of benefits; Gregory J. Divis - $425,000 cash payment and $19,174 value of benefits; Michael F. Kanan - $386,100 cash payment and $19,724 value of benefits; Phillandas T. Thompson - $365,968 cash payment and $6,500 value of benefits; and David Monteith - $320,922 cash payment and $19,724 value of benefits.

(2)	Based on the compensation arrangements with the Named Executive Officers in effect for 2018, the amounts payable in respect of an applicable termination during a Change in Control Period during 2018 would be as follows: Michael Anderson - $1,258,748 cash payment, $20,436 value of benefits, and $175,250 in acceleration of equity awards; Gregory J. Divis - $637,500 cash payment, $19,174 value of benefits, and $157,725 in acceleration of equity awards; Michael F. Kanan - $540,540 cash payment, $19,724 value of benefits, and $126,180 in acceleration of equity awards; Phillandas T. Thompson - $512,355 cash payment, $6,500 value of benefits, and $126,180 in acceleration of equity awards; and David Monteith - $320,922 cash payment and $19,724 value of benefits.

(3)	Only option awards for which the exercise price is lower than the market value of the underlying shares are included as part of the acceleration value. Additionally, unvested restricted stock awards with employment conditions beyond the anticipated termination date are included as part of the acceleration value based on the market value of the underlying shares.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, the Compensation Committee recommended to the Board that it be included in this Form 10-K/A.

THE COMPENSATION COMMITTEE

Francis J.T. Fildes, Chairman
Christophe Navarre
Craig Stapleton
Benoit C. Van Assche

The “Compensation Committee Report” above shall not be deemed incorporated by reference by any general statement incorporating this Form 10-K/A into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

Compensation Risk Assessment

As part of its oversight of our executive compensation program, the Compensation Committee considers the impact of our executive compensation program, and the incentives created by the compensation awards that it administers, on our risk profile. In addition, we review all our compensation policies and procedures, including the incentives that they create and factors that may reduce the likelihood of excessive risk-taking, to determine whether they present a significant risk to us. The Compensation Committee concluded that our compensation programs are designed with the appropriate balance of risk and reward in relation to our overall business strategy and that the balance of compensation elements discourages excessive risk-taking. The Compensation Committee, therefore, determined that the risks arising from our compensation policies and practices for employees are not reasonably likely to have a material adverse effect on us. The Compensation Committee will continue to consider compensation risk implications while deliberating the design of our executive compensation programs. In its discussions, the Compensation Committee considered the attributes of our programs, including:

•	Appropriate pay philosophy in light of our business model;

•	Balance with respect to the mix of cash and equity compensation, and measures of performance against both annual and multi-year standards;

•	Short and long-term incentives linked to stock price performance;

•	Performance goals are set at levels that are sufficiently high to encourage strong performance and support the resulting compensation expense, but within reasonably attainable parameters to discourage pursuit of excessively risky business strategies;

•	Long-term incentives generally have multi-year vesting to ensure a long-term focus and appropriate balance against short-term goals;

•	Independent Compensation Committee oversight, with Compensation Committee discretion to reduce incentives based on subjective evaluation of individual performance; and

•	Anti hedging/pledging policies.

Equity Compensation Plan Information

The table below presents information as of December 31, 2017, with respect to our ordinary shares issuable under our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	6,754,000	(1)	12.16	(2)	2,293,147	(3)
Equity compensation plans not approved by security holders	0		0		0
Total	6,754,000	(1)	12.16	(2)	2,293,147	(3)

(1)	Includes 819,000 ordinary shares that have previously been granted as free share awards but are pending issuance upon vesting date; the beneficiary is not required to pay any exercise price upon issuance of such 819,000 shares. The remaining 5,935,000 ordinary shares are issuable pursuant to the exercise of outstanding options and warrants upon payment of the weighted-average exercise price shown in column (b) of this table.

(2)	The weighted-average exercise price shown in column (b) applies to 5,935,000 ordinary shares issuable pursuant to the exercise of outstanding options and warrants included in the total number shown in column (a) of this table. As to the 819,000 shares attributable to free share awards included in the total number shown in column (a) of this table, the beneficiary is not required to pay any exercise price upon issuance of such shares.

(3)	Represents the aggregate number of shares issuable pursuant to stock options, free share awards or non-employee director warrants that have not been granted under the authorizations approved by shareholders at our 2017 Annual General Meeting of Shareholders.

2017 Omnibus Incentive Compensation Plan

The following description of the 2017 Omnibus Incentive Compensation Plan (the “2017 Omnibus Plan”) is a summary, does not purport to be a complete description of the 2017 Omnibus Plan and is qualified in its entirety by the full text of the 2017 Omnibus Plan, the complete text of which was set forth as Annex A to the Company's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on May 1, 2017.

General

The 2017 Omnibus Plan covers the grant of awards to Avadel’s employees (including officers), non-employee consultants and non-employee directors and those of Avadel’s affiliates, except that incentive stock options may only be granted to employees (including officers) of the Company and its subsidiaries. Under the terms of the 2017 Omnibus Plan, an aggregate of 4,000,000 ordinary shares, par value $0.01 per share, will be authorized for delivery in settlement of awards (including incentive stock options).

We expect that the Compensation Committee of the Board of Directors (the “Committee”) will administer the 2017 Omnibus Plan. The Committee may delegate any or all of its administrative authority to our Chief Executive Officer or to a Management Committee except with respect to awards to executive officers who are subject to Section 16 of the Exchange Act or are covered employees subject to the deduction limits under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”). In addition, the full Board of Directors must serve as the Committee with respect to any awards to our non-employee directors, and non-employee directors may not be granted awards that taken together with any cash fees paid to such non-employee director during any calendar year exceeds $675,000 (calculating the value of the award for financial accounting purposes) (up to twice that limit for a non-executive chair of the Board of Directors or, in extraordinary circumstances, for other non-employee directors).

The ordinary shares delivered to settle awards made under the 2017 Omnibus Plan may be authorized and unissued shares or treasury shares. If any shares subject to any award granted under the 2017 Omnibus Plan (other than a substitute award) is forfeited or otherwise terminated without delivery of such shares, the shares subject to such awards will again be available for issuance under the 2017 Omnibus Plan. However, any shares that are withheld or applied as payment for shares issued upon exercise of an award or for the withholding or payment of taxes due upon exercise of the award will continue to be treated as having been delivered under the 2017 Omnibus Plan and will not again be available for grant under the 2017 Omnibus Plan. Also, upon settlement of a stock appreciation right, the number of shares underlying the portion of the stock appreciation right that is exercised shall be treated as having been delivered under the 2017 Omnibus Plan and will not again be available for grant under the 2017 Omnibus Plan.

If a dividend or other distribution (whether in cash, ordinary shares or other property), recapitalization, forward or reverse stock split, subdivision, consolidation or reduction of capital, reorganization, merger, consolidation, scheme of arrangement, split-up, spin-off or combination involving us or repurchase or exchange of our shares or other securities, or other rights to purchase shares of our securities or other similar transaction or event affects our ordinary shares such that the Committee determines that an adjustment is appropriate in order to prevent dilution or enlargement of the benefits (or potential benefits) provided to grantees under the 2017 Omnibus Plan, the Committee will make an equitable change or adjustment as it deems appropriate in the number and kind of securities subject to awards (whether or not then outstanding) and the related exercise price relating to an award.

The maximum number of ordinary shares that are subject to awards granted to any individual in a single calendar year may not exceed 1,500,000 shares (twice that limit for awards that are granted to an eligible person in the calendar year in which the eligible person first commences employment or service) (based on the highest level of performance resulting in the maximum payout). In addition, the maximum value of all awards to be settled in cash or property other than our ordinary shares that may be granted to any individual in a single calendar year may not exceed $5,000,000 million (twice that limit for awards that are granted to an eligible person in the calendar year in which the eligible person first commences employment or service) (based on the highest level of performance resulting in the maximum payout). These limitations apply to the calendar year in which the awards are granted and not the year in which such awards settle. Such annual limitations apply to dividend equivalents only if such dividend equivalents are granted separately from and not as a feature of another award.

Types of Awards

The 2017 Omnibus Plan permits the granting of any or all of the following types of awards to all grantees:

•	stock options, including incentive stock options, or ISOs;

•	stock appreciation rights, or SARs;

•	restricted stock;

•	deferred stock and restricted stock units;

•	performance units and performance shares;

•	dividend equivalents;

•	bonus shares;

•	other stock-based awards; and

•	cash incentive awards.

Generally, awards under the 2017 Omnibus Plan are granted for no consideration other than prior and future services, provided that the nominal value of any newly issued shares the subject of such grant is fully paid. Awards granted under the 2017 Omnibus Plan may, in the discretion of the Committee, be granted alone or in addition to, in tandem with or in substitution for, any other award under the 2017 Omnibus Plan or other plan of ours; provided, however, that if an SAR is granted in tandem with an ISO, the SAR and ISO must have the same grant date and term and the exercise price of the SAR may not be less than the exercise price of the ISO. The material terms of each award will be set forth in a written award agreement between the grantee and us.

Vesting conditions for any award (other than awards excluded from the minimum vesting requirement as set forth herein) that relate exclusively to the passage of time and continued employment or other service shall not be less than 36 months, with no more than thirty-three and one-third percent (33-1/3%) of the award vesting every 12 months from the date of the award, with no such award or any portion thereof eligible to vest earlier than 12 months from the date of grant of the Award. If the vesting condition for any award relates to the attainment of specified performance goals, such award shall vest over a performance period of not less than one (1) year. Notwithstanding the foregoing, awards that result in the issuance of an aggregate of up to 5% of the ordinary shares available under the 2017 Omnibus Plan may be granted without regard to such minimum vesting requirements.

Stock Options and SARs

The Committee is authorized to grant SARs and stock options (including ISOs except that an ISO may only be granted to an employee of ours or one of our subsidiary corporations). A stock option allows a grantee to purchase a specified number of our ordinary shares at a predetermined price per share (the “exercise price”) during a fixed period measured from the date of grant. An SAR entitles the grantee to receive the excess of the fair market value of a specified number of shares on the date of exercise over a predetermined exercise price per share. The exercise price of an option or an SAR will be determined by the Committee and set forth in the award agreement but the exercise price may not be less than the fair market value of an ordinary share on the grant date (110 percent of the fair market value in case of certain incentive stock options). The term of each option or SAR is determined by the Committee and set forth in the award agreement, except that the term may not exceed 10 years (5 years in case of certain incentive stock options). Options may be exercised by payment of the purchase price through one or more of the following means: payment in cash (including personal check or wire transfer), or, with the approval of the Committee, by delivering ordinary shares previously owned by the grantee, by delivery of ordinary shares acquired upon the exercise of such option or by delivering restricted shares. The Committee may also permit a grantee to pay the exercise price of an option through the sale of shares acquired upon exercise of the option through a broker-dealer to whom the grantee has delivered irrevocable instructions to deliver sales proceeds sufficient to pay the purchase price to us.

Restricted Shares

The Committee may award restricted shares consisting of ordinary shares which remain subject to a risk of forfeiture and may not be disposed of by grantees until certain restrictions established by the Committee lapse. The vesting conditions may be service-based (i.e., requiring continuous service for a specified period) or performance-based (i.e., requiring achievement of certain specified performance objectives) or both. A grantee receiving restricted shares will have all of the rights of a shareholder, including the right to vote the shares and the right to receive any dividends (generally subject to reinvestment into additional restricted shares), except as otherwise provided in the award agreement. Upon termination of the grantee’s affiliation with us during the restriction period (or, if applicable, upon the failure to satisfy the specified performance objectives during the restriction period), the restricted shares will be forfeited as provided in the award agreement.

Restricted Stock Units and Deferred Stock

The Committee may also grant restricted stock unit awards and/or deferred stock awards. A deferred stock award is the grant of a right to receive a specified number of our ordinary shares at the end of specified deferral periods or upon the occurrence of a specified event, which satisfies the requirements of Section 409A of the Internal Revenue Code. A restricted stock unit award is the grant of a right to receive a specified number of our ordinary shares (or the cash value thereof) upon lapse of a specified forfeiture condition (such as completion of a specified period of service or achievement of certain specified performance objectives). If the service condition and/or specified performance objectives are not satisfied during the restriction period, the award will lapse without the issuance of the shares underlying such award (or the cash value thereof).

Restricted stock units and deferred stock awards carry no voting or other rights associated with stock ownership. The award agreement will provide whether grantees may receive dividend equivalents with respect to restricted stock units or deferred stock, and if so, whether such dividend equivalents are distributed when credited or deemed to be reinvested in additional shares of restricted stock units or deferred stock.

Performance Units

The Committee may grant performance units, which entitle a grantee to cash or shares conditioned upon the fulfillment of certain performance conditions and other restrictions as specified by the Committee and reflected in the award agreement. The initial value of a performance unit will be determined by the Committee at the time of grant. The Committee will determine the terms and conditions of such awards, including performance and other restrictions placed on these awards, which will be reflected in the award agreement.

Performance Shares

The Committee may grant performance shares, which entitle a grantee to a certain number of ordinary shares, conditioned upon the fulfillment of certain performance conditions and other restrictions as specified by the Committee and reflected in the award agreement. The Committee will determine the terms and conditions of such awards, including performance and other restrictions placed on these awards, which will be reflected in the award agreement.

Bonus Shares

The Committee may grant fully vested ordinary shares as bonus shares or ordinary shares subject to such terms and conditions as are specified in the award agreement.

Dividend Equivalents

The Committee is authorized to grant dividend equivalents which provide a grantee the right to receive payment equal to the dividends paid on a specified number of our ordinary shares. Dividend equivalents may be paid directly to grantees or may be deferred for later delivery under the 2017 Omnibus Plan. If deferred such dividend equivalents may be credited with interest or may be deemed to be invested in our ordinary shares or in other property. No dividend equivalents may be granted in conjunction with any grant of stock options or SARs.

Cash Incentive Awards

The Committee may grant cash incentive awards to any eligible person in such amounts and upon such terms, including the achievement of specific performance goals during the applicable performance period, as the Committee may determine. An eligible person may have more than one cash incentive award outstanding at any time. For instance, the Committee may grant an eligible employee one cash incentive award with a calendar year performance period as an annual incentive bonus and a separate cash incentive award with a multi-year performance period as a long-term cash incentive bonus.

The Committee shall establish performance goals applicable to each cash incentive award in its discretion and the amount that will be paid to the grantee pursuant to such cash incentive award if the applicable performance goals for the performance period are met. If an eligible person earns the right to receive a payment with respect to a cash incentive award, such payment will be made in cash in accordance with the terms of the award agreement. If the award agreement does not specify a payment date with respect to a cash incentive award, payment of the cash incentive award will be made no later than the 15th day of the third month following the end of the taxable year of the grantee or our fiscal year during which the performance period ends.

Other Stock-Based Awards

In order to enable us to respond to material developments in the area of taxes and other legislation and regulations and interpretations thereof, and to trends in executive compensation practices, the 2017 Omnibus Plan authorizes the Committee to grant awards that are valued in whole or in part by reference to or otherwise based on our securities. The Committee determines the terms and conditions of such awards, including consideration paid for awards granted as share purchase rights and whether awards are paid in shares or cash.

Performance-Based Awards

The Committee may require satisfaction of pre-established performance goals, consisting of one or more business criteria and a targeted performance level with respect to such criteria, as a condition of awards being granted or becoming exercisable or payable under the 2017 Omnibus Plan, or as a condition to accelerating the timing of such events. The Committee has the discretion to adjust the determinations of the degree of attainment of the pre-established performance goals.

The 2017 Omnibus Plan permits the grant of awards that are intended to constitute qualified performance-based compensation that is exempt from the $1 million deduction limit under Section 162(m) of the Code. Those types of awards may be based on the following performance criteria: the attainment by an ordinary share of a specified fair market value for a specified period of time or within a specified period of time; earnings per share; earnings per share from continuing operations; total shareholder return; return on assets; return on equity; return on capital; earnings before or after taxes, interest, depreciation, and/or amortization; return on investment; interest expense; cash flow; cash flow from operations; revenues; sales; costs; assets; debt; expenses; inventory turnover; economic value added; cost of capital; operating margin; gross margin; net income before or after taxes; operating earnings either before or after interest expense and either before or after incentives or asset impairments; attainment of cost reduction goals; revenue per customer; customer turnover rate; asset impairments; financing costs; capital expenditures; working capital; strategic business criteria, consisting of one or more objectives based on meeting specified revenue, market penetration, geographic business expansion goals, objectively identified project milestones, production volume levels, cost targets, and goals relating to acquisitions or divestitures; customer satisfaction, aggregate product price and other product price measures; safety record; service reliability; debt rating; and achievement of business and operational goals, such as market share, new products, and/or business development. The Committee will certify in writing if the applicable performance conditions are achieved before payment of the award. For awards intended to comply with the performance-based exception under Section 162(m) of the Code, the Committee shall set the performance measures within the time period prescribed by Section 162(m) of the Code and no later than 90 days after the commencement of the period of service to which the awards intended to comply with the performance-based exception relate (but in no event after 25 percent of the period of service has elapsed).

Awards generally may be settled in cash, ordinary shares, other awards or other property, in the discretion of the Committee.

Change of Control

If there is a merger or consolidation of us with or into another corporation or a sale of substantially all of our ordinary shares (a “Corporate Transaction”) that results in a change in control (as defined in the 2017 Omnibus Plan), and the outstanding awards are not assumed by surviving company (or its parent company) or replaced with economically equivalent awards granted by the surviving company (or its parent company), the Committee will cancel any outstanding awards that are not vested and nonforfeitable as of the consummation of such Corporate Transaction (unless the Committee accelerates the vesting of any such awards) and with respect to any vested and nonforfeitable awards, the Committee may either (i) allow all grantees to exercise options and SARs within a reasonable period prior to the consummation of the Corporate Transaction and cancel any outstanding options or SARs that remain unexercised upon consummation of the Corporate Transaction, or (ii) cancel any or all of such outstanding awards (including options and SARs) in exchange for a payment (in cash, or in securities or other property) in an amount equal to the amount that the grantee would have received (net of the exercise price with respect to any options or SARs) if the vested awards were settled or distributed or such vested options and SARs were exercised immediately prior to the consummation of the Corporate Transaction. If an exercise price of the option or SAR exceeds the fair market value of our ordinary shares and the option or SAR is not assumed or replaced by the surviving company (or its parent company), such options and SARs will be cancelled without any payment to the grantee. If any other award is not vested immediately prior to the consummation of the Corporate Transaction, such award will be cancelled without any payment to the grantee.

Amendment to and Termination of the 2017 Omnibus Plan

The 2017 Omnibus Plan may be amended, altered, suspended, discontinued or terminated by our Board of Directors without further shareholder approval, unless such approval of an amendment or alteration is required by law or regulation or under the rules of any stock exchange or automated quotation system on which the ordinary shares are then listed or quoted. Thus, shareholder approval will not necessarily be required for amendments which might increase the cost of the 2017 Omnibus Plan. Shareholder approval will not be deemed to be required under laws or regulations that condition favorable treatment of grantees on such approval, although our Board of Directors may, in its discretion, seek shareholder approval in any circumstance in which it deems such approval advisable.

In addition, subject to the terms of the 2017 Omnibus Plan, no amendment or termination of the 2017 Omnibus Plan may materially and adversely affect the right of a grantee under any outstanding award granted under the 2017 Omnibus Plan.

Unless earlier terminated by our Board of Directors, the 2017 Omnibus Plan will terminate when no ordinary shares remain reserved and available for issuance or, if earlier, on the tenth anniversary after the adoption of the 2017 Omnibus Plan by our Board of Directors.

No Repricing

Notwithstanding any other provision of the 2017 Omnibus Plan, no Option or SAR may be amended to reduce the exercise or grant price nor cancelled in exchange for other Options or SARs with a lower exercise or grant price or ordinary shares or cash, without shareholder approval.

Miscellaneous

Each Participant in the 2017 Omnibus Plan may be bound by and subject to non-competition, confidentially and invention ownership agreements. They also remain subject to the trading window policies adopted by the Company from time to time with respect to the exercise of Options, Stock Appreciation Rights or the sale of shares of Company Stock acquired pursuant to the 2017 Omnibus Plan. A grantee shall forfeit any and all rights under an Award upon notice of termination by the Company for “Cause”, as such term is defined in the 2017 Omnibus Plan or an employment agreement, if applicable. Award agreements shall contain such other terms and conditions as the Committee may determine in its sole discretion (to the extent not inconsistent with the 2017 Omnibus Plan).

U.S. Federal Income Tax Consequences

The grant of an option or SAR will create no tax consequences for the participant or us at the time of the grant. A participant will have no taxable income upon exercise of an incentive stock option except that a participant must recognize income equal to the fair market value of the ordinary shares acquired minus the exercise price for alternative minimum tax purposes. Upon exercise of an option (other than an incentive stock option) or a SAR, a participant generally must recognize ordinary income equal to the fair market value of the ordinary shares acquired minus the exercise or grant price. Upon a disposition of shares acquired by exercise of an incentive stock option on or before the earlier of the second anniversary of the grant of such incentive stock option or the first anniversary of the exercise of such option, the participant generally must recognize ordinary income equal to the lesser of  (1) the fair market value of the shares at the date of exercise minus the exercise price or (2) the amount realized upon the disposition of the incentive stock option shares minus the exercise price. Otherwise, a participant’s disposition of shares acquired upon the exercise of an option (including an incentive stock option for which the incentive stock option holding periods are met) generally will result in only capital gain or loss. Other awards under the 2017 Omnibus Plan, including restricted stock and restricted stock units will generally result in ordinary income to the participant equal to the cash or the fair market value of the ordinary shares or other property (minus the amount, if any, paid by the participant for shares or other property) at the time such cash, ordinary shares or other property is received by the participant or the time that the substantial risk of forfeiture of such ordinary shares or other property lapses.

We are generally entitled to claim a tax deduction with respect to an award granted under the Plan when the participant recognizes ordinary income with respect to the award in an amount equal to the ordinary income that is recognized by the participant. We are not entitled to claim any tax deduction for any amount recognized by a participant as capital gains.

We are permitted to withhold from any award granted under the 2017 Omnibus Plan any required withholding taxes. Payment of withholding taxes may be made through one or more of the following means: payment in cash (including personal check or wire transfer), or, with the approval of the Committee, by delivering ordinary shares previously owned by the grantee or by delivery of ordinary shares acquired or to be acquired under the award.

Section 83(b) of the Code

A participant may elect under Section 83(b) of the Code to be taxed at the time of grant of restricted stock or other restricted property on the fair market value of the ordinary shares or other property at that time rather than to be taxed when the risk of forfeiture lapses on the value of the property at that time, and we would have a deduction available at the same time and in the same amount as the participant recognizes income. If a participant files an election under Section 83(b) of the Code and the participant subsequently forfeits the restricted shares or other restricted property, he or she would not be entitled to any tax deduction, including as a capital loss, for the value of the ordinary shares or property on which he or she previously paid tax. Except as discussed below, we generally will be entitled to a tax deduction at the time and equal to the amount recognized as ordinary income by the participant in connection with an option, stock appreciation right, or other award, but will be entitled to no tax deduction relating to amounts that represent a capital gain to a participant. Thus, we will not be entitled to any tax deduction with respect to an incentive stock option if the participant holds the shares for the incentive stock option holding periods.

Section 162(m) of the Code

Section 162(m) of the Code limits the amount of compensation we may deduct with respect to our Chief Executive Officer and each of the other three highest paid named executive officers (other than a chief financial officer) to $1 million per year. This deduction limit generally applies to companies that have any class of equity securities that is publicly held. This limitation does not apply, however, to performance-based compensation that satisfies certain requirements, including approval of the material terms of the plan by the company’s shareholders.

Section 409A of the Code

Some restricted stock units and other awards subject to deferral features may be subject to Section 409A of the Code, which regulates deferred compensation arrangements. In such cases, the timing of the settlement of the award would have to meet certain restrictions in order for the participant not to be subject to accelerated tax and a tax penalty at the time of vesting rather than at the time of settlement. One significant restriction would be a requirement that the timing of the settlement not be controlled by the participant’s exercise of discretion. If the participant is subject to accelerated tax at the time of vesting (instead of the time of settlement), our deduction would also be accelerated. If we grant awards under the 2017 Omnibus Plan that constitute deferred compensation within the meaning of Section 409A of the Code, such awards will generally be structured to comply with the applicable requirements imposed under Section 409A.

2017 Employee Stock Purchase Plan

The principal features of the Avadel Pharmaceuticals plc 2017 Avadel Employee Share Purchase Plan (hereafter, the “2017 ESPP”) are summarized below. The summary is qualified in its entirety by reference to the full text of the 2017 ESPP, a copy of which was set forth as Annex B to the Company's Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on May 1, 2017. Definitions in this summary of the 2017 ESPP are applicable only within this section.

The Company believes that the 2017 ESPP is appropriate and will offer employees an opportunity to purchase ordinary shares or ADSs directly from us at a discounted price which will help further align their interests with those of our shareholders. The 2017 ESPP will broaden employee access to our ordinary shares or ADSs by offering employees the opportunity to purchase such securities through convenient payroll deductions.

Administration

The ESPP will be administered by the Compensation Committee of the Board (the “Committee”), which may delegate its duties and powers in whole or in part as it determines appropriate. The Committee is authorized to interpret the ESPP, to establish, amend and rescind any rules and regulations relating to it and to make any other determinations that it deems necessary or desirable for the administration of the ESPP.

Eligibility; Election to Participate

Any individual who is an employee of the Company or of a subsidiary of the Company that is selected to participate in the ESPP by the Committee in its sole discretion is eligible to participate in the ESPP, unless such employee is specifically excluded from participation by the Committee (either individually or by reference to a group or category of employees). Without limiting the generality of the foregoing, the Committee may exclude from participation:

•	employees whose customary employment is 20 hours or less per week within the meaning of section 423(b)(4)(B) of the Code;

•	employees whose customary employment is for not more than 5 months in any calendar year within the meaning of section 423(b)(4)(C) of the Code;

•	employees who have been employed less than two (2) years within the meaning of Section 423(b)(4)(A) of the Code; and

•	employees who are highly compensated employees within the meaning of section 414(q) of the Code.

The Committee will set forth procedures pursuant to which eligible employees may elect to participate in a given offering period under the ESPP (which may be on different terms for different eligible employees or subgroups thereof). An “offering period” is a period of time established by the Committee from time to time not to exceed 27 months.

As of April 27, 2018, approximately 150 employees would be eligible to participate in the ESPP.

Shares Subject to the ESPP

The total number of Company ordinary shares, nominal value $0.01 per share, or ADSs representing such ordinary shares (collectively, “Shares”) which may be issued under the ESPP is 1,000,000. The Shares may consist, in whole or in part, of unissued Shares or previously issued Shares. The Committee shall determine whether any participation under the ESPP shall be with respect to ordinary shares or ADSs.

Grant of Option on Enrollment; Purchase Price

With respect to an offering period, each eligible employee who elects to participate in the ESPP (a “participant”) will be granted an option to subscribe for or purchase, as of the last date of the offering period (the “purchase date”), a number of Shares equal to the lesser of:

•	the maximum number of Shares that a participant may purchase on any given purchase date (as determined by the Committee, which, in the absence of any contrary determination, shall be 3,000 Shares); or

•	the number determined by dividing the amount accumulated in an account to which payroll deductions of a participant, or other payments made by a participant to the extent provided by the Committee, are credited (the “payroll deduction account”) during an offering period by the purchase price per Share (the “purchase price”).

The purchase price at which a Share will be issued or sold for a given offering period will be established by the Committee (and may differ among participants, as determined by the Committee in its sole discretion) but will in no event be less than 85% of the lesser of:

•	the fair market value of a Share on the offering date; or

•	the fair market value of a Share on the purchase date.

Notwithstanding the foregoing, no eligible employee may be granted an option to purchase Shares under the ESPP if, immediately after the grant of the option, such employee (and/or any other person whose Shares would be attributed to the employee) would immediately thereafter be deemed to own Shares possessing 5% or more of the total combined voting power or value of all classes of shares of the Company or any parent or subsidiary corporation within the meaning of section 423(b)(3) of the Code. For this purpose, the rules of section 424(d) of the Code will apply in determining Share ownership of an individual, and Shares which the employee may purchase under outstanding options will be treated as Shares owned by the employee. All eligible employees granted options under the ESPP shall have the same rights and privileges as required by Section 423(b)(5) of the Code.

In addition, no eligible employee may be granted an option to purchase Shares under the ESPP which permits the employee to purchase Shares under the ESPP and all similar plans of the Company or any parent or subsidiary at a rate which exceeds $25,000 of the fair market value of Shares (determined at the grant date of the option) for any calendar year in which the option is outstanding.

Payment of Purchase Price; Changes in Payroll Deductions; Issuance of Shares

Payroll deductions (to the extent permitted by applicable local law) will be made on each day that a participant is paid during an offering period. The deductions will be made at the participant’s election as a percentage of the participant’s compensation in 1% increments, from 1% up to such maximum percentage of the participant’s compensation (or maximum dollar amount) as is permitted by the Committee from time to time with respect to that offering period. The maximum percentage or dollar amount may differ among certain participants. In the absence of any contrary determination by the Committee, the maximum percentage of the participant’s compensation that may be contributed to the payroll deduction account for an offering period shall be fifteen percent (15%). For a given offering period, payroll deductions will commence on the offering date and will end on the related purchase date, unless sooner altered or terminated as provided in the ESPP. A participant’s “compensation” will be defined from time to time by the Committee in its sole discretion with respect to any option or offering period and may be defined differently for different participants for purposes of the ESPP. Except as otherwise defined by the Committee, “compensation” will (1) include a participant’s base salary or wages, in each case prior to reductions for pre-tax contributions made to a plan or salary reduction contributions to a plan excludable from income under sections 125 or 402(g) of the Code, and (2) exclude commissions, overtime, shift pay, severance pay, bonuses, retirement income, change in control payments, contingent payments, income derived from share options, share appreciation rights and other equity-based compensation and other forms of special remuneration.

Unless otherwise determined by the Committee, a participant may not change the rate of payroll deductions once an offering period has commenced. The Committee will specify procedures by which a participant may increase or decrease the rate of payroll deductions for subsequent offering periods.

All payroll deductions made with respect to a participant will be credited to the participant’s payroll deduction account and will be deposited with the general funds of the Company. To the extent permitted by applicable local law, no interest will accrue on the amounts credited to that payroll deduction account. All payroll deductions received or held by the Company may be used by it for any corporate purpose, and the Company will not be obligated to segregate these payroll deductions, to the extent permitted by applicable local law. Except to the extent provided by the Committee, a participant may not make any separate cash payments into the participant’s payroll deduction account, and payment for Shares purchased under the ESPP may not be made in any form other than by payroll deduction.

On each purchase date, the Company will apply all funds then in the participant’s payroll deduction account to purchase Shares pursuant to the option granted on the offering date for that offering period. In the event that the number of Shares to be purchased by all participants in any offering period exceeds the number of Shares then available for issuance under the ESPP, the Company will make a pro rata allocation of the remaining Shares in as uniform a manner as practicable and as the Committee, in its sole discretion, determines to be equitable, and all funds not used to purchase Shares on the purchase date will be returned, without interest (to the extent permitted by applicable local law), to the participants.

As soon as practicable following the end of each offering period, the number of Shares purchased by each participant will be deposited into an account established in the participant’s name. Unless otherwise permitted by the Committee in its sole discretion, dividends (if any) that may be declared on the Shares held in that account will be reinvested in whole or fractional Shares.

Withdrawal; Termination of Employment

Each participant may withdraw from participation in respect of an offering period under terms and conditions established by the Committee in its sole discretion. Upon a participant’s withdrawal from participation in respect of any offering period, all accumulated payroll deductions in the participant’s payroll deduction account will be returned, without interest (to the extent permitted by applicable local law), to that participant, and that participant will not be entitled to purchase any Shares on the purchase date or thereafter with respect to the offering period in effect at the time of withdrawal. The participant will be permitted to participate in subsequent offering periods pursuant to terms and conditions established by the Committee in its sole discretion. A participant will be deemed to have withdrawn from the ESPP as of the date of any hardship withdrawal from any cash or deferred arrangement within the meaning of Section 401(k) of the Code.

A participant will cease to participate in the ESPP upon the participant’s termination of employment from the Company or any participating subsidiary for any reason. All payroll deductions credited to the former participant’s payroll deduction account as of the date of termination will be:

•	in the event termination is due to a transfer to a non-participating subsidiary of the Company, applied to the purchase of Shares on the next purchase date; or

•	in the event termination is due to any other reason, returned, without interest (to the extent permitted by applicable local law), to the former participant or to the former participant’s designated beneficiary, as the case may be, and the former participant or beneficiary will have no future rights in any unexercised options under the ESPP, unless the participant again becomes an eligible employee.

The Committee will determine the extent to which any leave of absence will impact the participant’s participation in the ESPP.

Adjustments Upon Certain Events

Generally. In the event of any change in the outstanding Shares by reason of any Share dividend or split, reorganization, recapitalization, merger, consolidation, amalgamation, spin-off or combination transaction or repurchase or exchange of Shares or other corporate exchange, or any distribution to shareholders of Shares other than regular cash dividends or any transaction similar to the foregoing, the Committee in its sole discretion and without liability to any person will make such substitution or adjustment, if any, as it deems to be equitable, as to:

•	the number or kind of shares or other securities or property issued or reserved for issuance pursuant to the ESPP;

•	the number or kind of shares or other securities subject to outstanding options;

•	the purchase price; and/or

•	any other affected terms of these options.

Change in Control. In the event of a change in control (as defined in the ESPP), the Committee in its sole discretion and without liability to any person may terminate the then current offering period and take other actions, if any, as it deems necessary or desirable with respect to any option as of the date of the consummation of the change in control. For purposes of the ESPP, a “change of control” would be deemed to occur upon any of the same events that constitute a “change of control” under the Company’s 2017 Omnibus Incentive Compensation Plan described in this Form 10-K/A.

Restrictions on Transfer

Options granted under the ESPP will not be transferable or assignable by the participant other than by will or by the laws of descent and distribution.

Amendment or Termination

The ESPP will continue until the earliest to occur of the following:

•	termination of the ESPP by the Board;

•	issuance of all of the Shares reserved for issuance under the ESPP; or

•	June 27, 2027.

The Board may amend, alter or discontinue the ESPP, but no amendment, alteration or discontinuation will be made which:

•	without the approval of the shareholders of the Company, would increase the total number of Shares reserved for the purposes of the ESPP; or

•	without the consent of a participant, would materially adversely affect the rights of a participant under any option granted to the participant under the ESPP.

The Committee may amend the ESPP, however, in such manner and terminate any offering period (in whole or in part) as it deems necessary to permit the granting of options to meet the requirements of the Code or other applicable laws.

New Plan Benefits

All awards to eligible employees under the ESPP are made at the discretion of the Committee and its delegates. Therefore, the benefits and amounts that will be received or allocated under the plan are not determinable at this time. Please refer to the description of grants made to named executive officers in the last fiscal year described in the “Grants of Plan-Based Awards for Fiscal 2016” table.

Tax Withholding

The Company has the right to withhold from a participant such withholding taxes as may be required by federal, state, local or other law, or to otherwise require the participant to pay such withholding taxes. Unless the Committee specifies otherwise, a participant may elect to pay a portion or all of such withholding taxes by:

•	delivery of Shares, provided that such Shares have been held by the participant for no less than 6 months (or such other period as established from time to time by the Committee if required to avoid adverse accounting under any generally accepted accounting principles); or

•	having Shares equal to the minimum statutory withholding rate withheld by the Company from any Shares that otherwise would have been received by the participant (or such other amount as is permitted without adverse accounting).

Choice of Law

The ESPP shall be governed by the laws of the State of Delaware.

Federal Income Tax Information

The following summary briefly describes U.S. federal income tax consequences of rights under the ESPP. The summary, however, is not a detailed or complete description of all U.S. federal tax laws or regulations that may apply and does not address any local, state or other country laws. Therefore, no one should rely on this summary for individual tax compliance, planning or decisions. Participants in the ESPP should consult their own professional tax advisors concerning tax aspects of rights under the ESPP.

Generally

For eligible employees of U.S. subsidiaries, the ESPP is intended to be an “employee stock purchase plan” within the meaning of Section 423 of the Code. All payroll deductions elected by a participant under the Plan are made on an after-tax basis. No taxable income will be recognized by a participant, and no deductions will be allowable to the Company, upon either the grant or the exercise of the option granted under the ESPP. Taxable income will not be recognized until there is a sale or other disposition of the Shares acquired under the ESPP or in the event the participant should die while still owning the purchased Shares.

If the participant sells or otherwise disposes of the purchased Shares within two years after the first day of the relevant purchase period or one year after the purchase date, the participant will recognize ordinary income in the year of sale or disposition equal to the amount by which the fair market value of the Shares on the purchase date exceeded the purchase price of those Shares. If the participant sells or otherwise disposes of the purchased Shares more than two years after the first day of the relevant purchase period and more than one year after the purchase date, then the participant will recognize ordinary income in the year of sale or disposition equal to the lesser of (i) the amount by which the fair market value of the Shares on the sale or disposition date exceeded the purchase price paid for those Shares or (ii) 15% of the fair market value of the Shares on the first day of the purchase period. Any additional gain upon the disposition will be taxed as a long-term capital gain.

If the participant owns Shares acquired under Plan at the time of death, the lesser of (i) the amount by which the fair market value of the Shares on the date of death exceeds the purchase price or (ii) 15% of the fair market value of the Shares on the first day of the purchase period will constitute ordinary income in the year of death.

If the purchased Shares are sold or otherwise disposed of within two years after the first day of the relevant purchase period or one year after the purchase date, the Company will be entitled to a tax deduction in the year of such sale or disposition equal to the amount of ordinary income recognized by the participant as a result of such sale or disposition. In all other cases, no deduction will be allowed.

Code Section 409A

Section 409A of the Code generally provides rules that must be followed with respect to covered deferred compensation arrangements in order to avoid the imposition of an additional 20% tax (plus interest) upon the service provider who is entitled to receive the deferred compensation. Purchase rights that may be granted under the ESPP should not constitute “deferred compensation” within the meaning of and subject to section 409A. While the Committee intends to administer and operate the ESPP in a manner that will avoid the imposition of additional taxation under section 409A upon a participant, the Company cannot provide any assurance that additional taxation under section 409A will be avoided in all cases. In the event the Company is required to delay delivery of Shares or any other payment under the ESPP in order to avoid the imposition of an additional tax under section 409A, the Company will deliver such Shares (or make such payment) on the first day that would not result in the participant incurring any tax liability under section 409A.

Pay Ratio Disclosure

Under Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K, the Company is required to provide the ratio of the annual total compensation of Mr. Anderson, who has served as the Company’s Chief Executive Officer since March 2012, to the annual total compensation of the median employee of the Company (the “Pay Ratio Disclosure”).

For fiscal year 2017, the median annual total compensation of all employees of the Company and its consolidated subsidiaries (other than the Chief Executive Officer) was $91,470. Mr. Anderson’s annual total compensation for fiscal year 2017 for purposes of the Pay Ratio Disclosure was $1,861,421. Based on this information, for fiscal year 2017, the ratio of the compensation of the Chief Executive Officer to the median annual total compensation of all other employees was estimated to be 20 to 1.

To identify, and to determine the annual total compensation of, the median employee, we used the following methodology:

•	We collected the payroll data of all employees globally, whether employed on a full-time, part-time, temporary or seasonal basis as of December 31, 2017.

•	We annualized the compensation of all permanent full-time and part-time employees who were hired by the Company and its consolidated subsidiaries between January 1, 2017 and December 31, 2017. We applied an exchange rate as of December 31, 2017, to convert all international currencies into U.S. dollars.

•	We then identified our median employee from our employee population based on this compensation measure.

The median employee’s annual total compensation represents the amount of such employee’s compensation for fiscal year 2017 that would have been reported in the Summary Compensation Table in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K if the employee was a Named Executive Officer, and the annual total compensation of the Chief Executive Officer represents the amount reported in the “Total” column of our 2017 Summary Compensation Table on page 14 of this Form 10-K/A.

Using this methodology, we determined that the median employee was a non-exempt, full-time employee located the United States with an annual total compensation of $91,470 for fiscal year 2017, calculated in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, which includes base pay, overtime pay and the Company’s matching contribution to that employee’s 401(k) plan.

The Pay Ratio Disclosure presented above is a reasonable estimate. Because the SEC rules for identifying the median employee and calculating the pay ratio allow companies to use different methodologies, exemptions, estimates and assumptions, the Pay Ratio Disclosure may not be comparable to the pay ratio reported by other companies.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership Table

The following table sets forth certain information regarding the beneficial ownership of our issued and outstanding ordinary shares by (i) each person who is known by the Company to own beneficially more than five percent of the outstanding ordinary shares, (ii) each Named Executive Officer of the Company, (iii) each director and director nominee of the Company and (iv) all directors and executive officers as a group. Except as otherwise indicated in the footnotes below, such information is provided as of April 27, 2018. According to SEC rules, a person is the “beneficial owner” of securities if he, she or it has or shares the power to vote them or to direct their investment or has the right to acquire beneficial ownership of such securities within 60 days through the exercise of an option, warrant or right, the conversion of a security or otherwise.

Name and Address of Beneficial Owners(1)	Amount of Beneficial Ownership(2)	Percentage of Class(2)

>5% Shareholders:
Brandes Investment Partners, L.P. (3) 11988 El Camino Real, Suite 600 San Diego, CA 92130	4,808,493	13.09%
Deerfield Mgmt, L.P.(4) 780 Third Avenue New York, New York 10017	4,558,256	12.40%
Broadfin Capital, LLC(5) 300 Park Avenue, 25th Floor New York, New York 10022	2,591,721	7.05%
Perceptive Advisors LLC(6) 51 Astor Place New York, NY 10003	2,391,841	6.51%
Directors, Director Nominees and Named Executive Officers:
Craig R. Stapleton(7)	838,311	2.26%
Michael S. Anderson(8)	760,250	2.03%
Francis J.T. Fildes(9)	150,494	*
Christophe Navarre(10)	154,052	*
Peter Thornton	5,155	*
Benoit (Ben) C. Van Assche(11)	154,052	*
Gregory J. Divis(12)	48,100	*
Michael F. Kanan(13)	75,000	*
David Monteith(14)	63,750	*
Phillandas T. Thompson(15)	261,250	*
All directors and executive officers as a group (12 persons) (16)	2,645,114	7.21%

* Represents beneficial ownership of less than 1% of our outstanding ordinary shares.

(1)	Except as stated in the table above or the footnotes below, the address of the named person is c/o Avadel Pharmaceuticals plc, Block 10-1, Blanchardstown Corporate Park, Ballycoolin, Dublin 15, Ireland.

(2)	Unless otherwise stated in the footnotes to this table, we believe that each of the shareholders named in this table has sole voting and dispositive power with respect to the ordinary shares indicated as beneficially owned. Ownership percentages are based on 36,745,376 ordinary shares outstanding on April 27, 2018. The number of shares beneficially owned includes ordinary shares issuable pursuant to the exercise of stock options or warrants that are exercisable and “free shares,” if any, that will vest within 60 days of April 27, 2018. Ordinary shares issuable pursuant to the exercise of stock options or warrants that are exercisable and “free shares,” if any, that will vest within 60 days of April 27, 2018 are deemed to be outstanding and beneficially owned by the person to whom such shares are issuable for the purpose of computing the percentage ownership of that person, but they are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3)	The information in the table and in this footnote is based on a Schedule 13G/A filed with the SEC on April 9, 2018 by Brandes Investment Partners, L.P., CO-GP, LLC, Brandes Worldwide Holdings, L.P., and Glenn Carlson, each of whom shares voting power with respect to an aggregate of 4,297,456 of the Company’s ordinary shares and dispositive power with respect to an aggregate of 4,808,493 of the Company’s ordinary shares. CO-GP, LLC, Brandes Worldwide Holdings, L.P., and Glenn Carlson each disclaims beneficial ownership of such ordinary shares except to the extent of their pecuniary interest therein.

(4)

The information in the table and in this footnote is based, in part, on a Schedule 13G/A filed with the SEC on February 14, 2018 by Deerfield Mgmt, L.P., Deerfield Special Situations Fund, L.P., Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Management Company, L.P., Breaking Stick Holdings, LLC and James E. Flynn. According to the Schedule 13G/A, Deerfield Mgmt, L.P., Deerfield Management Company, L.P. and James E. Flynn share voting and dispositive power with respect to (i) an aggregate of 7,255,494 ordinary shares, consisting of (A) 1,066,299 ordinary shares held by Deerfield Special Situations Fund, L.P., of which Deerfield Mgmt, L.P. is general partner, (B) 1,346,365 ordinary shares held by Deerfield Private Design Fund II, L.P., of which Deerfield Mgmt, L.P. is general partner, and (C) 1,542,830 ordinary shares held by Deerfield Private Design International II, L.P., of which Deerfield Mgmt, L.P. is general partner, and (ii) warrants to purchase ADSs representing 3,300,000 ordinary shares held by Breaking Stick Holdings, LLC, the manager of which is Deerfield Management Company, L.P. and of which Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. are members. On February 23, 2018, Breaking Stick Holdings, LLC exercised in full warrants to purchase ADSs representing 2,200,000 ordinary shares for which the Company settled these warrants for a combination of cash and the issuance of approximately 602,762 ADSs representing 602,762 ordinary shares. On March 12, 2018, the remaining 1,100,000 warrants expired worthless. As a result, none of Deerfield Mgmt, L.P., Deerfield Special Situations Fund, L.P., Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Management Company, L.P., Breaking Stick Holdings, LLC or James E. Flynn has voting and dispositive power with respect to any warrants of the Company.

(5)	The information in the table and in this footnote is based on a Schedule 13G/A filed with the SEC on February 13, 2018 by Broadfin Capital, LLC, Broadfin Healthcare Master Fund, Ltd. and Kevin Kotler, each of whom share voting and dispositive power with respect to an aggregate of 2,591,721 of the Company’s ordinary shares. Broadfin Capital, LLC and Kevin Kotler each disclaims beneficial ownership of such ordinary shares except to the extent of their pecuniary interest therein.

(6)	The information in the table and in this footnote is based on a Schedule 13G/A filed with the SEC on February 14, 2018 by Perceptive Advisors LLC, Perceptive Life Sciences Master Fund, Ltd. and Joseph Edelman, each of whom shares voting and dispositive power with respect to an aggregate of 2,391,841 of the Company’s ordinary shares.

(7)	Includes warrants to purchase ADSs with respect to 334,898 ordinary shares.

(8)	Includes options to purchase ADSs with respect to 655,500 ordinary shares.

(9)	Includes warrants to purchase ADSs with respect to 135,494 ordinary shares.

(10)	Represents warrants to purchase ADSs with respect to 154,052 ordinary shares.

(11)	Represents warrants to purchase ADSs with respect to 154,052 ordinary shares.

(12)	Includes options to purchase ADSs with respect to 37,500 ordinary shares.

(13)	Represents options to purchase ADSs with respect to 75,000 ordinary shares.

(14)	Represents options to purchase ADSs with respect to 63,750 ordinary shares.

(15)	Includes options to purchase ADSs with respect to 246,250 ordinary shares.

(16)	Includes warrants and options to purchase ADSs with respect to 1,979,996 ordinary shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Policies and Procedures for Related Person Transactions

The Audit Committee reviews all related party transactions and similar matters to the extent required by listing standards. The Nominating and Corporate Governance Committee further assists to ensure that all such related party transactions are thoroughly reviewed on a regular basis so that such transactions are and remain at arms’ length terms, thus promoting long term shareholder value.

For purposes of related person transactions as managed by our Audit and Nominating and Corporate Governance Committees, a “related person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we (or any of our subsidiaries) were, are or will be a participant, and the amount involved exceeds $120,000 and in which any related person had, has or will have a direct or indirect interest. For purposes of determining whether a transaction is a related person transaction, the Committees rely upon Item 404 of Regulation S-K, promulgated under the Securities Exchange Act of 1934, as amended.

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

Related Party Transactions

Since January 1, 2017, there have been no transactions that would require disclosure by the Company under Item 404 of SEC Regulation S-K except as follows. In connection with our acquisition of Éclat Pharmaceuticals in March 2012, we are required to pay contingent consideration to the seller, Breaking Stick Holdings LLC, in the amount of 20% of gross profit generated by certain Éclat products. Michael S. Anderson, our Chief Executive Officer, has a 20% beneficial interest in Breaking Stick Holdings LLC, but does not have the ability to control this entity by virtue of his minority interest. During 2017, we made payments to Breaking Stick Holdings LLC pursuant to this requirement in the aggregate amount of approximately $31,600,000.

Item 14.	Principal Accountant Fees and Services.

Audit Fees

Background

In 2017, the Audit Committee approved the engagement of Deloitte & Touche LLP to serve as the Company’s independent registered public accounting firm for the fiscal year 2017, for purposes of our financial statements for filing under U.S. securities law for the year ending December 31, 2017. At the 2017 Annual General Meeting of Shareholders, the shareholders voted to ratify the selection of Deloitte & Touche LLP as the Company’s independent registered accounting firm for the fiscal year 2017.

For its fiscal year ended December 31, 2015, the Company’s independent registered public accounting firm for purposes of its financial statements for filing purposes under U.S. securities law was initially PricewaterhouseCoopers Audit (“PwC-France”). On April 15, 2016, PwC-France, informed us that PwC-France declined to stand for reappointment as the Company’s independent registered public accounting firm for SEC reporting purposes. Also, on April 15, 2016, we engaged PricewaterhouseCoopers LLP (“PwC-U.S.”) as the Company’s independent registered public accounting firm for SEC reporting purposes for the fiscal year ending December 31, 2016. On June 14, 2016, we dismissed PwC-U.S. as the Company’s independent registered public accounting firm for SEC reporting purposes. Also, on June 14, 2016, we engaged Deloitte & Touche LLP (“Deloitte”) as the Company’s independent registered public accounting firm for SEC reporting purposes for the fiscal year ending December 31, 2016. For certain additional disclosures relating to changes in the Company’s independent registered public accounting firm for purposes of its financial statements for filing purposes under U.S. securities law, please see the information set forth below under the caption “Changes in Independent Registered Public Accounting Firms for SEC Reporting Purposes.” It is not expected that any representatives of Deloitte, PwC-France or PwC-US will be present at the 2018 Annual General Meeting of Shareholders and, accordingly, no such representatives will have the opportunity to make a statement at the 2018 Annual General Meeting of Shareholders, if they desire to do so, nor, therefore, will any representative of Deloitte, PwC-France or PwC-US be available at the 2018 Annual General Meeting of Shareholders to respond to appropriate questions.

Pursuant to its charter, the Audit Committee of our Board or (as applicable) approved in advance each professional service performed by Deloitte during fiscal year 2017 and considered the possible effect of the provision of such service on the auditors’ independence. Information relating to fees paid to Deloitte is set forth in the table below.

Under the Sarbanes-Oxley Act of 2002 and the rules of the SEC promulgated thereunder, the Audit Committee is solely responsible for the selection, appointment, compensation and oversight of the work of our independent registered public accounting firm. Although submission of the appointment of an independent registered public accounting firm to shareholders for ratification is not required by law, the Board considers the appointment of our independent registered public accounting firm to be an important matter of shareholder concern and is submitting the appointment of Deloitte for ratification by our shareholders, as a matter of good corporate practice.

Independent Registered Public Accounting Firm Fees

The following table summarizes the aggregate fees of our independent registered public accounting firms, billed to us for the fiscal years ended December 31, 2017 and December 31, 2016 for audit and other services:

	Fiscal Year Ended December 31,
	2017	2016

Audit Fees	$1,510,000	$1,980,100
Audit-related Fees	-
Tax Fees	-
All Other Fees	-
Total Fees	$1,510,000	$1,980,100

Audit Fees. Audit fees include professional services rendered by public accounting firms for the audit of our annual financial statements in 2017 and 2016, including the reviews of the financial statements included in our quarterly reports on Form 10-Q. This category also includes fees for assistance with complex accounting and transactions, fees for audits provided in connection with statutory filings or services that generally only the principal auditor can reasonably provide to a client, and consents and assistance with and review of documents filed with the SEC, including services related to our 2017 public offerings of our common stock.

Audit-Related Fees. Audit-related fees consist of amounts for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not reported under “Audit Fees.”

Tax Fees. Tax fees include original and amended tax returns, studies supporting tax return amounts as may be required by Internal Revenue Service regulations, claims for refunds, assistance with tax audits and other work directly affecting or supporting the payment of taxes, planning, research and advice supporting our efforts to maximize the tax efficiency of our operations for fiscal years 2017 and 2016.

All Other Fees. All other fees are fees for products or services other than those in the above three categories.

Pre-Approval Policy

The Audit Committee has adopted a policy for the provision of audit services and permitted non-audit services by our independent registered public accounting firm. Our Chief Financial Officer has primary responsibility to the Audit Committee for administration and enforcement of this policy and for reporting non-compliance. Under the policy, our Audit Committee receives a presentation of an annual budget and plan for audit services and for any proposed audit-related, tax or other non-audit services to be performed by the independent registered public accounting firm.

Changes in Independent Registered Public Accounting Firms for SEC Reporting Purposes

Background

The following disclosures pertain to changes in independent registered public accounting firms for SEC reporting purposes which took place during 2016 with respect to our predecessor Flamel Technologies S.A., a French société anonyme (“Flamel”).  Avadel is the successor to Flamel as the result of the merger of Flamel with and into Avadel which was completed at 11:59:59 p.m., Central Europe Time, on December 31, 2016 (the “Merger”). Immediately prior to the Merger, Avadel was a wholly owned subsidiary of Flamel.  As a result of the Merger, (i) Flamel ceased to exist as a separate entity and Avadel continued as the surviving entity and assumed all of the assets and liabilities of Flamel as of the time the Merger was consummated; (ii) each of Flamel’s outstanding ordinary shares was cancelled and exchanged for one (1) newly issued Avadel ordinary share and (iii) each outstanding ADS representing a Flamel ordinary share was cancelled and exchanged one (1) ADS representing one (1) Avadel ordinary share. Thus, the Merger changed the jurisdiction of our incorporation from France to Ireland, and an ordinary share of Avadel held (either directly or represented by an ADS) immediately after the Merger continued to represent the same proportional equity interest owned by the holder of a share of Flamel immediately prior to the Merger. For SEC reporting purposes, Avadel is the successor issuer to Flamel.  Therefore, unless the context otherwise requires, for purposes of the following disclosures the “Company,” and the pronouns “we,” “us” and similar terms, refer to Flamel when describing events occurring or circumstances existing prior to the completion of the “Merger.”

Declination of PricewaterhouseCoopers Audit and Engagement of PricewaterhouseCoopers LLP

On April 15, 2016, PricewaterhouseCoopers Audit (“PwC-France”), informed us that PwC-France declined to stand for reappointment as the Company’s independent registered public accounting firm for SEC reporting purposes. Also, on April 15, 2016, we engaged PricewaterhouseCoopers LLP (“PwC-U.S.”) as the Company’s independent registered public accounting firm for SEC reporting purposes for the fiscal year ending December 31, 2016.

During the fiscal year ended December 31, 2015 and the subsequent period prior to April 15, 2016 (the date on which PwC-France declined to stand for reappointment), there were no disagreements with PwC-France on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC-France, would have caused such firm to make reference to the subject matter of the disagreements in its reports on our financial statements for any applicable period.

During the fiscal year ended December 31, 2015 and the subsequent period prior to April 15, 2016 (the date on which PwC-France declined to stand for reappointment), there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K), except as follows. In Item 9A of Company’s annual report on Form 10-K for the year ended December 31, 2015 as filed with the SEC on March 15, 2016 (the “2015 Form 10-K”), management of the Company reported on its evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2015. The 2015 Form 10-K stated that, based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2015, based on criteria in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Such conclusion was based on material weaknesses in the Company’s internal control over financial reporting as of December 31, 2015 which are described as follows: (a) lack of sufficient personnel; (b) ineffective controls over segregation of duties and restricted access for processes, including an assessment of incompatible management responsibilities relating to (i) the review, approval and documentation related to journal entries in the U.S.; (ii) the review, approval, and ongoing maintenance of third party vendor contracts and vendor payments; (iii) the cash payment process in the U.S.; and (iv) the U.S. payroll process; (c) lack of effective controls over the review and approval of product prices, the review and accounting for rebate arrangements under customer contracts and the use of service providers in the revenue process; (d) lack of effective controls related to quarterly and year-end income tax accounting; (e) lack of effective controls over certain information technology used in the preparation of the financial statements; (f) lack of effective controls over the financial close process; and (g) lack of an internal audit function sufficient to monitor control activities. More detailed descriptions of these material weaknesses were set forth in Item 9A of the 2015 Form 10-K.

The audit report of PwC-France included in the 2015 Form 10-K with respect to the Company’s internal control over financial reporting opined that the Company did not maintain effective internal control over financial reporting as of December 31, 2015; however, the audit report of PwC-France included in the 2015 Form 10-K with respect to the Company’s financial statements and financial statement schedule expressed an unqualified opinion on such consolidated financial statements and financial statement schedule.

The material weaknesses identified by management and described in the 2015 Form 10-K were discussed by the Company’s management and the Audit Committee with PwC-France. The Audit Committee authorized PwC-France to respond fully to the inquiries of the successor independent registered public accounting firm concerning all matters related to any audit work performed by PwC-France, including the material weaknesses referred to above.

During the fiscal year ended December 31, 2015 and the subsequent period prior to April 15, 2016 (the date of engagement of PwC-U.S.), neither the Company nor anyone on its behalf consulted PwC-U.S. regarding (i) the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and either a written report was provided to the Company or oral advice was provided that PwC-U.S. concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(v) of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

Dismissal of PricewaterhouseCoopers LLP and Engagement of Deloitte & Touche LLP

On June 14, 2016, we dismissed PwC-U.S. as the Company’s independent registered public accounting firm for SEC reporting purposes. The decision to dismiss PwC-U.S. as the Company’s independent registered public accounting firm was approved by both the Company’s Audit Committee and the Company’s Board of Directors. Also, on June 14, 2016, we engaged Deloitte & Touche LLP (“Deloitte”) as the Company’s independent registered public accounting firm for SEC reporting purposes for the fiscal year ending December 31, 2016.

Because PwC-U.S. had been engaged as the Company’s independent registered public accounting firm on April 15, 2016, such firm did not issue a report on the financial statements of the Company for any fiscal year prior to such date. During the period since April 15, 2016 (the date on which PwC-U.S. was engaged as the Company’s independent registered public accounting firm) through June 14, 2016 (the date of dismissal of PwC-U.S.), there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K), except as follows. In Part I, Item 4 of the Company’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2016, as filed with the SEC on May 10, 2016 (the “First Quarter 2016 Form 10-Q”), management of the Company reported on its evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2016, the end of the period covered by the First Quarter 2016 Form 10-Q. The First Quarter 2016 Form 10-Q stated that, based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, the Company’s disclosure controls and procedures were not effective because the material weaknesses in the Company’s internal control over financial reporting described above under the caption“– Changes in Independent Registered Public Accounting Firms for SEC Reporting Purposes – Declination of PricewaterhouseCoopers Audit and Engagement of PricewaterhouseCoopers LLP” continued to exist as of March 31, 2016. More detailed descriptions of these material weaknesses were set forth in Item 9A of the 2015 Form 10-K.

During the fiscal year ended December 31, 2015 and the subsequent period prior to June 14, 2016 (the date of dismissal of PwC-U.S.), there were no disagreements with PwC-U.S. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC-U.S., would have caused such firm to make reference to the subject matter of the disagreements in its reports on our financial statements for any applicable period.

The material weaknesses identified by management and described in the 2015 Form 10-K and referenced in the First Quarter Form 2016 10-Q were discussed by the Company’s management and the Audit Committee with PwC-U.S. The Audit Committee authorized PwC-U.S. to respond fully to the inquiries of the successor independent registered public accounting firm concerning all matters related to any audit work performed by PwC-U.S., including the material weaknesses referred to above.

During the fiscal year ended December 31, 2015 and the interim period of 2016 prior to June 14, 2016 (the date of engagement of Deloitte), neither the Company nor anyone on its behalf consulted Deloitte regarding (i) the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and either a written report was provided to the Company or oral advice was provided that Deloitte concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(v) of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

Remediation of Previously Reported Material Weaknesses

As described above, the Company previously reported material weaknesses in its 2015 Form 10-K. As more fully described in our annual report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on March 16, 2018, we identified and implemented additional processes, procedures and controls to improve the effectiveness of our internal control over financial reporting and disclosure controls and procedures. We regularly reviewed our progress toward remediating the previously reported material weaknesses with our audit committee during 2016 and 2017. Leading this remediation process was our Senior Vice President and Chief Financial Officer and our Chief Accounting Officer. Assisting management with the remediation process was a nationally recognized consulting firm who, under the direction of management, created and enhanced controls documentation, assisted management in the implementation of improvements or changes to the existing internal control structure and tested such processes, procedures and controls to support management’s conclusions surrounding the design and operating effectiveness of management’s internal controls over financial reporting. As of December 31, 2017, management evaluated the design and operational effectiveness of all our remediation activities and concluded that we have sufficient evidence that the processes and controls relating to all areas where we previously reported material weaknesses have been adequately designed and were operating effectively. As a result, management has concluded that all previously reported material weaknesses have been remediated as of December 31, 2017.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

1.	Financial Statements

See Item 8 - Financial Statements and Supplementary Data of Part II of the Company’ Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 16, 2018.

2.	Financial Statement Schedules

See below for Schedule II: Valuation and Qualifying Accounts. All other schedules are omitted as they are not applicable, not required or the information is included in the consolidated financial statements or related notes to the consolidated financial statements.

Schedule II

Valuation and Qualifying Accounts

(In thousands)

Deferred Tax Asset Valuation Allowance:	Balance, Beginning of Period	Additions (a)	Deductions (b)	Other Changes (c)	Balance, End of Period
2017	$7,599	$391	$(664)	$8,028	$15,354
2016	$45,516	$6,873	$(42,417)	$(2,373)	$7,599
2015	57,980	4,312	(11,737)	(5,039)	45,516

a.	Additions to the deferred tax asset valuation allowance relate to movements on certain French, Irish and U.S. deferred tax assets where we continue to maintain a valuation allowance until sufficient positive evidence exists to support reversal.

b.	Deductions to the deferred tax asset valuation allowance include movements relating to utilization and removal of net operating losses and tax credit carryforwards, release in valuation allowance and other movements including adjustments following finalization of tax returns.

c.	Other changes to the deferred tax asset valuation allowance including currency translation adjustments recorded directly in equity and account method changes.

3.	Exhibits required by Item 601 of Regulation S-K

The information required by this Section (a)(3) of Item 15 is set forth on the exhibit index that follows the Signatures page of this Form 10-K.

Index to Exhibits

Exhibit Number	Exhibit Description

3.1	Constitution (containing the Memorandum and Articles of Association) of Avadel Pharmaceuticals plc (incorporated by reference to Appendix 15 of Exhibit 2.1 to the registrant’s current report on Form 8-K, filed on July 1, 2016)

4.1	Guaranty dated January 1, 2017 by Avadel Pharmaceuticals plc in favor of Breaking Stick Holdings, LLC (f/k/a Éclat Holdings, LLC) with respect to obligations under the Note Agreement filed as Exhibit 4.1 (incorporated by reference to Exhibit 4.1 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 28, 2017)

4.2	Warrant to purchase 1,100,000 American Depositary Shares, each representing one ordinary share of Avadel Pharmaceuticals plc (incorporated by reference to Exhibit 4.1 to the registrant’s Post-Effective Amendment No. 2 to Form F-3 registration statement (No. 333-183961) on Form S-3, filed on January 6, 2017)

4.3	Warrant to purchase 2,200,000 American Depositary Shares, each representing one ordinary share of Avadel Pharmaceuticals plc (incorporated by reference to Exhibit 4.2 to the registrant’s Post-Effective Amendment No. 2 to Form F-3 registration statement (No. 333-183961) on Form S-3, filed on January 6, 2017)

10.1	Deposit Agreement dated as of January 3, 2017 among Avadel Pharmaceuticals plc, The Bank of New York, as Depositary, and holders from time to time of American Depositary Shares issued thereunder (including as an exhibit the form of American Depositary Receipt) (incorporated by reference to Exhibit 1.1 to the registrant’s current report on Form 8-K12B, filed on January 4, 2017 and amended January 6, 2017)

10.2*	Note Agreement among Flamel Technologies S.A., Flamel U.S. Holdings, Inc. and Éclat Holdings, LLC dated March 13, 2012 (incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 6-K, filed on March 21, 2012)

10.3	Registration Rights Agreement between Flamel Technologies S.A. and Éclat Holdings, LLC dated March 13, 2012 (incorporated by reference to Exhibit 4.5 to the registrant’s current report on Form 6-K, filed on March 21, 2012)

10.4	Facility Agreement among Flamel US Holdings, Inc., Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. dated December 31, 2012 (incorporated by reference to Exhibit 4.7 to the registrant’s annual report on Form 20-F for the year ended December 31, 2012, filed on April 30, 2013)

10.5*	Royalty Agreement among Éclat Pharmaceuticals LLC, Horizon Santé FLML, Sarl and Deerfield Private Design Fund II, L.P. dated December 31, 2012 (incorporated by reference to Exhibit 4.8 to the registrant’s annual report on Form 20-F for the year ended December 31, 2012, filed on April 30, 2013)

10.6*	Security Agreement between Éclat Pharmaceuticals, LLC and Deerfield Private Design Fund II, L.P. and Horizon Santé FLML, Sarl dated February 4, 2013 (incorporated by reference to Exhibit 4.9 to the registrant’s annual report on Form 20-F for the year ended December 31, 2012, filed on April 30, 2013)

10.7	Broadfin Facility Agreement effective as of December 3, 2013 (incorporated by reference to Exhibit 4.9 to the registrant’s annual report on Form 20-F for the year ended December 31, 2013, filed on April 30, 2014)

10.8*	Broadfin Royalty Agreement dated as of December 3, 2013 (incorporated by reference to Exhibit 4.10 to the registrant’s annual report on Form 20-F for the year ended December 31, 2013, filed on April 30, 2014)

10.9	Asset Purchase Agreement by and among Flamel Technologies S.A. and Recipharm Pessac dated November 26, 2014 (incorporated by reference to Exhibit 4.11 to the registrant’s annual report on Form 20-F for the year ended December 31, 2014, filed on April 30, 2015)

10.10	Master Agreement on Supply of Services and Products by and between Avadel Technologies S.A. and Recipharm Pessac dated December 1, 2014 (incorporated by reference to Exhibit 4.12 to the registrant’s annual report on Form 20-F for the year ended December 31, 2014, filed on April 30, 2015)

10.11	Service Agreement by and between Flamel Technologies S.A. and Recipharm Pessac dated December 1, 2014 (incorporated by reference to Exhibit 4.13 to the registrant’s annual report on Form 20-F for the year ended December 31, 2014, filed on April 30, 2015)

10.12	Supply Agreement by and between Flamel Technologies S.A. and Recipharm Pessac dated December 1, 2014 (incorporated by reference to Exhibit 4.14 to the registrant’s annual report on Form 20-F for the year ended December 31, 2014, filed on April 30, 2015)

10.13*	Membership Interest Purchase Agreement by and among Éclat Holdings LLC, Éclat Pharmaceuticals LLC, Flamel Technologies S.A. and Flamel US Holdings Inc. dated March 13, 2012 (incorporated by reference to Exhibit 4.15 to the registrant’s annual report on Form 20-F for the year ended December 31, 2014, filed on April 30, 2015)

10.14*	Exclusive License Agreement by and between Elan Pharma International Limited and Flamel Ireland Limited dated September 30, 2015 (incorporated by reference to Exhibit 10.14 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 15, 2016)

10.15	Lease Agreement by and between Nine East, LLC and Eclat Pharmaceuticals LLC dated July 23, 2013 (incorporated by reference to Exhibit 10.15 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 15, 2016)

10.16	Lease Agreement by and between Grove II LLC and Eclat Pharmaceuticals LLC dated October 5, 2015 (incorporated by reference to Exhibit 10.16 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 15, 2016)

10.17	Lease Agreement by and between Channor Limited, Blanchardstown Corporate Park Management Limited, Flamel Ireland Limited, and Flamel Technologies S.A. dated July 3, 2015 (incorporated by reference to Exhibit 10.17 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 15, 2016)

10.18‡	Employment Agreement by and between Flamel Technologies S.A. and Sandra Hatten dated July 8, 2015 (incorporated by reference to Exhibit 10.18 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 15, 2016)

10.19‡	Employment Agreement by and between Flamel Technologies S.A. and Phillandas T. Thompson dated July 7, 2015 (incorporated by reference to Exhibit 10.19 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 15, 2016)

10.20	Membership Interest Purchase Agreement dated as of February 5, 2016 by and among James Flynn, Peter Steelman, Deerfield CSF, LLC, FSC Holding Company, LLC, FSC Therapeutics, LLC, FSC Laboratories, Inc., Flamel Technologies SA, and Flamel US Holdings, Inc. (incorporated by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 15, 2016)

10.21‡	Rules Governing the Free Share Plan - December 2014 (incorporated by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 15, 2016)

10.22‡	Rules Governing the Free Share Plan - December 2014 (incorporated by reference to Exhibit 10.22 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 15, 2016)

10.23‡	June 2015 Stock Warrant Rules (incorporated by reference to Exhibit 10.23 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 15, 2016)

10.24‡	Subscription Form of Stock Warrant (incorporated by reference to Exhibit 10.24 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 15, 2016)

10.25‡	December 2015 Stock Option Rules (incorporated by reference to Exhibit 10.25 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 15, 2016)

10.26‡	Form of Stock Option Grant Letter (incorporated by reference to Exhibit 10.26 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 15, 2016)

10.27	Common Draft Terms of Cross-Border Merger dated as of June 29, 2016 between Flamel Technologies S.A. and Avadel Pharmaceuticals Limited (subsequently renamed Avadel Pharmaceuticals plc) (incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K, filed on July 1, 2016)

10.28‡	Rules Governing the Free Share Plan - August 2016 (incorporated by reference to Exhibit 99.1 to the registrant’s Registration Statement (No. 333-213154) on Form S-8, filed on August 16, 2016)

10.29‡	August 2016 Stock Option Rules (incorporated by reference to Exhibit 99.2 to the registrant’s Registration Statement (No. 333-213154) on Form S-8, filed on August 16, 2016)

10.30‡	August 2016 Stock Warrant Rules (incorporated by reference to Exhibit 99.3 to the registrant’s Registration Statement (No. 333-213154) on Form S-8, filed on August 16, 2016)

10.31‡	Form of stock option grant letter for 2016 Stock Option Rules (incorporated by reference to Exhibit 10.31 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 28, 2017)

10.32‡	Employment Agreement by and between Avadel Pharmaceuticals plc and Gregory J. Divis, dated January 4, 2017 (incorporated by reference to Exhibit 10.32 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 28, 2017)

10.33‡	Employment Agreement by and between Avadel Management Corporation and Michael S. Anderson dated August 15, 2017 (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 9, 2017)

10.34‡	Employment Agreement by and between Avadel Management Corporation and Gregory J. Divis dated September 5, 2017 (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 9, 2017)

10.35‡	Employment Agreement by and between Avadel Management Corporation and Sandra Hatten dated August 15, 2017 (incorporated by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 9, 2017)

10.36‡	Employment Agreement by and between Avadel Management Corporation and Michael F. Kanan dated September 5, 2017 (incorporated by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 9, 2017)

10.37‡	Employment Agreement by and between Avadel Management Corporation and Phillandas T. Thompson dated August 15, 2017 (incorporated by reference to Exhibit 10.5 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 9, 2017)

10.38*	Exclusive Right of Negotiation Agreement by and between Avadel Specialty Pharmaceuticals, LLC and Serenity Pharmaceuticals, LLC dated as of August 11, 2017 (incorporated by reference to Exhibit 10.6 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 9, 2017)

10.39*	Exclusive License and Assignments Agreement by and between Avadel Specialty Pharmaceuticals, LLC and Serenity Pharmaceuticals, LLC dated as of September 1, 2017 (incorporated by reference to Exhibit 10.7 to the registrant's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2017, filed on November 17, 2017)

10.40*	Manufacturing Agreement by and between Renaissance Lakewood, LLC (formerly DPT Lakewood, LLC) and Serenity Pharmaceuticals, LLC dated as of July 14, 2014 (incorporated by reference to Exhibit 10.8A to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 9, 2017)

10.41	Renaissance Agreements Assignment and Assumption Agreement by and between Avadel Specialty Pharmaceuticals, LLC and Serenity Pharmaceuticals, LLC dated as of September 1, 2017 (incorporated by reference to Exhibit 10.8B to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 9, 2017)

10.42	Master Manufacturing Services Agreement by and between Patheon UK Limited and Éclat Pharmaceuticals L.L.C. dated as of November 8, 2012 (incorporated by reference to Exhibit 10.9 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 9, 2017)

10.43*	Asset Purchase Agreement by and among Cerecor, Inc. and Avadel Pharmaceuticals (USA), Inc., Avadel Pediatrics, Inc., FSC Therapeutics, LLC, Avadel US Holdings, Inc. and Avadel Pharmaceuticals plc dated as of February 12, 2018 (incorporated by reference to Exhibit 10.43 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 16, 2018)

10.44*	License and Development Agreement by and between Cerecor, Inc. and Flamel Ireland Limited operating under the trade name of Avadel Ireland dated as of February 16, 2018 (filed herewith)

10.45*	Guarantee by Avadel US Holdings, Inc. and Avadel Pharmaceuticals plc in favor of Deerfield CSF, LLC, Peter Steelman and James Flynn dated as of February 16, 2018 (incorporated by reference to Exhibit 10.45 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 16, 2018)

10.46*	Guarantee by Armistice Capital Master Fund, Ltd. in favor of Avadel US Holdings, Inc. dated as of February 16, 2018 (incorporated by reference to Exhibit 10.46 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 16, 2018)

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s current report on Form 8-K, filed on March 7, 2017)

14.2	Financial Integrity Policy (incorporated by reference to Exhibit 14.2 to the registrant’s current report on Form 8-K, filed on March 7, 2017)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 16, 2018)

23.1	Consent of PricewaterhouseCoopers Audit (incorporated by reference to Exhibit 23.1 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 16, 2018)

23.2	Consent of Deloitte & Touche, LLP (incorporated by reference to Exhibit 23.2 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 16, 2018)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 16, 2018)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 16, 2018)

31.3	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.4	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 16, 2018) (1)

32.2	Certification of the Principal Financial Officer pursuant to USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 16, 2018) (1)

101	Interactive Data Files (2)

* Confidential treatment has been requested for the redacted portions of this agreement. A complete copy of the agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.

‡ Management contract or compensatory plan or arrangement filed pursuant to Item 15(b) of Form 10-K.

(1) This certification accompanies the Original Form 10-K to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934 (whether made before or after the date of the Original Form 10-K, irrespective of any general incorporation language contained in such filing.

(2) Previously filed or furnished, as applicable, as an exhibit to the Original Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVADEL PHARMACEUTICALS PLC

Dated: April 30, 2018	By:	/s/ Michael S. Anderson
Name: Michael S. Anderson
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael S. Anderson	Chief Executive Office (Principal Executive Officer) and Director	April 30, 2018
Michael S. Anderson

/s/ Michael F. Kanan	Chief Financial Officer (Principal Financial Officer)	April 30, 2018
Michael F. Kanan

/s/ David P. Gusky	Corporate Controller (Principal Accounting Officer)	April 30, 2018
David P. Gusky

*	Non-Executive Chairman of the Board and Director	April 30, 2018
Craig R. Stapleton

*	Director	April 30, 2018
Peter Thornton

*	Director	April 30, 2018
Francis J.T. Fildes

*	Director	April 30, 2018
Benoit Van Assche

*	Director	April 30, 2018
Christophe Navarre

* By:	/s/ Michael S. Anderson
Michael S. Anderson as
Attorney-in-Fact

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Constitution (containing the Memorandum and Articles of Association) of Avadel Pharmaceuticals plc (incorporated by reference to Appendix 15 of Exhibit 2.1 to the registrant’s current report on Form 8-K, filed on July 1, 2016)

4.1	Guaranty dated January 1, 2017 by Avadel Pharmaceuticals plc in favor of Breaking Stick Holdings, LLC (f/k/a Éclat Holdings, LLC) with respect to obligations under the Note Agreement filed as Exhibit 4.1 (incorporated by reference to Exhibit 4.1 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 28, 2017)

4.2	Warrant to purchase 1,100,000 American Depositary Shares, each representing one ordinary share of Avadel Pharmaceuticals plc (incorporated by reference to Exhibit 4.1 to the registrant’s Post-Effective Amendment No. 2 to Form F-3 registration statement (No. 333-183961) on Form S-3, filed on January 6, 2017)

4.3	Warrant to purchase 2,200,000 American Depositary Shares, each representing one ordinary share of Avadel Pharmaceuticals plc (incorporated by reference to Exhibit 4.2 to the registrant’s Post-Effective Amendment No. 2 to Form F-3 registration statement (No. 333-183961) on Form S-3, filed on January 6, 2017)

10.1	Deposit Agreement dated as of January 3, 2017 among Avadel Pharmaceuticals plc, The Bank of New York, as Depositary, and holders from time to time of American Depositary Shares issued thereunder (including as an exhibit the form of American Depositary Receipt) (incorporated by reference to Exhibit 1.1 to the registrant’s current report on Form 8-K12B, filed on January 4, 2017 and amended January 6, 2017)

10.2*	Note Agreement among Flamel Technologies S.A., Flamel U.S. Holdings, Inc. and Éclat Holdings, LLC dated March 13, 2012 (incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 6-K, filed on March 21, 2012)

10.3	Registration Rights Agreement between Flamel Technologies S.A. and Éclat Holdings, LLC dated March 13, 2012 (incorporated by reference to Exhibit 4.5 to the registrant’s current report on Form 6-K, filed on March 21, 2012)

10.4	Facility Agreement among Flamel US Holdings, Inc., Deerfield Private Design Fund II, L.P. and Deerfield Private Design International II, L.P. dated December 31, 2012 (incorporated by reference to Exhibit 4.7 to the registrant’s annual report on Form 20-F for the year ended December 31, 2012, filed on April 30, 2013)

10.5*	Royalty Agreement among Éclat Pharmaceuticals LLC, Horizon Santé FLML, Sarl and Deerfield Private Design Fund II, L.P. dated December 31, 2012 (incorporated by reference to Exhibit 4.8 to the registrant’s annual report on Form 20-F for the year ended December 31, 2012, filed on April 30, 2013)

10.6*	Security Agreement between Éclat Pharmaceuticals, LLC and Deerfield Private Design Fund II, L.P. and Horizon Santé FLML, Sarl dated February 4, 2013 (incorporated by reference to Exhibit 4.9 to the registrant’s annual report on Form 20-F for the year ended December 31, 2012, filed on April 30, 2013)

10.7	Broadfin Facility Agreement effective as of December 3, 2013 (incorporated by reference to Exhibit 4.9 to the registrant’s annual report on Form 20-F for the year ended December 31, 2013, filed on April 30, 2014)

10.8*	Broadfin Royalty Agreement dated as of December 3, 2013 (incorporated by reference to Exhibit 4.10 to the registrant’s annual report on Form 20-F for the year ended December 31, 2013, filed on April 30, 2014)

10.9	Asset Purchase Agreement by and among Flamel Technologies S.A. and Recipharm Pessac dated November 26, 2014 (incorporated by reference to Exhibit 4.11 to the registrant’s annual report on Form 20-F for the year ended December 31, 2014, filed on April 30, 2015)

10.10	Master Agreement on Supply of Services and Products by and between Avadel Technologies S.A. and Recipharm Pessac dated December 1, 2014 (incorporated by reference to Exhibit 4.12 to the registrant’s annual report on Form 20-F for the year ended December 31, 2014, filed on April 30, 2015)

10.11	Service Agreement by and between Flamel Technologies S.A. and Recipharm Pessac dated December 1, 2014 (incorporated by reference to Exhibit 4.13 to the registrant’s annual report on Form 20-F for the year ended December 31, 2014, filed on April 30, 2015)

10.12	Supply Agreement by and between Flamel Technologies S.A. and Recipharm Pessac dated December 1, 2014 (incorporated by reference to Exhibit 4.14 to the registrant’s annual report on Form 20-F for the year ended December 31, 2014, filed on April 30, 2015)

10.13*	Membership Interest Purchase Agreement by and among Éclat Holdings LLC, Éclat Pharmaceuticals LLC, Flamel Technologies S.A. and Flamel US Holdings Inc. dated March 13, 2012 (incorporated by reference to Exhibit 4.15 to the registrant’s annual report on Form 20-F for the year ended December 31, 2014, filed on April 30, 2015)

10.14*	Exclusive License Agreement by and between Elan Pharma International Limited and Flamel Ireland Limited dated September 30, 2015 (incorporated by reference to Exhibit 10.14 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 15, 2016)

10.15	Lease Agreement by and between Nine East, LLC and Eclat Pharmaceuticals LLC dated July 23, 2013 (incorporated by reference to Exhibit 10.15 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 15, 2016)

10.16	Lease Agreement by and between Grove II LLC and Eclat Pharmaceuticals LLC dated October 5, 2015 (incorporated by reference to Exhibit 10.16 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 15, 2016)

10.17	Lease Agreement by and between Channor Limited, Blanchardstown Corporate Park Management Limited, Flamel Ireland Limited, and Flamel Technologies S.A. dated July 3, 2015 (incorporated by reference to Exhibit 10.17 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 15, 2016)

10.18‡	Employment Agreement by and between Flamel Technologies S.A. and Sandra Hatten dated July 8, 2015 (incorporated by reference to Exhibit 10.18 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 15, 2016)

10.19‡	Employment Agreement by and between Flamel Technologies S.A. and Phillandas T. Thompson dated July 7, 2015 (incorporated by reference to Exhibit 10.19 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 15, 2016)

10.20	Membership Interest Purchase Agreement dated as of February 5, 2016 by and among James Flynn, Peter Steelman, Deerfield CSF, LLC, FSC Holding Company, LLC, FSC Therapeutics, LLC, FSC Laboratories, Inc., Flamel Technologies SA, and Flamel US Holdings, Inc. (incorporated by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 15, 2016)

10.21‡	Rules Governing the Free Share Plan - December 2014 (incorporated by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 15, 2016)

10.22‡	Rules Governing the Free Share Plan - December 2014 (incorporated by reference to Exhibit 10.22 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 15, 2016)

10.23‡	June 2015 Stock Warrant Rules (incorporated by reference to Exhibit 10.23 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 15, 2016)

10.24‡	Subscription Form of Stock Warrant (incorporated by reference to Exhibit 10.24 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 15, 2016)

10.25‡	December 2015 Stock Option Rules (incorporated by reference to Exhibit 10.25 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 15, 2016)

10.26‡	Form of Stock Option Grant Letter (incorporated by reference to Exhibit 10.26 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 15, 2016)

10.27	Common Draft Terms of Cross-Border Merger dated as of June 29, 2016 between Flamel Technologies S.A. and Avadel Pharmaceuticals Limited (subsequently renamed Avadel Pharmaceuticals plc) (incorporated by reference to Exhibit 2.1 to the registrant’s current report on Form 8-K, filed on July 1, 2016)

10.28‡	Rules Governing the Free Share Plan - August 2016 (incorporated by reference to Exhibit 99.1 to the registrant’s Registration Statement (No. 333-213154) on Form S-8, filed on August 16, 2016)

10.29‡	August 2016 Stock Option Rules (incorporated by reference to Exhibit 99.2 to the registrant’s Registration Statement (No. 333-213154) on Form S-8, filed on August 16, 2016)

10.30‡	August 2016 Stock Warrant Rules (incorporated by reference to Exhibit 99.3 to the registrant’s Registration Statement (No. 333-213154) on Form S-8, filed on August 16, 2016)

10.31‡	Form of stock option grant letter for 2016 Stock Option Rules (incorporated by reference to Exhibit 10.31 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 28, 2017)

10.32‡	Employment Agreement by and between Avadel Pharmaceuticals plc and Gregory J. Divis, dated January 4, 2017 (incorporated by reference to Exhibit 10.32 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 28, 2017)

10.33‡	Employment Agreement by and between Avadel Management Corporation and Michael S. Anderson dated August 15, 2017 (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 9, 2017)

10.34‡	Employment Agreement by and between Avadel Management Corporation and Gregory J. Divis dated September 5, 2017 (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 9, 2017)

10.35‡	Employment Agreement by and between Avadel Management Corporation and Sandra Hatten dated August 15, 2017 (incorporated by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 9, 2017)

10.36‡	Employment Agreement by and between Avadel Management Corporation and Michael F. Kanan dated September 5, 2017 (incorporated by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 9, 2017)

10.37‡	Employment Agreement by and between Avadel Management Corporation and Phillandas T. Thompson dated August 15, 2017 (incorporated by reference to Exhibit 10.5 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 9, 2017)

10.38*	Exclusive Right of Negotiation Agreement by and between Avadel Specialty Pharmaceuticals, LLC and Serenity Pharmaceuticals, LLC dated as of August 11, 2017 (incorporated by reference to Exhibit 10.6 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 9, 2017)

10.39*	Exclusive License and Assignments Agreement by and between Avadel Specialty Pharmaceuticals, LLC and Serenity Pharmaceuticals, LLC dated as of September 1, 2017 (incorporated by reference to Exhibit 10.7 to the registrant's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2017, filed on November 17, 2017)

10.40*	Manufacturing Agreement by and between Renaissance Lakewood, LLC (formerly DPT Lakewood, LLC) and Serenity Pharmaceuticals, LLC dated as of July 14, 2014 (incorporated by reference to Exhibit 10.8A to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 9, 2017)

10.41	Renaissance Agreements Assignment and Assumption Agreement by and between Avadel Specialty Pharmaceuticals, LLC and Serenity Pharmaceuticals, LLC dated as of September 1, 2017 (incorporated by reference to Exhibit 10.8B to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 9, 2017)

10.42	Master Manufacturing Services Agreement by and between Patheon UK Limited and Éclat Pharmaceuticals L.L.C. dated as of November 8, 2012 (incorporated by reference to Exhibit 10.9 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 9, 2017)

10.43*	Asset Purchase Agreement by and among Cerecor, Inc. and Avadel Pharmaceuticals (USA), Inc., Avadel Pediatrics, Inc., FSC Therapeutics, LLC, Avadel US Holdings, Inc. and Avadel Pharmaceuticals plc dated as of February 12, 2018 (incorporated by reference to Exhibit 10.43 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 16, 2018)

10.44*	License and Development Agreement by and between Cerecor, Inc. and Flamel Ireland Limited operating under the trade name of Avadel Ireland dated as of February 16, 2018 (filed herewith)

10.45*	Guarantee by Avadel US Holdings, Inc. and Avadel Pharmaceuticals plc in favor of Deerfield CSF, LLC, Peter Steelman and James Flynn dated as of February 16, 2018 (incorporated by reference to Exhibit 10.45 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 16, 2018)

10.46*	Guarantee by Armistice Capital Master Fund, Ltd. in favor of Avadel US Holdings, Inc. dated as of February 16, 2018 (incorporated by reference to Exhibit 10.46 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 16, 2018)

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s current report on Form 8-K, filed on March 7, 2017)

14.2	Financial Integrity Policy (incorporated by reference to Exhibit 14.2 to the registrant’s current report on Form 8-K, filed on March 7, 2017)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 16, 2018)

23.1	Consent of PricewaterhouseCoopers Audit (incorporated by reference to Exhibit 23.1 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 16, 2018)

23.2	Consent of Deloitte & Touche, LLP (incorporated by reference to Exhibit 23.2 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 16, 2018)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 16, 2018)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 16, 2018)

31.3	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.4	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 16, 2018) (1)

32.2	Certification of the Principal Financial Officer pursuant to USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 16, 2018) (1)

101	Interactive Data Files (2)

* Confidential treatment has been requested for the redacted portions of this agreement. A complete copy of the agreement, including the redacted portions, has been filed separately with the Securities and Exchange Commission.

‡ Management contract or compensatory plan or arrangement filed pursuant to Item 15(b) of Form 10-K.

(1) This certification accompanies the Original Form 10-K to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the registrant under the Securities Act of 1933 or the Securities Exchange Act of 1934 (whether made before or after the date of the Original Form 10-K, irrespective of any general incorporation language contained in such filing.

(2) Previously filed or furnished, as applicable, as an exhibit to the Original Form 10-K.

-47-