Form 10-Q
period 2018-03-31
AVADEL PHARMACEUTICALS PLC
filed 2018-05-04
CIK 1012477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

At May 2, 2018, 36,745,376 ordinary shares, nominal value $0.01 each, of the Company were outstanding.

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

More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 16, 2018, in particular under the captions “Forward-Looking Statements” and “Risk Factors.”

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

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

AVADEL PHARMACEUTICALS PLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share data)

	Three Months Ended March 31,
	2018	2017

Revenues:
Product sales	$33,161	$51,757
License revenue	132	750
Total revenues	33,293	52,507
Operating expenses:
Cost of products	6,592	3,902
Research and development expenses	9,951	7,206
Selling, general and administrative expenses	24,487	11,812
Intangible asset amortization	1,767	564
Loss (gain) - changes in fair value of related party contingent consideration	2,968	(6,971)
Restructuring costs	153	2,653
Total operating expenses	45,918	19,166
Operating (loss) income	(12,625)	33,341
Investment income and other income (expense), net	54	821
Interest expense, net	(1,597)	(263)
Other (expense) income - changes in fair value of related party payable	(395)	550
(Loss) income before income taxes	(14,563)	34,449
Income tax (benefit) provision	(2,327)	8,539
Net (loss) income	$(12,236)	$25,910

Net (loss) income per share - basic	$(0.32)	$0.63
Net (loss) income per share - diluted	(0.32)	0.61

Weighted average number of shares outstanding - basic	38,559	41,374
Weighted average number of shares outstanding - diluted	38,559	42,810

See accompanying notes to condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended March 31,
	2018	2017

Net (loss) income	$(12,236)	$25,910
Other comprehensive income, net of tax:
Foreign currency translation gain	249	130
Net other comprehensive (loss) income, net of ($59) and $51 tax, respectively	(238)	44
Total other comprehensive income, net of tax	11	174
Total comprehensive (loss) income	$(12,225)	$26,084

See accompanying notes to condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2018	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$40,911	$16,564
Marketable securities	157,269	77,511
Accounts receivable	16,677	14,785
Inventories	5,948	6,157
Prepaid expenses and other current assets	11,128	8,958
Total current assets	231,933	123,975
Property and equipment, net	2,722	3,001
Goodwill	18,491	18,491
Intangible assets, net	72,571	92,289
Research and development tax credit receivable	5,903	5,272
Other non-current assets	20,241	10,249
Total assets	$351,861	$253,277

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$114	$111
Current portion of long-term related party payable	21,121	25,007
Accounts payable	15,906	7,477
Deferred revenue	1,884	2,007
Accrued expenses	45,948	50,926
Other current liabilities	2,212	1,011
Total current liabilities	87,185	86,539
Long-term debt, less current portion	111,724	156
Long-term related party payable, less current portion	51,646	73,918
Other non-current liabilities	14,252	7,084
Total liabilities	264,807	167,697

Shareholders’ equity:
Preferred shares, $0.01 nominal value; 50,000 shares authorized at March 31, 2018 and December 31, 2017, respectively; none issued or outstanding at March 31, 2018 and December 31, 2017, respectively	—	—
Ordinary shares, nominal value of $0.01; 500,000 shares authorized; 42,066 issued and 37,642 outstanding at March 31, 2018 and 41,463 issued and 39,346 outstanding at December 31, 2017	420	414
Treasury shares, at cost, 4,424 and 2,117 shares held at March 31, 2018 and December 31, 2017, respectively	(42,573)	(22,361)
Additional paid-in capital	427,383	393,478
Accumulated deficit	(274,921)	(262,685)
Accumulated other comprehensive loss	(23,255)	(23,266)
Total shareholders’ equity	87,054	85,580
Total liabilities and shareholders’ equity	$351,861	$253,277
 See accompanying notes to condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2018	2017

Cash flows from operating activities:
Net (loss) income	$(12,236)	$25,910
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,985	837
Loss (gain) on sale of marketable securities	662	(287)
Remeasurement of related party acquisition-related contingent consideration	2,968	(6,971)
Remeasurement of related party financing-related contingent consideration	395	(550)
Amortization of debt discount and debt issuance costs	657	—
Change in deferred tax and income tax deferred charge	(2,851)	—
Stock-based compensation expense	2,134	2,047
Other adjustments	(5)	—
Net changes in assets and liabilities
Accounts receivable	(1,891)	4,376
Inventories	(466)	(2,148)
Prepaid expenses and other current assets	(2,285)	(1,354)
Accounts payable & other current liabilities	6,374	1,456
Accrued expenses	(5,854)	2,714
Accrued income taxes	32	8,538
Earn-out payments for related party contingent consideration in excess of acquisition-date fair value	(5,790)	(7,166)
Royalty payments for related party payable in excess of original fair value	(825)	(1,003)
Other assets and liabilities	(1,012)	(1,091)
Net cash (used in) provided by operating activities	(18,008)	25,308

Cash flows from investing activities:
Purchases of property and equipment	(41)	(334)
Proceeds from sales of marketable securities	194,400	14,419
Purchases of marketable securities	(275,098)	(46,074)
Net cash used in investing activities	(80,739)	(31,989)

Cash flows from financing activities:
Earn-out payments for related party contingent consideration	(402)	(444)
Proceeds from debt issuance	143,750	—
Payments for debt issuance costs	(5,391)	—
Share repurchases	(18,000)	—
Exercise of warrants	2,911	—
Other financing activities, net	47	38
Net cash provided by (used in) financing activities	122,915	(406)

Effect of foreign currency exchange rate changes on cash and cash equivalents	179	108

Net change in cash and cash equivalents	24,347	(6,979)
Cash and cash equivalents at January 1,	16,564	39,215
Cash and cash equivalents at March 31,	$40,911	$32,236

Supplemental disclosures of cash flow information:
Interest paid	$263	$263
Income taxes paid	$90	$—

See accompanying notes to condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

NOTE 1 : Summary of Significant Accounting Policies
Nature of Operations.  Avadel Pharmaceuticals plc (“Avadel,” the “Company,” “we,” “our,” or “us”) is a branded specialty pharmaceutical company committed to providing solutions for overlooked and unmet medical needs with patient-focused, innovative products that are safe, effective and easy-to-take. We accomplish this through formulation development, by utilizing our proprietary drug delivery technology, and through in-licensing / acquiring new products.
Our current portfolio of products and product candidates focuses on the urology, central nervous system (CNS), and hospital markets. Our current marketed products include:
Akovaz® (ephedrine sulfate injection, USP), an alpha- and beta-adrenergic agonist and a norepinephrine-releasing agent that is indicated for the treatment of clinically important hypotension occurring in the setting of anesthesia.
Bloxiverz® (neostigmine methylsulfate injection), a cholinesterase inhibitor, is indicated for the reversal of the effects of non-depolarizing neuromuscular blocking agents (NMBAs) after surgery.
Vazculep® (phenylephrine hydrochloride injection), an alpha-1 adrenergic receptor agonist indicated for the treatment of clinically important hypotension resulting primarily from vasodilation in the setting of anesthesia.
Noctiva™, a vasopressin analog indicated for the treatment of nocturia due to nocturnal polyuria in adults who awaken at least two times per night to void.
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

The Company is an Irish public limited company, or plc, and is the successor to Flamel Technologies S.A., a French société anonyme (“Flamel”), as the result of the merger of Flamel with and into the Company which was completed at 11:59:59 p.m., Central Europe Time, on December 31, 2016 (the “Merger”) pursuant to the agreement between Flamel and Avadel entitled Common Draft Terms of Cross-Border Merger dated as of June 29, 2016 (the “Merger Agreement”). Immediately prior to the Merger, the Company was a wholly owned subsidiary of Flamel. As a result of the Merger Agreement:

•	Flamel ceased to exist as a separate entity and the Company continued as the surviving entity and assumed all of the assets and liabilities of Flamel.

•	our authorized share capital is $5,500 divided into 500,000 ordinary shares with a nominal value of $0.01 each and 50,000 preferred shares with a nominal value of $0.01 each.

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

Basis of Presentation. The Condensed Consolidated Balance Sheet as of December 31, 2017, which is primarily derived from the prior year 2017 audited consolidated financial statements, and the interim condensed consolidated financial statements presented herein, have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP), the requirements of Form 10-Q and Article 10 of Regulation S-X and, consequently, do not include all information or footnotes required by U.S. GAAP for complete financial statements or all the disclosures normally made in an annual report on Form 10-K. Accordingly, the condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s 2017 Annual Report on Form 10-K filed with the SEC on March 16, 2018.
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
Our results of operations for the three months ended March 31, 2017 and for the period January 1, 2018 through February 16, 2018 include the results of FSC Therapeutics and FSC Laboratories, Inc., which is also a subsidiary of the Company (collectively “FSC”), prior to its February 16, 2018 disposition date. See Note 12 : Divestiture of the Pediatric Assets, for additional information. All intercompany accounts and transactions have been eliminated.
Revenue. Revenue includes sales of pharmaceutical products, licensing fees, and, if any, milestone payments for research and development (“R&D”) achievements.
Effective January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” using the modified retrospective transition method applied to all open contracts as at December 31, 2017. The adoption of the new standard did not have a material effect on the overall timing or amount of revenue recognized when compared to prior accounting standards. See Note 3 : Revenue Recognition for expanded disclosures related to this new pronouncement.

ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC 606, an entity recognizes revenue when the performance obligations to the customer have been satisfied through the transfer of control of the goods or services. To determine the appropriate revenue recognition for arrangements that the Company believes are within the scope of ASC 606, it performs the following five steps: (i) Identify the contract(s) with a customer; (ii) Identify the performance obligations in the contract; (iii) Determine the transaction price; (iv) Allocate the transaction price to the performance obligations in the contract; and (v) Recognize revenue when (or as) the entity satisfies a performance obligation. The Company applies the five-step model to contracts only when the Company and its customer’s rights and obligations under the contract can be determined, the contract has commercial substance, and it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. For contracts that are determined to be within the scope of ASC 606, the Company identifies the promised goods or services in the contract to determine if they are separate performance obligations or if they should be bundled with other goods and services into a single performance obligation. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Product Sales and Services
The Company sells products primarily through wholesalers and considers these wholesalers to be its customers. Under ASC 606, revenue from product sales is recognized when the customer obtains control of the Company’s product, which occurs typically upon receipt by the customer. As is customary in the pharmaceutical industry, the Company’s gross product sales are subject to a variety of price deductions in arriving at reported net product sales. These adjustments include estimates of product returns, chargebacks, payment discounts, rebates, and other sales allowances and are estimated based on analysis of historical data for the product or comparable products, future expectations for such products and other judgments and analysis.

License Revenue
The Company from time to time may enter into out-licensing agreements which are within the scope of ASC 606 under which it licenses certain rights to its products or intellectual property to third parties. The terms of these arrangements typically include payment to the Company of one or more of the following: non-refundable, upfront license fees; development, regulatory, and commercial milestone payments. Each of these payments results in license revenue.

For a complete discussion of the accounting for net product revenue and license revenues, see Note 3 : Revenue Recognition.

NOTE 2 : Newly Issued Accounting Standards
In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Costs.” The standard requires the service component of pension and other postretirement benefit expense to be presented in the same statement of income lines as other employee compensation costs, however, the other components will be presented outside of operating income. In addition, only the service cost component will be eligible for capitalization in assets. The Company adopted this standard and it had an immaterial impact on our condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment.” This update eliminates step 2 from the goodwill impairment test, and requires the goodwill impairment test to be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This guidance is effective for the Company in the first calendar quarter of 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company will assess the timing of adoption and impact of this guidance to future impairment considerations.

In February 2016, the FASB issued ASU 2016-02, “Leases” which supersedes ASC 840 “Leases” and creates a new topic, ASC 842 “Leases.” This update requires lessees to recognize on their balance sheet a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier application permitted. This update will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the effect of this update on our condensed consolidated financial statements.

NOTE 3 : Revenue Recognition

The Company generates revenue primarily from the sale of pharmaceutical products to customers. The Company also generates revenue from licensing arrangements whereby the Company provides access to certain of its intellectual property.

Periods prior to January 1, 2018

Product Sales and Services

Revenue is generally realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collectibility is reasonably assured. The Company recorded revenue from product sales when title and risk of ownership transferred to the customer, which was typically upon delivery to the customer and when the selling price was determinable.

Licensing Revenues

From time to time, the Company enters into licensing agreements for the license of technology used for developing modified/controlled release of oral pharmaceutical products. Non-refundable fees where the Company had continuing performance obligations were deferred and recognized ratably over the projected performance period. Milestone payments, which were typically related to regulatory, commercial or other achievements by the Company or their licensees and distributors, were recognized as revenues when the milestone was accomplished and collection was reasonably assured.

Periods commencing January 1, 2018

Product Sales and Services

Effective January 1, 2018, the Company implemented ASC 606, Revenue From Contracts With Customers. The Company sells products primarily through wholesalers and considers these wholesalers to be its customers. Under ASC 606, revenue from product sales is recognized when the customer obtains control of the Company’s product and the Company’s performance obligations are met, which occurs typically upon receipt of delivery to the customer. As is customary in the pharmaceutical industry, the Company’s gross product sales are subject to a variety of price deductions in arriving at reported net product sales. These adjustments include estimates for product returns, chargebacks, payment discounts, rebates, and other sales allowances and are estimated when the product is delivered based on analysis of historical data for the product or comparable products, as well as future expectations for such products.

When the Company performs shipping and handling activities after the transfer of control to the customer (e.g., when control transfers prior to delivery), they are considered as fulfillment activities, and accordingly, the costs are accrued for when the related revenue is recognized. The Company determines that such services do not transfer a good/service to the customer but are considered administrative in nature to sell products to customers and accounts for such services as a fulfillment activity.

Reserves to reduce Gross Revenues to Net Revenues

Revenues from product sales are recorded at the net selling price, which includes estimates to reduce gross product sales to net product sales resulting from product returns, chargebacks, payment discounts, rebates, and other sales allowances that are offered within contracts between the Company and its customers and end users. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to the customer) or a liability (if the amount is payable to a party other than a customer). Where appropriate, these estimates take into consideration relevant factors such as the Company’s historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates to reduce gross selling price to net selling price to which it expects to be entitled based on the terms of its contracts. The actual selling price ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company adjusts these estimates, which would affect net product revenue and earnings in the period such variances become known.

Product Returns

Consistent with industry practice, the Company maintains a returns policy, that generally offers customers a right of return for product that has been purchased from the Company. The Company estimates the amount of product returns and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company currently estimates product return liabilities based on analysis of historical data for the product or comparable products, as well as future expectations for such products.

Chargebacks, Discounts and Rebates

Chargebacks, discounts and rebates represent the estimated obligations resulting from contractual commitments to sell products to its customers or end users at prices lower than the list prices charged to our wholesale customers. Customers charge the Company for the difference between the gross selling price they pay for the product and the ultimate contractual price agreed to between the Company and these end users. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and accounts receivable. Chargeback amounts are estimated at the time of sale to the customer.

Revenue from licensing arrangements

The terms of the Company’s licensing agreements may contain multiple performance obligations, including certain R&D activities. The terms of these arrangements typically include payment to the Company of one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments. Each of these payments results in license revenues.

License of Intellectual Property

If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Milestone Payments

At the inception of each arrangement which includes development milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price, if any, using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price.

Disaggregation of revenue

The Company’s primary source of revenue is from the sale of pharmaceutical products, which are equally affected by the same economic factors as it relates to the nature, amount, timing, and uncertainty of revenue and cash flows. For further detail about the Company’s revenues by product, see Note 17 : Company Operations by Product .

Contract Balances

The Company does not recognize revenue in advance of invoicing its customers and therefore has no related contract assets.

A receivable is recognized in the period the Company sells its products and when the Company’s right to consideration is unconditional. See the condensed consolidated balance sheets for the balance of accounts receivable at March 31, 2018.

See below for contract liability discussion and balance related to a license agreement.

There were no material deferred contract costs at March 31, 2018.

Transaction Price Allocated to the Remaining Performance Obligation

For product sales, the Company generally satisfies its performance obligations within the same period the product is delivered. For certain licenses of intellectual property, specifically those with performance obligations satisfied over time, the Company allocates a portion of the transaction price to that performance obligation and recognizes revenue using an appropriate measure of progress towards development of the product. At March 31, 2018, the Company had deferred revenue of $1,884 representing the unsatisfied performance obligations associated with a license agreement.

The Company has elected certain of the optional exemptions from the disclosure requirement for remaining performance obligations for specific situations in which an entity need not estimate variable consideration to recognize revenue. Accordingly, the Company applies the practical expedient in Topic 606 to its stand-alone contracts and does not disclose information about variable consideration from remaining performance obligations for which the Company recognizes revenue.

NOTE 4 : Fair Value Measurement
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
The following table summarizes the financial instruments measured at fair value on a recurring basis classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the accompanying condensed consolidated balance sheets:

	As of March 31, 2018			As of December 31, 2017
Fair Value Measurements:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Marketable securities (see Note 5)
Equity securities	$10,163	$—	$—	$468	$—	$—
Money market funds	60,059	—	—	44,481	—	—
Corporate bonds	—	41,314	—	—	9,262	—
Government securities - U.S.	—	36,777	—	—	19,050	—
Other fixed-income securities	—	8,956	—	—	4,250	—
Total assets	$70,222	$87,047	$—	$44,949	$32,562	$—

Related party payable (see Note 8)	—	—	72,767	—	—	98,925
Total liabilities	$—	$—	$72,767	$—	$—	$98,925
A review of fair value hierarchy classifications is conducted on a quarterly basis.  Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. During the periods ended March 31, 2018 and December 31, 2017, respectively, there were no transfers in and out of Level 1, 2, or 3. During the three month periods ended March 31, 2018 and 2017, respectively, we did not recognize any other-than-temporary impairment loss.
Some of the Company’s financial instruments, such as cash and cash equivalents, accounts receivable and accounts payable, are reflected in the balance sheet at carrying value, which approximates fair value due to their short-term nature.

Debt

We estimate the fair value of our $143,750 aggregate principal amount of 4.50% exchangeable senior notes due 2023 (the “2018 Notes”) based on interest rates that would be currently available to the Company for issuance of similar types of debt instruments with similar terms and remaining maturities, which is classified as a Level 2 input. As the 2018 Notes were issued and the fair value was calculated in the first quarter of 2018 and there are no other factors that would significantly cause the fair value to change, the estimated fair value of the 2018 Notes approximates its carrying value at March 31, 2018.

Additionally, the Company’s other debt is reflected in the balance sheet at carrying value, which approximates fair value, as these represent non-interest bearing grants from the French government and are repayable only if the research project is technically or commercially successful.

See Note 9 : Long-Term Debt for additional information regarding our debt obligations.

NOTE 5 : Marketable Securities
The Company has investments in available-for-sale marketable securities which are recorded at fair market value. Prior to January 1, 2018, unrealized gains and losses on all securities are recorded as other comprehensive income (loss) in shareholders’ equity, net of income tax effects.
On January 1, 2018, the Company adopted ASU 2016-01, which requires the change in the fair value of available-for-sale equity investments to be recognized in our condensed consolidated statements of income (loss) rather than as a component of our condensed consolidated statement of comprehensive income (loss). For the three months ended March 31, 2018, net unrealized losses on our available-for-sale equity investments of $298 were recorded as a component of investment income in the accompanying condensed consolidated statements of income (loss). For comparability purposes, net unrealized gains on our available-for-sale equity investments of $726 were recorded as other comprehensive income in shareholders’ equity, net of income tax effects for the three months ended March 31, 2017.
The following tables show the Company’s available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category as of March 31, 2018 and December 31, 2017, respectively:

	March 31, 2018
Marketable Securities:	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value

Equity securities	$10,461	$28	$(326)	$10,163
Money market funds	60,073	—	(14)	60,059
Corporate bonds	41,554	4	(244)	41,314
Government securities - U.S.	36,868	40	(131)	36,777
Other fixed-income securities	8,984	2	(30)	8,956
Total	$157,940	$74	$(745)	$157,269

	December 31, 2017
Marketable Securities:	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value

Equity securities	$443	$31	$(6)	$468
Money market funds	44,525	—	(44)	44,481
Corporate bonds	9,285	1	(24)	9,262
Government securities - U.S.	19,080	—	(30)	19,050
Other fixed-income securities	4,259	—	(9)	4,250
Total	$77,592	$32	$(113)	$77,511

We determine realized gains or losses on the sale of marketable securities on a specific identification method. We recognized gross realized gains of $213 and $89 for the three months ended March 31, 2018, and 2017, respectively. These realized gains were offset by realized losses of $134 and $518 for the three months ended March 31, 2018, and 2017, respectively. We reflect these gains and losses as a component of investment income in the accompanying condensed consolidated statements of income (loss).
The following table summarizes the estimated fair value of our investments in marketable debt securities, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities as of March 31, 2018:

	Maturities
Marketable Debt Securities:	Less than 1 Year	1-5 Years	5-10 Years	Greater than 10 Years	Total

Corporate bonds	$18,502	$22,812	$—	$—	$41,314
Government securities - U.S.	—	36,271	506	—	36,777
Other fixed-income securities	1,207	7,749	—	—	8,956
Total	$19,709	$66,832	$506	$—	$87,047
The Company has classified our investment in available-for-sale marketable securities as current assets in the condensed consolidated balance sheets as the securities need to be available for use, if required, to fund current operations. There are no restrictions on the sale of any securities in our investment portfolio.

NOTE 6 : Inventories
The principal categories of inventories, net reserves of $2,638 and $1,039 at March 31, 2018 and December 31, 2017, respectively, are comprised of the following:

Inventory:	March 31, 2018	December 31, 2017

Finished goods	$4,495	$4,774
Raw materials	1,453	1,383
Total	$5,948	$6,157

NOTE 7 : Goodwill and Intangible Assets
The Company’s amortizable and unamortizable intangible assets at March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018			December 31, 2017
Goodwill and Intangible Assets:	Gross Value	Accumulated Amortization	Net Carrying Amount	Gross Value	Accumulated Amortization	Net Carrying Amount

Amortizable intangible assets:
Acquired developed technology - Noctiva	$73,111	$(2,781)	$70,330	$73,111	$(1,401)	$71,710
Acquired developed technology - Vazculep	12,061	(9,820)	2,241	12,061	(9,616)	2,445
Acquired product marketing rights (1)	—	—	—	16,600	(2,132)	14,468
Acquired developed technology (1)	—	—	—	4,300	(634)	3,666
Total amortizable intangible assets	$85,172	$(12,601)	$72,571	$106,072	$(13,783)	$92,289

Unamortizable intangible assets:
Goodwill	$18,491	$—	$18,491	$18,491	$—	$18,491
Total unamortizable intangible assets	$18,491	$—	$18,491	$18,491	$—	$18,491

(1) These intangible assets were assumed by the buyer as part of the disposition of the pediatrics products on February 16, 2018. See Note 12 : Divestiture of the Pediatric Assets.
The Company recorded amortization expense related to amortizable intangible assets of $1,767 and $564 for the three months ended March 31, 2018 and 2017, respectively.
Amortizable intangible assets are amortized over their estimated useful lives, which range from three to fifteen years. Estimated amortization of intangible assets for the next five years is as follows:

Estimated Amortization Expense:	Amount

2018	$6,619
2019	6,439
2020	6,439
2021	5,624
2022	5,624

NOTE 8 : Long-Term Related Party Payable
Long-term related party payable and related activity are reported at fair value and consist of the following at March 31, 2018 and December 31, 2017:

		Activity during the Three Months Ended March 31, 2018
			Changes in Fair Value of Related Party Payable
Long-Term Related Party Payable:	Balance, December 31, 2017	Payments to Related Parties	Operating Expense	Other Expense	Warrant Exercise	Disposal	Balance, March 31, 2018

Acquisition-related contingent consideration:
Warrants - Éclat Pharmaceuticals (a)	$2,479	$—	$(312)	$—	$(2,167)	$—	$—
Earn-out payments - Éclat Pharmaceuticals (b)	67,744	(5,790)	3,029	—	—	—	64,983
Royalty agreement - FSC (c)	5,740	(402)	251	—	—	(5,337)	252
Financing-related:
Royalty agreement - Deerfield (d)	5,392	(559)	—	268	—	—	5,101
Royalty agreement - Broadfin (e)	2,570	(266)	—	127	—	—	2,431
Long-term liability - FSC (f)	15,000	—	—	—	—	(15,000)	—
Total related party payable	98,925	$(7,017)	$2,968	$395	$(2,167)	$(20,337)	72,767
Less: Current portion	(25,007)						(21,121)
Total long-term related party payable	$73,918						$51,646

Long-term related party payable and related activity are reported at fair value and consist of the following at March 31, 2018 and December 31, 2017:

(a)
As part of the consideration for the Company’s acquisition of Éclat on March 13, 2012, the Company issued two warrants to a related party with a six-year term which allow for the purchase of a combined total of 3,300 ordinary shares of Avadel. One warrant was exercisable for 2,200 shares at an exercise price of $7.44 per share, and the other warrant was exercisable for 1,100 shares at an exercise price of $11.00 per share. On February 23, 2018, the related party exercised in full the warrant to purchase 2,200 ordinary shares. These warrants were settled by delivering to the related party cash of $2,911 and approximately 603 ADS. On March 12, 2018, the remaining warrants to purchase 1,100 ordinary shares expired.

The fair value of the warrants is estimated on a quarterly basis using a Black-Scholes option pricing model with the following assumptions at December 31, 2017:

Assumptions for the Warrant Valuation:	December 31, 2017

Stock price	$8.20
Weighted average exercise price per share	8.63
Expected term (years)	0.25
Expected volatility	37.90%
Risk-free interest rate	1.39%
Expected dividend yield	—

These Black-Scholes fair value measurements are based on significant inputs not observable in the market and thus represent a level 3 measurement as defined in ASC 820. The fair value of the warrant consideration was most sensitive to movement in the Company’s share price and expected volatility at the balance sheet date.

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
At the closing date of the 2012 Éclat acquisition and at December 31, 2017, it was uncertain whether the Company would ultimately fulfill its obligation under these warrants using ordinary shares or cash. Accordingly, pursuant to the guidance of ASC 480, the Company determined that these warrants should be classified as a liability. This classification as a liability was further supported by the Company’s determination, pursuant to the guidance of ASC 815-40-15-7(i), that these warrants could also not be considered as being indexed to the Company’s own ordinary shares, on the basis that the exercise price for the warrants is determined in U.S. dollars, although the functional currency of the Company at the closing date of the Éclat acquisition was the Euro.

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

(c)
In February 2016, the Company acquired all of the membership interests of FSC from Deerfield. The consideration for this transaction in part included a commitment to pay quarterly a 15% royalty on the net sales of certain FSC products, up to $12,500 for a period not exceeding ten years. This obligation was assumed by the buyer as part of the disposition of the pediatrics products on February 16, 2018. See Note 12 : Divestiture of the Pediatric Assets.

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

(f)
In February 2016, the Company acquired all of the membership interests of FSC from Deerfield. The consideration for this transaction in part consists of payments totaling $1,050 annually for five years with a final payment in January 2021 of $15,000. Substantially all of FSC’s and its subsidiaries’ assets are pledged as collateral to Deerfield. This obligation was assumed by the buyer as part of the disposition of the pediatrics products on February 16, 2018. See Note 12 : Divestiture of the Pediatric Assets.

At March 31, 2018, the fair value of each related party payable listed in (b) through (e) above was estimated using a discounted cash flow model based on estimated and projected annual net revenues or gross profit, as appropriate, of each of the specified Éclat products using an appropriate risk-adjusted discount rate of 15%. These fair value measurements are based on significant inputs not observable in the market and thus represent a level 3 measurement as defined in ASC 820. Subsequent changes in the fair value of the acquisition-related related party payables, resulting primarily from management’s revision of key assumptions, will be recorded in the condensed consolidated statements of income (loss) in the line items entitled “Changes in fair value of related party contingent consideration” for items noted in (b) and (c) above and in “Other expense - changes in fair value of related party payable” for items (d) and (e) above. See Note 1: Summary of Significant Accounting Policies under the caption Acquisition-related Contingent Consideration and Financing-related Royalty Agreements in Part II, Item 8 of the Company’s 2017 Annual Report on Form 10-K for more information on key assumptions used to determine the fair value of these liabilities.
The Company has chosen to make a fair value election pursuant to ASC 825, “Financial Instruments” for its royalty agreements detailed in items (d) and (e) above. These financing-related liabilities are recorded at fair market value on the condensed consolidated balance sheets and the periodic change in fair market value is recorded as a component of “Other expense – change in fair value of related party payable” on the condensed consolidated statements of income (loss).
The following table summarizes changes to the related party payables, a recurring Level 3 measurement, for the three-month periods ended March 31, 2018 and 2017, respectively:

Related Party Payable Rollforward:	Balance

Balance at December 31, 2016	$169,347
Payment of related party payable	(8,613)
Fair value adjustments (1)	(7,521)
Balance at March 31, 2017	$153,213

Balance at December 31, 2017	$98,925
Payment of related party payable	(7,017)
Fair value adjustments (1)	3,363
Warrant exercise	(2,167)
Disposition of the pediatrics products	(20,337)
Balance at March 31, 2018	$72,767
(1) Fair value adjustments are reported as Changes in fair value of related party contingent consideration and Other expense - changes in fair value of related party payable in the condensed consolidated statements of income (loss).
NOTE 9 : Long-Term Debt
Long-Term debt is summarized as follows:

	March 31, 2018	December 31, 2017
Principal amount of 4.50% exchangeable senior notes due 2023	$143,750	$—
Less: debt discount and issuance costs, net	(32,232)	—
Net carrying amount of liability component	111,518	—
Other	320	267
Subtotal	111,838	267
Less: current maturities	(114)	(111)
Long-term debt	$111,724	$156

Equity component:
Equity component of exchangeable notes, net of issuance costs	$26,699	$—
Issuance of Debt Securities

On February 16, 2018, Avadel Finance Cayman Limited, a Cayman Islands exempted company (the “Issuer”) and an indirect wholly-owned subsidiary of the Company, issued $125,000 aggregate principal amount of 4.50% exchangeable senior notes due 2023 (the “2018 Notes”) in a private placement (the “Offering”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act. In connection with the Offering, the Issuer granted the initial purchasers of the 2018 Notes a 30-day option to purchase up to an additional $18,750 aggregate principal amount of the 2018 Notes, which was fully exercised on February 16, 2018. Net proceeds received by the Company, after issuance costs and discounts, were approximately $137,560.

The Company pays 4.50% cash interest per year on the principal amount of the 2018 Notes, payable semi-annually in arrears on February 1 and August 1 of each year, beginning on August 1, 2018, to holders of record at the close of business on the preceding January 15 or July 15, respectively. Interest accrues on the principal amount of the 2018 Notes from and including the date the 2018 Notes were issued or from, and including, the last date in respect of which interest has been paid or provided for, as the case may be, to, but excluding, the next interest payment date. The 2018 Notes are general, unsecured obligations of the Issuer, and are fully and unconditionally guaranteed by the Company on a senior unsecured basis. There are no financial debt covenants associated with the 2018 Notes.

The 2018 Notes are the Company’s senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness and effectively junior to any of the Company’s existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness.

The 2018 Notes will be exchangeable at the option of the holders at an initial exchange rate of 92.6956 ADSs per $1 principal amount of 2018 Notes, which is equivalent to an initial exchange price of approximately $10.79 per ADS. Such initial exchange price represents a premium of approximately 20% to the $8.99 per ADS closing price on The Nasdaq Global Market on February 13, 2018.  Upon the exchange of any 2018 Notes, the Issuer will pay or cause to be delivered, as the case may be, cash, ADSs or a combination of cash and ADSs, at the Issuer’s election. Holders of the 2018 Notes may convert their 2018 Notes, at their option, only under the following circumstances prior to the close of business on the business day immediately preceding August 1, 2022, under the circumstances and during the periods set forth below and regardless of the conditions described below, on or after August 1, 2022 and prior to the close of business on the business day immediately preceding the maturity date:

•
Prior to the close of business on the business day immediately preceding August 1, 2022, a holder of the 2018 Notes may surrender all or any portion of its 2018 Notes for exchange at any time during the five business day period immediately after any five consecutive trading day period (the “Measurement Period”) in which the trading price per $1 principal amount of 2018 Notes, as determined following a request by a holder of the 2018 Notes, for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the ADSs and the exchange rate on each such trading day.

•
If a transaction or event that constitutes a fundamental change or a make-whole fundamental change occurs prior to the close of business on the business day immediately preceding August 1, 2022, regardless of whether a holder of the 2018 Notes has the right to require the Company to repurchase the 2018 Notes, or if Avadel is a party to a merger event that occurs prior to the close of business on the business day immediately preceding August 1, 2022, all or any portion of a the holder’s 2018 Notes may be surrendered for exchange at any time from or after the date that is 95 scheduled trading days prior to the anticipated effective date of the transaction (or, if later, the earlier of (x) the business day after the Company gives notice of such transaction and (y) the actual effective date of such transaction) until 35 trading days after the actual effective date of such transaction or, if such transaction also constitutes a fundamental change, until the related fundamental change repurchase date.

•
Prior to the close of business on the business day immediately preceding August 1, 2022, a holder of the 2018 Notes may surrender all or any portion of its 2018 Notes for exchange at any time during any calendar quarter commencing after the calendar quarter ending on June 30, 2018 (and only during such calendar quarter), if the last reported sale price of the ADSs for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the exchange price on each applicable trading day.

•
If the Company calls the 2018 Notes for redemption pursuant to Article 16 prior to the close of business on the business day immediately preceding August 1, 2022, then a holder of the 2018 Notes may surrender all or any portion of its 2018 Notes for exchange at any time prior to the close of business on the second business day prior to the redemption date, even if the 2018 Notes are not otherwise exchangeable at such time. After that time, the right to exchange shall expire, unless the Company defaults in the payment of the redemption price, in which case a holder of the 2018 Notes may exchange its 2018 Notes until the redemption price has been paid or duly provided for.

The Company considered the guidance in ASC 815-15, Embedded Derivatives, to determine if this instrument contains an embedded feature that should be separately accounted for as a derivative. ASC 815 provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional, as defined by ASC 815-40. The Company determined that this exception applies due, in part, to our ability to settle the 2018 Notes in cash, ADSs or a combination of cash and ADSs, at our option. The Company has therefore applied the guidance provided by ASC 470-20, Debt with Conversion and Other Options which requires that the 2018 Notes be separated into debt and equity components at issuance and a value be assigned to each. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The allocation was performed in a manner that reflected our non-convertible debt borrowing rate for similar debt. The equity component of the 2018 Notes was recognized as a debt discount and represents the difference between the proceeds from the issuance of the 2018 Notes and the fair value of the liability of the 2018 Notes on its issuance date. The excess of the principal amount of the liability component over its carrying amount (the “Debt Discount”) is amortized to interest expense using the effective interest method over the term of the 2018 Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

In connection with the issuance of the 2018 Notes, we incurred approximately $6,190 of debt issuance costs, which primarily consisted of underwriting, legal and other professional fees, and allocated these costs to the liability and equity components based on the allocation of the proceeds. Of the total $6,190 of debt issuance costs, $1,201 were allocated to the equity component and recorded as a reduction to additional paid-in capital and $4,989 were allocated to the liability component and recorded as a reduction to debt on our condensed consolidated balance sheets. The portion allocated to the liability component is amortized to interest expense using the effective interest method over the same five-year term as the related 2018 Notes.

Other Debt

French government agencies provide financing to French companies for R&D. At March 31, 2018 and December 31, 2017, the Company had outstanding loans of $320 and $267, respectively for various programs. These loans do not bear interest and are repayable only in the event the research project is technically or commercially successful. Potential repayment is scheduled to occur through 2019.

NOTE 10 : Income Taxes
The components of income (loss) before income taxes are as follows:

	Three Months Ended March 31,
Income (Loss) Before Income Taxes:	2018	2017

Ireland	$(4,927)	$6,664
United States	(9,835)	32,010
France	199	(4,225)
Total income (loss) before income taxes	$(14,563)	$34,449

The items accounting for the difference between the income tax provision computed at the statutory rate and the Company’s effective tax rate are as follows:

	Three Months Ended March 31,
Income Tax Rate Reconciliation:	2018	2017

Statutory tax rate	12.5%	12.5%
International tax rates differential	8.9%	17.0%
Change in valuation allowance	(4.7)%	2.0%
Nondeductible change in fair value of contingent consideration	(3.8)%	(7.2)%
Nondeductible stock-based compensation	(1.1)%	(0.2)%
Unrecognized tax benefits	(1.5)%	0.8%
State and local income taxes, net of federal	0.1%	0.1%
Change in U.S. tax law	—%	—%
Other	5.6%	(0.2)%
Effective income tax rate	16.0%	24.8%

Income tax (benefit) provision - at statutory tax rate	$(1,820)	$4,306
International tax rates differential	(1,298)	5,860
Change in valuation allowance	690	684
Nondeductible change in fair value of contingent consideration	551	(2,476)
Nondeductible stock-based compensation	160	(55)
Unrecognized tax benefits	220	259
State and local income taxes, net of federal	(19)	34
Change in U.S. tax law	—	—
Other	(811)	(73)
Income tax (benefit) provision - at effective income tax rate	$(2,327)	$8,539

The income tax benefit and provision for the three months ended March 31, 2018 and 2017 was $2,327 and $8,539, respectively. The decrease in the income tax provision for the three months ended March 31, 2018 is primarily the result of decreases in income in the United States and Ireland, and was partially offset by a reduction in the amount of nondeductible contingent consideration and a lower statutory tax rate in the United States when compared to the same period in 2017. We have not made any additional measurement period adjustments related to US federal tax reform legislation (the “Tax Act”) enacted on December 22, 2017 during the three months ended March 31, 2018. We are still evaluating the provisions of the Tax Act and its impact on our condensed consolidated financial statements.
NOTE 11 : Other Assets and Liabilities
Various other assets and liabilities are summarized as follows:

Prepaid Expenses and Other Current Assets:	March 31, 2018	December 31, 2017

Valued-added tax recoverable	$1,031	$1,206
Prepaid expenses	8,497	7,106
Advance to suppliers and other current assets	612	128
Guarantee from Armistice (see Note 12)	467	—
Income tax receivable	521	518
Total	$11,128	$8,958

Other Non-Current Assets:	March 31, 2018	December 31, 2017

Deferred tax assets	$6,728	$3,877
Long-term deposit	3,350	3,350
Guarantee from Armistice (see Note 12)	6,153	—
Other	4,010	3,022
Total	$20,241	$10,249

Accrued Expenses	March 31, 2018	December 31, 2017

Accrued compensation	$2,533	$3,157
Accrued social charges	595	1,204
Accrued employee severance (see Note 13)	824	1,000
Customer allowances	11,747	10,613
Accrued ELAA payment (1)	20,000	20,000
Accrued contract manufacturing organization charges	2,095	2,327
Accrued contract sales organization and marketing costs	3,514	7,641
Other	4,640	4,984
Total	$45,948	$50,926

Other Non-Current Liabilities:	March 31, 2018	December 31, 2017

Provision for retirement indemnity	$1,340	$1,303
Customer allowances	1,700	1,636
Unrecognized tax benefits	4,229	3,954
Guarantee to Deerfield (see Note 12)	6,174	—
Other	809	191
Total	$14,252	$7,084
(1) This amount was paid subsequent to March 31, 2018.
12 : Divestiture of the Pediatric Assets

On February 12, 2018, the Company, together with its subsidiaries Avadel Pharmaceuticals (USA), Inc., Avadel Pediatrics, Inc., FSC Therapeutics, LLC (“FSC Therapeutics”), and Avadel US Holdings, Inc. (“Holdings”), as the “Sellers,” entered into an asset purchase agreement (the “Purchase Agreement”) with Cerecor, Inc. (“Cerecor”). The transaction closed on February 16, 2018 wherein Cerecor purchased from the Sellers four pediatric commercial stage assets – Karbinal™ ER, Cefaclor, Flexichamber™ and AcipHex® Sprinkle™, together with certain associated business assets – which were held by FSC.  The Company acquired FSC in February 2016 from Deerfield and certain of its affiliates. Pursuant to the Purchase Agreement, Cerecor assumed the Company’s  remaining payment obligations to Deerfield under the Membership Interest Purchase Agreement, dated as of February 5, 2016, between Holdings, Flamel Technologies SA (the predecessor of the Company) and Deerfield and certain of its affiliates, which payment obligations consist of the following (collectively, the “Assumed Obligations”): (i) a quarterly payment of $263 beginning in July 2018 and ending in October 2020, amounting to an aggregate payment obligation of $2,625; (ii) a payment in January 2021 of $15,263; and (iii) a quarterly royalty payment of 15% on net sales of the FSC products through February 5, 2026 (“FSC Product Royalties”), in an aggregate amount of up to approximately $10,300.  Cerecor also assumed certain contracts and other obligations related to the acquired assets, and in that connection Holdings agreed to pay Cerecor certain make-whole payments associated with obligations Cerecor is assuming related to a certain supply contract related to Karbinal™ ER.

In conjunction with the divestiture, the Company also entered into the following arrangements:

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

•
Upon transfer of the four product formulations, Cerecor will assume all remaining development costs and responsibilities for the product development, clinical studies, NDA applications and associated filing fees; and

•
Upon regulatory approval and commercial launch of any LiquiTime™ products, Cerecor will pay Avadel Ireland quarterly royalties based on a percentage of net sales of any such products in the mid-single digit range.

Deerfield Guarantee

In connection with the closing under the Purchase Agreement, the Company and Holdings provided their guarantee (the “Deerfield Guarantee”) in favor of Deerfield. Under the Deerfield Guarantee, the Company and Holdings guaranteed to Deerfield the payment by Cerecor of the Assumed Obligations under the Membership Interest Purchase Agreement between the Company and Deerfield dated February 5, 2016. The Assumed Obligations include (i) a quarterly payment of $263 beginning in July 2018 and ending in October 2020, amounting to an aggregate payment obligation of $2,625; (ii) a payment in January 2021 of $15,263; and (iii) a quarterly royalty payment of 15% on net sales of the FSC products through February 6, 2026 (“FSC Product Royalties”), in an aggregate amount of up to approximately $10,300. In addition, under the Deerfield Guarantee, the Company and Holdings guaranteed that Deerfield would receive certain minimum annual FSC Product Royalties through February 6, 2026 (the “Minimum Royalties”). Given the Company’s explicit guarantee to Deerfield, the Company recorded the guarantee in accordance with ASC 460. A valuation was performed, which was based largely on an analysis of the potential timing of each possible cash outflow described above and the likelihood of Cerecor’s default on such payments assuming an S&P credit rating of CCC+. The result of this valuation identified a guarantee liability of $6,643. This liability is being amortized proportionately based on undiscounted cash outflows through the remainder of the contract with Deerfield.

Armistice Guarantee

In connection with the closing under the Purchase Agreement, Armistice Capital Master Fund, Ltd., the majority shareholder of Cerecor, guaranteed to Holdings the payment by Cerecor of the Assumed Obligations, including the Minimum Royalties. A valuation of the guarantee asset was performed in accordance with ASC 460 and a guarantee asset of $6,620 was recorded. This asset is being amortized proportionately based on undiscounted cash outflows through the remainder of the contract with Deerfield noted above.

The fair values of the Avadel guarantee to Deerfield and the guarantee received by Avadel from Armistice largely offset and when combined are not material.

Based on management’s review of ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, the disposition of our pediatric assets and related liabilities did not qualify for discontinued operations reporting. Our results of operations for the three months ended March 31, 2017 and for the period January 1, 2018 through February 16, 2018 include the results of FSC, prior to its February 16, 2018 disposition date.

The net impact of this transaction was not material to the condensed consolidated statements of income (loss).

NOTE 13 : Restructuring Costs
During the first quarter of 2017, the Company announced a plan to reduce our workforce at our Vennixeux, France site by approximately 50%.  This reduction is an effort to align the Company’s cost structure with our ongoing and future planned projects. In July 2017, the Company completed negotiations with the works council for our French operations and received approval from the French Labor Commission (DIRECCTE) to implement the plan. The reduction is substantially complete at March 31, 2018. Restructuring charges of $153 and $2,653 were recognized during the three months ended March 31, 2018 and 2017, respectively. The following table sets forth activities for the Company’s cost reduction plan obligations for the three months ended March 31, 2018 and 2017:

Severance Obligation:	2018	2017

Balance of restructuring accrual at January 1,	$1,000	$—
Charges for employee severance, benefits and other	153	2,653
Payments	(359)	—
Foreign currency impact	30	—
Balance of restructuring accrual at March 31,	$824	$2,653
The restructuring accrual at March 31, 2018 and 2017 is included in the condensed consolidated balance sheet in Accrued expenses.
NOTE 14 : Net (Loss) Income Per Share
Basic net (loss) income per share is calculated by dividing net (loss) income by the weighted average number of shares outstanding during each period. Diluted net (loss) income per share is calculated by dividing net (loss) income by the diluted number of shares outstanding during each period. Except where the result would be anti-dilutive to net (loss) income, diluted net (loss) income per share would be calculated assuming the impact of the conversion of the 2018 Notes, the exercise of outstanding equity compensation awards and the exercise of contingent consideration warrants, all which have been exercised or have expired during the first quarter of 2018.
We have a choice to settle the conversion obligation under the 2018 Notes in cash, shares or any combination of the two. We utilize the if-converted method to reflect the impact of the conversion of the 2018 Notes, unless the result is anti-dilutive. This method assumes the conversion of the 2018 Notes into shares of our ordinary shares and reflects the elimination of the interest expense related to the 2018 Notes.
The dilutive effect of the warrants, stock options and RSU’s has been calculated using the treasury stock method.
A reconciliation of basic and diluted net (loss) income per share, together with the related shares outstanding in thousands is as follows:

	Three Months Ended March 31,
Net (Loss) Income Per Share:	2018	2017

Net (loss) income	$(12,236)	$25,910

Weighted average shares:
Basic shares	38,559	41,374
Effect of dilutive securities—options, RSU’s and warrants outstanding	—	1,436
Diluted shares	38,559	42,810

Net (loss) income per share - basic	$(0.32)	$0.63
Net (loss) income per share - diluted	$(0.32)	$0.61

Potential common shares of 19,374 and 4,899 were excluded from the calculation of weighted average shares for the three months ended March 31, 2018 and 2017, respectively, because their effect was considered to be anti-dilutive. For the three months ended March 31, 2018, the effects of dilutive securities were entirely excluded from the calculation of net (loss) income per share as a net loss was reported in this period.

NOTE 15 : Comprehensive Income (Loss)
The following table shows the components of accumulated other comprehensive income (loss) for the three-months ended March 31, 2018 and 2017, respectively, net of tax effects:

	Three Months Ended March 31,
Accumulated Other Comprehensive Income (Loss):	2018	2017

Foreign currency translation adjustment:
Beginning balance	$(23,202)	$(23,336)
Net other comprehensive income	249	130
Balance at March 31,	$(22,953)	$(23,206)

Unrealized gain (loss) on marketable securities, net
Beginning balance	$(64)	$(229)
Net other comprehensive income, net of ($59) and $51 tax, respectively	(238)	44
Balance at March 31,	$(302)	$(185)
Accumulated other comprehensive loss at March 31,	$(23,255)	$(23,391)

The effect on the Company’s condensed consolidated financial statements of amounts reclassified out of accumulated other comprehensive income (loss) was immaterial for all periods presented.

NOTE 16 : Shareholders’ Equity
The following table presents a reconciliation of the Company’s beginning and ending balances in shareholders’ equity for the three months ended March 31, 2018:

Shareholders’ Equity:	2018

Shareholders’ equity - January 1,	$85,580
Net loss	(12,236)
Other comprehensive income	11
Stock-based compensation expense	2,134
Share repurchases	(20,212)
Exercise of warrants (see Note 8)	2,911
Expiration of warrants (see Note 8)	2,167
Equity component of 2018 Notes (see Note 9)	26,699
Shareholders’ equity - March 31,	$87,054

Share Repurchases

In February 2018, the Board of Directors approved an authorization to repurchase up to $18,000 of Avadel ordinary shares represented by ADSs in connection with the offering of the 2018 Notes.

In March 2018, the Board of Directors approved an authorization to repurchase up to $7,000 of Avadel ordinary shares represented by ADSs. Repurchase may be made until December 31, 2018 in open-market transactions on or off the exchange, in privately negotiated transactions, or through other means as determined by the Company’s management and in accordance with the regulations of the SEC.

As of March 31, 2018, the Company had total authorizations of $50,000 to repurchase shares. During the three months ended March 31, 2018, the Company repurchased 2,307 ordinary shares for $20,212. At March 31, 2018, the Company had approximately $7,425 of shares that may yet be purchased under the approved authorization amount. Subsequent to March 31, 2018, the Company completed its total share buyback program.

NOTE 17 : Company Operations by Product
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
The following table presents a summary of total revenues by these products:

	Three Months Ended March 31,
Revenues by Product:	2018	2017

Bloxiverz	$7,491	$13,902
Vazculep	12,961	10,179
Akovaz	10,217	25,638
Noctiva	666	—
Other	1,826	2,038
Total product sales	33,161	51,757
License revenue	132	750
Total revenues	$33,293	$52,507
NOTE 18 : Commitments and Contingencies
Litigation
The Company is subject to potential liabilities generally incidental to our business arising out of present and future lawsuits and claims related to product liability, personal injury, contract, commercial, intellectual property, tax, employment, compliance and other matters that arise in the ordinary course of business. The Company accrues for potential liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. At March 31, 2018 and December 31, 2017, there were no contingent liabilities with respect to any threat of litigation, arbitration or administrative or other proceeding that are reasonably likely to have a material adverse effect on the Company’s condensed consolidated financial position, results of operations, cash flows or liquidity.
Material Commitments
The Company has a commitment to purchase finished product from a contract manufacturer for the year ended December 31, 2018. The commitment for this arrangement, at minimum quantities and at the 2018 contractual price is $1,304. Also, the Company has a commitment to purchase finished product from a contract manufacturer for a five-year period commencing in 2018. Commitments for this arrangement, at minimum quantities and at the 2018 contractual price over the remaining life of the contract, are as follows for the years ended December 31:

Purchase Commitment	Balance

2018	$660
2019	1,320
2020	1,320
2021	1,320
2022	1,320
Thereafter	220
Total	$6,160

Other than commitments disclosed in Note 14 : Contingent Liabilities and Commitments to the Company’s consolidated financial statements included in Part II, Item 8 of the Company’s 2017 Annual Report on Form 10-K and those noted above, there were no other material commitments outside of the normal course of business. Material commitments in the normal course of business include long-term debt and post-retirement benefit plan obligations which are disclosed in Note 9 : Long-Term Debt and Note 12 : Post-Retirement Benefit Plans, respectively, to the Company’s consolidated financial statements included in Part II, Item 8 of the Company’s 2017 Annual Report on Form 10-K and long-term contingent consideration payable as disclosed in Note 8 : Long-Term Related Party Payable, to the Company’s condensed consolidated financial statements included in Part I, Item 1 of this report.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis
(In thousands, except per share data)
(Unaudited)

You should read the discussion and analysis of our financial condition and results of operations set forth in this Item 2 together with our condensed consolidated financial statements and the related notes appearing elsewhere in this quarterly report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this quarterly report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties, and reference is made to the “Cautionary Disclosure Regarding Forward-Looking Statements” set forth immediately following the Table of Contents of the Company’s 2017 Annual Report on Form 10-K filed with the SEC on March 16, 2018 (the “2017 Annual Report”) for further information on the forward looking statements herein. In addition, you should read the “Risk Factors” section in Part I, Item 1A of the 2017 Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this quarterly report.
Overview
General Overview
Avadel Pharmaceuticals plc (“Avadel,” the “Company,” “we,” “our,” or “us”) is a branded specialty pharmaceutical company committed to providing solutions for overlooked and unmet medical needs with patient-focused, innovative products that are safe, effective and easy-to-take. We accomplish this through formulation development, by utilizing our proprietary drug delivery technology, and through in-licensing / acquiring new products.
Our current portfolio of products and product candidates focuses on the urology, central nervous system (CNS), and hospital markets. Our current marketed products include:
Akovaz® (ephedrine sulfate injection, USP), an alpha- and beta-adrenergic agonist and a norepinephrine-releasing agent that is indicated for the treatment of clinically important hypotension occurring in the setting of anesthesia.
Bloxiverz® (neostigmine methylsulfate injection), a cholinesterase inhibitor, is indicated for the reversal of the effects of non-depolarizing neuromuscular blocking agents (NMBAs) after surgery.
Vazculep® (phenylephrine hydrochloride injection), an alpha-1 adrenergic receptor agonist indicated for the treatment of clinically important hypotension resulting primarily from vasodilation in the setting of anesthesia.
Noctiva™, a vasopressin analog indicated for the treatment of nocturia due to nocturnal polyuria in adults who awaken at least two times per night to void.
Strategy
We seek to create shareholder value by:

•
Being first-to-file New Drug Applications (“NDAs”) for established products that are being marketed in the United States without approval from the U.S. Food and Drug Administration (“FDA”). We strive to seek FDA approval through the FDA’s 505 B-2 regulatory pathway. We refer to these products as Unapproved Marketed Drugs (“UMDs”)

•	In-licensing and acquiring commercial-stage products in our therapeutic areas of focus

•	Developing products that use our Micropump®- or Liquitime®- based drug delivery technologies

UMD Products
Our revenues are primarily derived from our portfolio of sterile injectable products, Akovaz, Bloxiverz and Vazculep, which were previously UMDs. In 2006 the FDA announced its Marketed Unapproved Drugs - Compliance Policy Guide with the intention to incentivize pharmaceutical companies to pursue approvals for UMDs by removing unapproved competing products, thereby granting a period of market exclusivity until a generic can be approved. While these products have and will continue to produce strong cash flow, they have no Intellectual Property (IP) to delay or prevent competition; therefore, our Company seeks additional opportunities to grow and build long-term value with best-in-class proprietary protected products that seek to reduce competition from other companies.
Urology

On September 1, 2017 we entered into an exclusive license agreement with Serenity Pharmaceuticals LLC for the exclusive commercial rights for Noctiva™, the first and only product approved by FDA for the treatment of nocturia due to nocturnal polyuria, a condition characterized by the overproduction of urine at night, resulting in patients having to wake twice or more per night to void. It is estimated that approximately 40 million adults in the U.S. suffer from nocturia, representing a large market opportunity. We have fully staffed urology sales and marketing teams, and will look to grow our urology offering through future acquisition and in-licensing opportunities.
CNS

We are developing a product which uses our Micropump drug-delivery technology for the treatment of excessive daytime sleepiness (“EDS”) and cataplexy in patients suffering from narcolepsy. We currently refer to this product as FT 218. FT 218 is a Micropump-based formulation of sodium oxybate. Sodium oxybate is the sodium salt of gamma hydroxybutyrate, an endogenous compound and metabolite of the neurotransmitter gamma-aminobutyric acid. Sodium oxybate has been described as a therapeutic agent with high medical value. Sodium oxybate is approved in Europe and the United States as a twice nightly formulation indicated for the treatment of EDS and cataplexy in patients with narcolepsy.

Corporate Information

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
The Company is the successor to Flamel Technologies S.A., a French société anonyme (“Flamel”), as the result of the merger of Flamel with and into the Company which was completed at 11:59:59 p.m., Central Europe Time, on December 31, 2016 (the “Merger”) pursuant to the agreement between Flamel and Avadel entitled Common Draft Terms of Cross-Border Merger dated as of June 29, 2016 (the “Merger Agreement”). Immediately prior to the Merger, the Company was a wholly owned subsidiary of Flamel. In accordance with the Merger Agreement, as a result of the Merger:

•	Flamel ceased to exist as a separate entity and the Company continued as the surviving entity and assumed all of the assets and liabilities of Flamel.

•	our authorized share capital is $5,500 divided into 500,000 ordinary shares with a nominal value of $0.01 each and 50,000 preferred shares with a nominal value of $0.01 each.

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
Further details about the reincorporation, the Merger and the Merger Agreement are contained in our definitive proxy statement filed with the Securities and Exchange Commission on July 5, 2016, and within the Company’s 2016 Annual Report on Form 10-K.
Under Irish law, the Company can only pay dividends and repurchase shares out of distributable reserves, as discussed further in the Company’s proxy statement filed with the SEC as of July 5, 2016. Upon completion of the Merger, the Company did not have any distributable reserves. On February 15, 2017, the Company filed a petition with the High Court of Ireland seeking the court’s confirmation of a reduction of the Company’s share premium so that it can be treated as distributable reserves for the purposes of Irish law. On March 6, 2017, the High Court issued its order approving the reduction of the Company’s share premium which can be treated as distributable reserves.

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

Financial Highlights

Highlights of our condensed consolidated results for the three months ended March 31, 2018 are as follows:

•
Revenue was $33,293 for the three months ended March 31, 2018, compared to $52,507 in the same period last year. This decrease was primarily the result of declines in Akovaz and Bloxiverz principally due to lower selling prices resulting from additional competition.

•
Operating loss was $12,625 for the three months ended March 31, 2018, compared to operating income of $33,341 for the same period last year. The decrease in operating income was largely driven by the lower gross margin (sales minus cost of goods sold) of $21,904 and higher selling, general and administrative expenses of $12,675 driven primarily by the 2018 launch of Noctiva. Additionally, the Company recognized a $2,968 loss resulting from changes in the fair value of related party contingent consideration compared to a gain of $6,971 in the same period last year.

•	Net loss was $12,236 for the three months ended March 31, 2018, respectively, compared to net income of $25,910 in the same period last year.

•	Diluted net loss per share was $(0.32) for the three months ended March 31, 2018, compared to diluted net income per share of $0.61 in the same period last year.

•
Cash and marketable securities increased $104,105 to $198,180 at March 31, 2018, from $94,075 at December 31, 2017. This increase was largely driven from $137,560 in net proceeds from the February 2018 issuance of our 2018 Notes, offset by $18,000 in share buybacks and an $18,008 use of cash in operations.

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
Our significant accounting policies are described in Note 1 of the consolidated financial statements included in our annual report Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”). The SEC suggests companies provide additional disclosure on those accounting policies considered most critical. The SEC considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgments and estimates on the part of management in its application. Our estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies” section of the MD&A in our 2017 Form 10-K. Effective January 1, 2018, the Company implemented ASC 606, Revenue From Contracts With Customers. The impact of adopting this new accounting standard was not material to the Company’s financial results of financial condition. Other than this new revenue recognition standard, there were no other significant changes to our critical accounting policies during the three months ended March 31, 2018. See Note 3 : Revenue Recognition to the condensed consolidated financial statements for further information.

Results of Operations
The following is a summary of our financial results (in thousands, except per share amounts) for the three months ended March 31, 2018 and 2017, respectively:

			Three Months Ended
	Three Months Ended March 31,		Increase / (Decrease)
			2018 vs. 2017
Comparative Statements of Income (Loss)	2018	2017	$	%

Product sales	$33,161	$51,757	$(18,596)	(35.9)%
License revenue	132	750	(618)	(82.4)%
Total revenues	33,293	52,507	(19,214)	(36.6)%
Operating expenses:
Cost of products	6,592	3,902	2,690	68.9%
Research and development expenses	9,951	7,206	2,745	38.1%
Selling, general and administrative expenses	24,487	11,812	12,675	107.3%
Intangible asset amortization	1,767	564	1,203	213.3%
Loss (gain) - changes in fair value of related party contingent consideration	2,968	(6,971)	9,939	142.6%
Restructuring costs	153	2,653	(2,500)	(94.2)%
Total operating expenses	45,918	19,166	26,752	139.6%
Operating (loss) income	(12,625)	33,341	(45,966)	(137.9)%
Investment income and other income (expense), net	54	821	(767)	(93.4)%
Interest expense, net	(1,597)	(263)	(1,334)	(507.2)%
Other (expense) income - changes in fair value of related party payable	(395)	550	(945)	(171.8)%
(Loss) income before income taxes	(14,563)	34,449	(49,012)	(142.3)%
Income tax (benefit) provision	(2,327)	8,539	(10,866)	(127.3)%
Net (loss) income	$(12,236)	$25,910	$(38,146)	(147.2)%
Net (loss) income per share - diluted	$(0.32)	$0.61	$(0.93)	(152.5)%
The revenues for each of the Company’s significant products for the three months ended March 31, 2018 and 2017 were as follows:

			Three Months Ended
	Three Months Ended March 31,		Increase / (Decrease)
			2018 vs. 2017
Revenues:	2018	2017	$	%

Bloxiverz	$7,491	$13,902	$(6,411)	(46.1)%
Vazculep	12,961	10,179	2,782	27.3%
Akovaz	10,217	25,638	(15,421)	(60.1)%
Noctiva	666	—	666	n/a
Other	1,826	2,038	(212)	(10.4)%
Product sales	33,161	51,757	(18,596)	(35.9)%
License revenue	132	750	(618)	(82.4)%
Total revenues	$33,293	$52,507	$(19,214)	(36.6)%

Total revenues were $33,293 for the three months ended March 31, 2018, compared to $52,507 for the same prior year period. Bloxiverz’s revenue declined $6,411 quarter over quarter, primarily due to a loss of market share and net selling price driven largely by two new competitors that entered the market subsequent to the first quarter of 2017 and market penetration from an alternative molecule to neostigmine. Vazculep’s revenue increased $2,782 quarter over quarter due primarily to an increase in the volume of units sold in the current period when compared to the same prior year period. Akovaz’s revenue declined $15,421 driven by a loss of market share and lower net price driven largely by two new competitors that entered the market during and subsequent to the first quarter of 2017. Sales during the first quarter of 2018 also include $666 from the March 2018 launch of Noctiva. Other revenues, which includes the pediatric products which were divested in February 2018, were largely consistent with the same prior year period.

			Three Months Ended
	Three Months Ended March 31,		Increase / (Decrease)
			2018 vs. 2017
Cost of Products:	2018	2017	$	%

Cost of products	$6,592	$3,902	$2,690	68.9%
Percentage of total revenues	19.8%	7.4%

Cost of products increased $2,690 or 68.9% during the three months ended March 31, 2018 compared to the same prior year period. As a percentage of total revenue, cost of products sold was higher than the prior year period driven primarily by an increase of $1,812 in the inventory obsolescence reserves resulting from expired product as well as an overall reduction in selling prices.

			Three Months Ended
	Three Months Ended March 31,		Increase / (Decrease)
			2018 vs. 2017
Research and Development Expenses:	2018	2017	$	%

Research and development expenses	$9,951	$7,206	$2,745	38.1%
Percentage of total revenues	29.9%	13.7%

Research and development expenses increased $2,745 or 38.1% during the three months ended March 31, 2018 as compared to the same period in 2017. This increase is largely due to higher spending on the Company’s FT 218 Phase 3 sodium oxybate clinical study. The Company continues to spend a substantial portion of its R&D spending on this study. Additionally, a portion of this increase was due to approximately $1,300 of R&D costs associated with Noctiva.

			Three Months Ended
	Three Months Ended March 31,		Increase / (Decrease)
			2018 vs. 2017
Selling, General and Administrative Expenses:	2018	2017	$	%

Selling, general and administrative expenses	$24,487	$11,812	$12,675	107.3%
Percentage of total revenues	73.5%	22.5%

Selling, general and administrative expenses increased $12,675 or 107.3% during the three months ended March 31, 2018 as compared to the same prior year period. This increase was primarily due to approximately $12,300 of costs associated with the 2018 launch of Noctiva.

			Three Months Ended
	Three Months Ended March 31,		Increase / (Decrease)
			2018 vs. 2017
Intangibles Asset Amortization:	2018	2017	$	%

Intangible asset amortization	$1,767	$564	$1,203	213.3%
Percentage of total revenues	5.3%	1.1%

Intangible asset amortization expense increased $1,203 or 213.3% during the three months ended March 31, 2018 driven by the amortization of the intangible asset related to Noctiva, partially offset by only a month and a half of amortization in 2018 compared to a full quarter of amortization in 2017 related to the February 2018 disposition of the pediatrics products related intangible assets.

			Three Months Ended
	Three Months Ended March 31,		Increase / (Decrease)
			2018 vs. 2017
Loss (Gain) - Changes in Fair Value of Related Party Contingent Consideration:	2018	2017	$	%

Loss (gain) - changes in fair value of related party contingent consideration	$2,968	$(6,971)	$9,939	142.6%
Percentage of total revenues	8.9%	(13.3)%

We compute the fair value of the related party contingent consideration using several significant assumptions and when these assumptions change, due to underlying market conditions, the fair value of these liabilities change as well. Each of the underlying assumptions used to determine the fair values of these contingent liabilities can, and often do, change based on adjustments in current market conditions, competition and other factors. These changes can have a material impact on our condensed consolidated statements of income (loss), balance sheet and cash flows.

As a result of changes in the estimates of the underlying estimates used to determine the fair values of a) our acquisition-related contingent consideration earn-out payments - Éclat, b) acquisition-related warrants, of which 2,200 warrants were exercised and 1,100 warrants expired worthless during the three months ended March 31, 2018 and c) acquisition-related FSC royalty liabilities which were disposed of during the sale of our pediatric products in February 2018, we recorded a loss of $2,968 to increase the fair value of the acquisition-related contingent consideration earn-out payments - Éclat for the three months ended March 31, 2018 compared to a gain of $6,971 to decrease the fair value of these liabilities for the three months ended March 31, 2017. As noted in our critical accounting estimates, there are numerous estimates we use when determining the fair value of the acquisition-related earn-out payments - Éclat. These estimates include the long-term pricing environment, market size, the market share the related products are forecast to achieve, the cost of goods related to such products and an appropriate discount rate to use when present valuing the related cash flows.
For the three months ended March 31, 2018, as a result of changes to these estimates when compared to the same estimates at December 31, 2017, we recorded an increase in the fair value of our contingent consideration liabilities, largely due to changes in certain underlying market conditions of the acquisition-related contingent consideration earn-out payments - Éclat.
For the three months ended March 31, 2017, as a result of changes to these estimates when compared to the same estimates at December 31, 2016, we recognized a gain of $4,280 to lower the fair value of acquisition related liabilities for Éclat primarily as a result of changes in the pricing environment for Akovaz and a slightly weaker long-term sales and gross profit outlook for Bloxiverz. Additionally, we reduced the fair value of the acquisition related warrants which resulted in a gain of $3,029, primarily due to changes in the AVDL stock price at March 31, 2017 compared to December 31, 2016, changes in the volatility of AVDL stock and a shorter remaining term.

			Three Months Ended
	Three Months Ended March 31,		Increase / (Decrease)
			2018 vs. 2017
Restructuring Costs	2018	2017	$	%

Restructuring costs	$153	$2,653	$(2,500)	(94.2)%
Percentage of total revenues	0.5%	5.1%

Restructuring charges of $153 were recognized during the three months ended March 31, 2018. During the first quarter of 2017, the Company announced a plan to reduce its workforce at its Lyon, France site by approximately 50%.  This reduction is an effort to align the Company’s cost structure with our ongoing and future planned projects. The reduction was substantially complete at March 31, 2018.

			Three Months Ended
	Three Months Ended March 31,		Increase / (Decrease)
			2018 vs. 2017
Investment Income and Other Income (Expense), net	2018	2017	$	%

Investment income and other income (expense), net	$54	$821	$(767)	(93.4)%
Percentage of total revenues	0.2%	1.6%
Investment income and other income (expense), net decreased for the three months ended March 31, 2018 when compared to the same period in the prior year driven by lower investment income on our marketable securities of approximately $860 during the current period when compared to the prior year period. Investment income and other income (expense), net for the three months ended March 31, 2018 included $298 of net unrealized losses related to available-for-sale equity investments.

			Three Months Ended
	Three Months Ended March 31,		Increase / (Decrease)
			2018 vs. 2017
Interest Expense, net	2018	2017	$	%

Interest expense, net	$1,597	$263	$1,334	507.2%
Percentage of total revenues	4.8%	0.5%
Interest expense increased $1,334 for the three months ended March 31, 2018 when compared to the same period in the prior year as a result of imputed interest recorded on the 2018 Notes issued in February 2018.

			Three Months Ended
	Three Months Ended March 31,		Increase / (Decrease)
			2018 vs. 2017
Other (Expense) Income - Changes in Fair Value of Related Party Payable	2018	2017	$	%

Other (expense) income - changes in fair value of related party payable	$(395)	$550	$(945)	(171.8)%
Percentage of total revenues	(1.2)%	1.0%

We recorded expense of $395 and income of $550 to increase and reduce the fair value of these liabilities during the three months ended March 31, 2018 and 2017, respectively, due to the same reasons associated with the Éclat product sales forecasts as described in the section “Changes in Fair Value of Related Party Contingent Consideration” for these periods. As noted in our critical accounting estimates section, there are a number of estimates we use when determining the fair value of the related party payable payments. These estimates include the long-term pricing environment, market size, the market share the related products are forecast to achieve and an appropriate discount rate to use when present valuing the related cash flows. These estimates often do change based on changes in current market conditions, competition and other factors.

			Three Months Ended
	Three Months Ended March 31,		Increase / (Decrease)
			2018 vs. 2017
Income Tax (Benefit) Provision:	2018	2017	$	%

Income tax (benefit) provision	$(2,327)	$8,539	$(10,866)	(127.3)%
Percentage of income (loss) before income taxes	(16.0)%	(24.8)%

The items accounting for the difference between the income tax provision computed at the statutory rate and the Company’s effective tax rate for the three months ended March 31, 2018 and 2017, are as follows:

	Three Months Ended March 31,
	2018	2017

Statutory tax rate	12.5%	12.5%
International tax rates differential	8.9%	17.0%
Change in valuation allowance	(4.7)%	2.0%
Nondeductible change in fair value of contingent consideration	(3.8)%	(7.2)%
Nondeductible stock-based compensation	(1.1)%	(0.2)%
Unrecognized tax benefits	(1.5)%	0.8%
State and local income taxes, net of federal	0.1%	0.1%
Change in U.S. tax law	—%	—%
Other	5.6%	(0.2)%
Effective income tax rate	16.0%	24.8%

Income tax (benefit) provision - at statutory tax rate	$(1,820)	$4,306
International tax rates differential	(1,298)	5,860
Change in valuation allowance	690	684
Nondeductible change in fair value of contingent consideration	551	(2,476)
Nondeductible stock-based compensation	160	(55)
Unrecognized tax benefits	220	259
State and local income taxes, net of federal	(19)	34
Change in U.S. tax law	—	—
Other	(811)	(73)
Income tax (benefit) provision - at effective income tax rate	$(2,327)	$8,539

The income tax benefit and provision for the three months ended March 31, 2018 and 2017 was $2,327 and $8,539, respectively. The decrease in the income tax provision for the three months ended March 31, 2018 is primarily the result of decreases in income in the United States and Ireland, and was partially offset by a reduction in the amount of nondeductible contingent consideration and a lower statutory tax rate in the United States when compared to the same period in 2017. We have not made any additional measurement period adjustments related to US federal tax reform legislation (the “Tax Act”) enacted on December 22, 2017 during the three months ended March 31, 2018. We are still evaluating the provisions of the Tax Act and its impact on our condensed consolidated financial statements.

Liquidity and Capital Resources
The Company’s cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the following table:

			Three Months Ended
	Three Months Ended March 31,		Increase / (Decrease)
			2018 vs. 2017
Net cash provided by (used in):	2018	2017	$	%

Operating activities	$(18,008)	$25,308	$(43,316)	(171.2)%
Investing activities	(80,739)	(31,989)	(48,750)	(152.4)%
Financing activities	122,915	(406)	123,321	30,374.6%

Operating Activities
Net cash used in operating activities of $18,008 for the three months ended March 31, 2018 decreased $43,316 compared to net cash provided by operating activities in the same prior year period. This decrease in operating cash flow is primarily due to lower cash earnings (net income or loss adjusted for non-cash credits and charges) of $27,439 when compared to the same period last year, largely driven from lower gross margin on the decrease in revenues and higher SG&A expenses driven from the launch of Noctiva. The decrease in operating cash flow was also due to lower cash provided by changes in operating assets and liabilities of $16,039 when compared to the same period last year, largely driven by the increase in accounts receivable and decreases in accrued expenses and income taxes.
Investing Activities
Cash used in investing activities of $80,739 for the three months ended March 31, 2018 increased $48,750 compared to the same prior year period. Net cash used in the purchase and redemption of marketable securities increased $49,043 quarter over quarter from $31,655 for the three months ended March 31, 2017, compared to $80,698 for three months ended March 31, 2018. During 2018, the Company used a portion of the proceeds from its 2018 Notes to purchase marketable securities.
Financing Activities
Cash provided by financing activities for the three months ended March 31, 2018 was $122,915 compared to cash used in financing activities of $406 for the same prior year period. During the three months ended March 31, 2018, $143,750 of cash was provided by financing activities through the issuance of the 2018 Notes. A portion of the proceeds from the offering of the 2018 Notes was used for share repurchases totaling $18,000 and to pay direct expenses associated with the issuance of the 2018 Notes of $5,391 during the first quarter of 2018.
Cash used by financing activities for the three months ended March 31, 2017 primarily consisted of earn out payments for related party contingent consideration.
Liquidity and Risk Management
We believe that our existing cash and marketable securities balances will be sufficient to fund our cash use from operations and to meet our existing obligations for the foreseeable future. The adequacy of our cash resources depends on many assumptions, including primarily our assumptions with respect to product revenues and expenses, as well as the other factors set forth in “Risk Factors” within Part I, Item 1A of the 2017 Form 10-K. To continue to grow our business, we will need to commit substantial resources, which could result in future losses or otherwise limit our opportunities or affect our ability to operate our business. Our assumptions may prove to be wrong or other factors may adversely affect our business, and as a result we could exhaust or significantly decrease our available cash and marketable securities balances which could, among other things, force us to raise additional funds and/or force us to reduce our expenses, either of which could have a material adverse effect on our business.
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
Borrowings
In February 2018, we issued $143,750 aggregate principal amount of 4.50% exchangeable senior notes due 2023 (the “2018 Notes”), as discussed in more detail in Note 9 : Long-Term Debt, to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. We received net proceeds of approximately $137,560 from the sale of the 2018 Notes, after deducting fees and expenses of $6,190.

The 2018 Notes are senior unsecured obligations and bear interest at a rate of 4.50% per year, payable semi-annually in arrears on February 1 and August 1 of each year, beginning on August 1, 2018. The 2018 Notes will mature on February 1, 2023, unless earlier repurchased or converted. Upon conversion of the 2018 Notes, such 2018 Notes will be convertible into, at our election, cash, ADSs or a combination of cash and ADSs at a conversion rate of 92.6956 ADSs per $1 principal amount of 2018 Notes, which is equivalent to an initial exchange price of approximately $10.79 per ADS.

Share Repurchase Programs
In March 2017, the Board of Directors approved an authorization to repurchase up to $25,000 of Avadel ordinary shares represented by ADSs in the open market with an indefinite duration. Additionally, on February 12, 2018, the Board of Directors approved an authorization to repurchase up to $18,000 of Avadel ordinary shares represented by American Depository Shares in connection with our 2018 Notes offering completed on February 16, 2018. On March 27, 2018, the Board of Directors authorized a share repurchase program of up to $7,000 of Avadel ordinary shares represented by ADSs. Each of these programs has been completed through the date of this report.
Other Matters
Litigation
The Company is subject to potential liabilities generally incidental to our business arising out of present and future lawsuits and claims related to product liability, personal injury, contract, commercial, intellectual property, tax, employment, compliance and other matters that arise in the ordinary course of business. The Company accrues for potential liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. At March 31, 2018 and December 31, 2017, there were no contingent liabilities with respect to any threat of litigation, arbitration or administrative or other proceeding that are reasonably likely to have a material adverse effect on the Company’s condensed consolidated financial position, results of operations, cash flows or liquidity.
Material Commitments
The Company has a commitment to purchase finished product from a contract manufacturer for the year ended December 31, 2018. The commitment for this arrangement, at minimum quantities and at the 2018 contractual price is $1,304. Also, the Company has a commitment to purchase finished product from a contract manufacturer for a five-year period commencing in 2018. Commitments for this arrangement, at minimum quantities and at the 2018 contractual price over the remaining life of the contract, are as follows for the years ended December 31:

Purchase Commitment	Balance

2018	$660
2019	1,320
2020	1,320
2021	1,320
2022	1,320
Thereafter	220
Total	$6,160

Other than commitments disclosed in Note 14 : Contingent Liabilities and Commitments to the Company’s consolidated financial statements included in Part II, Item 8 of the Company’s 2017 Annual Report on Form 10-K and those noted above, there were no other material commitments outside of the normal course of business. Material commitments in the normal course of business include long-term debt and post-retirement benefit plan obligations which are disclosed in Note 9 : Long-Term Debt and Note 12 : Post-Retirement Benefit Plans, respectively, to the Company’s consolidated financial statements included in Part II, Item 8 of the Company’s 2017 Annual Report on Form 10-K and long-term contingent consideration payable as disclosed in Note 8 : Long-Term Related Party Payable, to the Company’s condensed consolidated financial statements included in Part I, Item 1 of this report.
Contractual Obligations
Disclosures regarding contractual obligations are included in Part II, Item 7 of the Company’s 2017 Annual Report on Form 10-K and updated in Note 8 : Long-Term Related Party Payable to the Company’s condensed consolidated financial statements included in Part I, Item 1 of this Report.
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
Foreign Exchange Risk
We are exposed to foreign currency exchange risk as the functional currency financial statements of foreign subsidiaries are translated to U.S. dollars. The assets and liabilities of our foreign subsidiaries having a functional currency other than the U.S. dollar are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and at the average exchange rate for the reporting period for revenue and expense accounts. The cumulative foreign currency translation adjustment is recorded as a component of accumulated other comprehensive loss in shareholders’ equity. The reported results of our foreign subsidiaries will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. Our primary currency translation exposure is related to our subsidiaries that have functional currencies denominated in Euro. A 10% strengthening/weakening in the rates used to translate the results of our foreign subsidiaries that have functional currencies denominated in the euro as of March 31, 2018 would have had an immaterial impact on net income for the three months ended March 31, 2018.

Transactional exposure arises where transactions occur in currencies other than the functional currency. Transactions in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction. The resulting monetary assets and liabilities are translated into the appropriate functional currency at exchange rates prevailing at the balance sheet date and the resulting gains and losses are reported in foreign exchange gain (loss) in the condensed consolidated statements of income (loss).  As of March 31, 2018, our primary exposure to transaction risk related to Euro net monetary assets and liabilities held by subsidiaries with a U.S. dollar functional currency. Realized and unrealized foreign exchange gains resulting from transactional exposure were $167 for the three months ended March 31, 2018.

ITEM 4.     CONTROLS AND PROCEDURES.
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2018, the end of the period covered by this quarterly report on Form 10-Q.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on their evaluation, as of the end of the period covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of March 31, 2018.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or 15d-15 that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
The information contained in Note 18 : Commitments and Contingencies  to the Company’s condensed consolidated financial statements included in Part I, Item 1 of this Report is incorporated by reference herein.
ITEM 1A.    RISK FACTORS.
There have been no material changes in our risk factors from those previously disclosed in the Company’s 2017 Annual Report.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table summarizes the repurchase activity of our ordinary shares during the three months ended March 31, 2018. The repurchase activity presented below includes market repurchases of shares.

In March 2017, the Board of Directors approved an authorization to repurchase up to $25,000 of Avadel ordinary shares represented by ADSs.

In February 2018, the Board of Directors approved an authorization to repurchase up to $18,000 of Avadel ordinary shares represented by American Depository Shares in connection with our 2018 Notes offering completed on February 16, 2018.

In March 2018, the Board of Directors approved an authorization to repurchase up to $7,000 of Avadel ordinary shares represented by ADSs. Repurchases may be made until December 31, 2018 in open-market transactions on or off the exchange, in privately negotiated transactions, or through other means as determined by the Company’s management and in accordance with the regulations of the SEC.

Issuer Purchases of Equity Securities
First Quarter 2018
(in thousands, except per share data)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2018	—	$—	—	$2,639
February 1 - February 28, 2018	2,002	8.99	2,002	2,639
March 1 - March 31, 2018	305	7.26	305	7,425
Total	2,307	$8.76	2,307	$7,425

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

AVADEL PHARMACEUTICALS PLC
(Registrant)

Date: May 4, 2018	By:	/s/ Michael F. Kanan
Michael F. Kanan
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)