Form 10-Q
period 2018-06-30
AVADEL PHARMACEUTICALS PLC
filed 2018-08-07
CIK 1012477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

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

At August 2, 2018, 36,764,564 ordinary shares, nominal value $0.01 each, of the Company were outstanding.

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

More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 16, 2018, in particular under the captions “Forward-Looking Statements” and “Risk Factors.” In addition, please refer to Part II, Item 1.A. of this quarterly report on Form 10-Q for an update to a risk factor relating to litigations involving patents covering our NoctivaTM product.

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

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

AVADEL PHARMACEUTICALS PLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenues:
Product sales	$29,116	$47,105	$62,277	$98,862
License revenue	114	(794)	246	(44)
Total revenues	29,230	46,311	62,523	98,818
Operating expenses:
Cost of products	3,512	4,561	10,104	8,463
Research and development expenses	11,890	6,792	21,841	13,998
Selling, general and administrative expenses	27,843	12,429	52,330	24,241
Intangible asset amortization	1,609	564	3,376	1,128
Gain - changes in fair value of related party contingent consideration	(12,889)	(13,230)	(9,921)	(20,201)
Restructuring costs	50	1,069	203	3,722
Total operating expenses	32,015	12,185	77,933	31,351
Operating (loss) income	(2,785)	34,126	(15,410)	67,467
Investment and other income (expense), net	583	764	637	1,585
Interest expense, net	(2,980)	(263)	(4,577)	(526)
Other income - changes in fair value of related party payable	1,402	1,670	1,007	2,220
(Loss) income before income taxes	(3,780)	36,297	(18,343)	70,746
Income tax (benefit) provision	(342)	7,370	(2,669)	15,909
Net (loss) income	$(3,438)	$28,927	$(15,674)	$54,837

Net (loss) income per share - basic	$(0.09)	$0.70	$(0.42)	$1.33
Net (loss) income per share - diluted	(0.09)	0.68	(0.42)	1.29

Weighted average number of shares outstanding - basic	36,772	41,091	37,666	41,233
Weighted average number of shares outstanding - diluted	36,772	42,487	37,666	42,625

See accompanying notes to condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net (loss) income	$(3,438)	$28,927	$(15,674)	$54,837
Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain	(482)	117	(233)	247
Net other comprehensive income (loss), net of ($11), ($26), ($70) and ($92) tax, respectively	78	594	(160)	638
Total other comprehensive (loss) income, net of tax	(404)	711	(393)	885
Total comprehensive (loss) income	$(3,842)	$29,638	$(16,067)	$55,722

See accompanying notes to condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2018	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$12,477	$16,564
Marketable securities	134,629	77,511
Accounts receivable	14,940	14,785
Inventories	5,724	6,157
Prepaid expenses and other current assets	7,206	8,958
Total current assets	174,976	123,975
Property and equipment, net	2,439	3,001
Goodwill	18,491	18,491
Intangible assets, net	70,962	92,289
Research and development tax credit receivable	6,124	5,272
Other non-current assets	22,244	10,249
Total assets	$295,236	$253,277

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$108	$111
Current portion of long-term related party payable	14,067	25,007
Accounts payable	11,169	7,477
Deferred revenue	1,724	2,007
Accrued expenses	21,493	50,926
Other current liabilities	3,052	1,011
Total current liabilities	51,613	86,539
Long-term debt, less current portion	113,038	156
Long-term related party payable, less current portion	38,050	73,918
Other non-current liabilities	13,989	7,084
Total liabilities	216,690	167,697

Shareholders’ equity:
Preferred shares, $0.01 nominal value; 50,000 shares authorized at June 30, 2018 and December 31, 2017, respectively; none issued or outstanding at June 30, 2018 and December 31, 2017, respectively	—	—
Ordinary shares, nominal value of $0.01; 500,000 shares authorized; 42,148 issued and 36,740 outstanding at June 30, 2018 and 41,463 issued and 39,346 outstanding at December 31, 2017	421	414
Treasury shares, at cost, 5,408 and 2,117 shares held at June 30, 2018 and December 31, 2017, respectively	(49,998)	(22,361)
Additional paid-in capital	430,141	393,478
Accumulated deficit	(278,359)	(262,685)
Accumulated other comprehensive loss	(23,659)	(23,266)
Total shareholders’ equity	78,546	85,580
Total liabilities and shareholders’ equity	$295,236	$253,277
 See accompanying notes to condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2018	2017

Cash flows from operating activities:
Net (loss) income	$(15,674)	$54,837
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,810	1,611
Amortization of premiums on marketable securities	1,693	34
Foreign exchange loss	(160)	1,304
Remeasurement of related party acquisition-related contingent consideration	(9,921)	(20,201)
Remeasurement of related party financing-related contingent consideration	(1,007)	(2,220)
Amortization of debt discount and debt issuance costs	2,019	—
Change in deferred tax and income tax deferred charge	(3,247)	322
Stock-based compensation expense	4,358	4,055
Other adjustments	251	(115)
Net changes in assets and liabilities
Accounts receivable	(157)	(1,446)
Inventories	(242)	(2,489)
Prepaid expenses and other current assets	1,587	(264)
Research and development tax credit receivable	(1,003)	(1,175)
Accounts payable & other current liabilities	5,206	4,931
Accrued expenses	(9,831)	12,747
Earn-out payments for related party contingent consideration in excess of acquisition-date fair value	(11,113)	(16,515)
Royalty payments for related party payable in excess of original fair value	(1,618)	(2,287)
Other assets and liabilities	(2,893)	407
Net cash (used in) provided by operating activities	(37,942)	33,536

Cash flows from investing activities:
Purchases of property and equipment	(99)	(321)
Purchase of intangible asset	(20,000)	—
Proceeds from sales of marketable securities	253,525	51,820
Purchases of marketable securities	(312,638)	(67,743)
Net cash used in investing activities	(79,212)	(16,244)

Cash flows from financing activities:
Earn-out payments for related party contingent consideration	(645)	(665)
Proceeds from debt issuance	143,750	—
Payments for debt issuance costs	(5,760)	—
Share repurchases	(27,637)	(13,081)
Cash proceeds from the issuance of ordinary shares and warrants	3,446	376
Other financing activities, net	6	12
Net cash provided by (used in) financing activities	113,160	(13,358)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(93)	358

Net change in cash and cash equivalents	(4,087)	4,292
Cash and cash equivalents at January 1,	16,564	39,215
Cash and cash equivalents at June 30,	$12,477	$43,507

Supplemental disclosures of cash flow information:
Interest paid	$394	$525
Income taxes paid	$409	$9,605

See accompanying notes to condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

NOTE 1 : Summary of Significant Accounting Policies
Nature of Operations.  Avadel Pharmaceuticals plc (“Avadel,” the “Company,” “we,” “our,” or “us”) is a branded specialty pharmaceutical company focused on being a leading provider of innovative medicines for chronic urological, central nervous system, and sleep disorders. We are committed to growing our portfolio of product offerings across these therapeutic categories through acquisition and internal development. We also have a commercial portfolio of sterile injectables used in the hospital setting. The Company is headquartered in Dublin, Ireland with operations in St. Louis, Missouri and Lyon, France. For more information, please visit www.avadel.com.
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
Our results of operations for the period January 1, 2018 through February 16, 2018 and for the three and six months ended June 30, 2017 include the results of FSC Therapeutics and FSC Laboratories, Inc., which is also a subsidiary of the Company (collectively “FSC”), prior to its February 16, 2018 disposition date. See Note 12 : Divestiture of the Pediatric Assets, for additional information. All intercompany accounts and transactions have been eliminated.
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

In February 2016, the FASB issued ASU 2016-02, “Leases” which supersedes ASC 840 “Leases” and creates a new topic, ASC 842 “Leases.” This update requires lessees to recognize on their balance sheet a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier application permitted. This update will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the effect of this new accounting standard on our condensed consolidated financial statements.

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

When the Company performs shipping and handling activities after the transfer of control to the customer (e.g., when control transfers prior to delivery), they are considered as fulfillment activities, and accordingly, the costs are accrued for when the related revenue is recognized. The Company determines that such services do not transfer a good/service to the customer, but are considered administrative in nature to sell products to customers and accounts for such services as a fulfillment activity.

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

A receivable is recognized in the period the Company sells its products and when the Company’s right to consideration is unconditional. See the condensed consolidated balance sheets for the balance of accounts receivable at June 30, 2018.

See below for contract liability discussion and balance related to a license agreement.

There were no material deferred contract costs at June 30, 2018.

Transaction Price Allocated to the Remaining Performance Obligation

For product sales, the Company generally satisfies its performance obligations within the same period the product is delivered. For certain licenses of intellectual property, specifically those with performance obligations satisfied over time, the Company allocates a portion of the transaction price to that performance obligation and recognizes revenue using an appropriate measure of progress towards development of the product. At June 30, 2018, the Company had deferred revenue of $1,724 representing the unsatisfied performance obligations associated with a license agreement.

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
The following table summarizes the financial instruments measured at fair value on a recurring basis classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the accompanying condensed consolidated balance sheets:

	As of June 30, 2018			As of December 31, 2017
Fair Value Measurements:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Marketable securities (see Note 5)
Equity securities	$10,312	$—	$—	$468	$—	$—
Money market funds	66,430	—	—	44,481	—	—
Corporate bonds	—	35,038	—	—	9,262	—
Government securities - U.S.	—	14,899	—	—	19,050	—
Other fixed-income securities	—	7,950	—	—	4,250	—
Total assets	$76,742	$57,887	$—	$44,949	$32,562	$—

Related party payable (see Note 8)	—	—	52,177	—	—	98,925
Total liabilities	$—	$—	$52,177	$—	$—	$98,925
A review of fair value hierarchy classifications is conducted on a quarterly basis.  Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. During the periods ended June 30, 2018 and December 31, 2017, respectively, there were no transfers in and out of Level 1, 2, or 3. During the three month periods ended June 30, 2018 and 2017, respectively, we did not recognize any other-than-temporary impairment loss.
Some of the Company’s financial instruments, such as cash and cash equivalents, accounts receivable and accounts payable, are reflected in the balance sheet at carrying value, which approximates fair value due to their short-term nature.

Debt

We estimate the fair value of our $143,750 aggregate principal amount of 4.50% exchangeable senior notes due 2023 (the “2018 Notes”) based on interest rates that would be currently available to the Company for issuance of similar types of debt instruments with similar terms and remaining maturities, which is classified as a Level 2 input. The estimated fair value of the 2018 Notes at June 30, 2018 is $110,294.

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
On January 1, 2018, the Company adopted ASU 2016-01, which requires the change in the fair value of available-for-sale equity investments to be recognized in our condensed consolidated statements of income (loss) rather than as a component of our condensed consolidated statement of comprehensive income (loss). For the three months ended June 30, 2018, the net unrealized gain on our available-for-sale equity investments was $112 and for the six months ended June 30, 2018, the net unrealized loss on our available-for-sale equity investments was $186, and were recorded as a component of investment income in the accompanying condensed consolidated statements of income (loss). For comparability purposes, net unrealized gains on our available-for-sale equity investments of $186 and $894 were recorded as other comprehensive income in shareholders’ equity, net of income tax effects for the three and six months ended June 30, 2017.
The following tables show the Company’s available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category as of June 30, 2018 and December 31, 2017, respectively:

	June 30, 2018
Marketable Securities:	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value

Equity securities	$10,498	$35	$(221)	$10,312
Money market funds	66,343	87	—	66,430
Corporate bonds	35,271	7	(240)	35,038
Government securities - U.S.	15,027	5	(133)	14,899
Other fixed-income securities	7,970	4	(24)	7,950
Total	$135,109	$138	$(618)	$134,629

	December 31, 2017
Marketable Securities:	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value

Equity securities	$443	$31	$(6)	$468
Money market funds	44,525	—	(44)	44,481
Corporate bonds	9,285	1	(24)	9,262
Government securities - U.S.	19,080	—	(30)	19,050
Other fixed-income securities	4,259	—	(9)	4,250
Total	$77,592	$32	$(113)	$77,511

We determine realized gains or losses on the sale of marketable securities on a specific identification method. We recognized gross realized gains of $22 and $12 for the three months ended June 30, 2018, and 2017, respectively. These realized gains were offset by realized losses of $194 and $228 for the three months ended June 30, 2018, and 2017, respectively. We recognized gross realized gains of $235 and $101 for the six months ended June 30, 2018, and 2017, respectively. These realized gains were offset by realized losses of $328 and $746 for the six months ended June 30, 2018, and 2017, respectively. We reflect these gains and losses as a component of investment income in the accompanying condensed consolidated statements of income (loss).
The following table summarizes the estimated fair value of our investments in marketable debt securities, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities as of June 30, 2018:

	Maturities
Marketable Debt Securities:	Less than 1 Year	1-5 Years	5-10 Years	Greater than 10 Years	Total

Corporate bonds	$20,673	$14,365	$—	$—	$35,038
Government securities - U.S.	—	13,909	—	990	14,899
Other fixed-income securities	51	7,899	—	—	7,950
Total	$20,724	$36,173	$—	$990	$57,887
The Company has classified our investment in available-for-sale marketable securities as current assets in the condensed consolidated balance sheets as the securities need to be available for use, if required, to fund current operations. There are no restrictions on the sale of any securities in our investment portfolio.

NOTE 6 : Inventories
The principal categories of inventories, net reserves of $2,852 and $1,039 at June 30, 2018 and December 31, 2017, respectively, are comprised of the following:

Inventory:	June 30, 2018	December 31, 2017

Finished goods	$4,425	$4,774
Raw materials	1,299	1,383
Total	$5,724	$6,157

NOTE 7 : Goodwill and Intangible Assets
The Company’s amortizable and unamortizable intangible assets at June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018			December 31, 2017
Goodwill and Intangible Assets:	Gross Value	Accumulated Amortization	Net Carrying Amount	Gross Value	Accumulated Amortization	Net Carrying Amount

Amortizable intangible assets:
Acquired developed technology - Noctiva	$73,111	$(4,186)	$68,925	$73,111	$(1,401)	$71,710
Acquired developed technology - Vazculep	12,061	(10,024)	2,037	12,061	(9,616)	2,445
Acquired product marketing rights (1)	—	—	—	16,600	(2,132)	14,468
Acquired developed technology (1)	—	—	—	4,300	(634)	3,666
Total amortizable intangible assets	$85,172	$(14,210)	$70,962	$106,072	$(13,783)	$92,289

Unamortizable intangible assets:
Goodwill	$18,491	$—	$18,491	$18,491	$—	$18,491
Total unamortizable intangible assets	$18,491	$—	$18,491	$18,491	$—	$18,491

(1) These intangible assets were assumed by the buyer as part of the disposition of the pediatrics products on February 16, 2018. See Note 12 : Divestiture of the Pediatric Assets.
The Company recorded amortization expense related to amortizable intangible assets of $1,609 and $564 for the three months ended June 30, 2018 and 2017, respectively and $3,376 and $1,128 for the six months ended June 30, 2018 and 2017, respectively.
Amortizable intangible assets are amortized over their estimated useful lives, which range from three to fifteen years. Estimated amortization of intangible assets for the next five years is as follows:

Estimated Amortization Expense:	Amount

2018	$6,619
2019	6,439
2020	6,439
2021	5,624
2022	5,624

NOTE 8 : Long-Term Related Party Payable
Long-term related party payable and related activity are reported at fair value and consist of the following at June 30, 2018 and December 31, 2017:

		Activity during the Six Months Ended June 30, 2018
			Changes in Fair Value of Related Party Payable
Long-Term Related Party Payable:	Balance, December 31, 2017	Payments to Related Parties	Operating Expense	Other Expense	Warrant Exercise	Disposal	Balance, June 30, 2018

Acquisition-related contingent consideration:
Warrants - Éclat Pharmaceuticals (a)	$2,479	$—	$(312)	$—	$(2,167)	$—	$—
Earn-out payments - Éclat Pharmaceuticals (b)	67,744	(11,113)	(9,851)	—	—	—	46,780
Royalty agreement - FSC (c)	5,740	(645)	242	—	—	(5,337)	—
Financing-related:							—
Royalty agreement - Deerfield (d)	5,392	(1,096)	—	(682)	—	—	3,614
Royalty agreement - Broadfin (e)	2,570	(522)	—	(325)	—	—	1,723
Long-term liability - FSC (f)	15,000	—	—	—	—	(15,000)	—
Total related party payable	98,925	$(13,376)	$(9,921)	$(1,007)	$(2,167)	$(20,337)	52,117
Less: Current portion	(25,007)						(14,067)
Total long-term related party payable	$73,918						$38,050
Long-term related party payable and related activity are reported at fair value and consist of the following at June 30, 2018 and March 31, 2018:

		Activity during the Three Months Ended June 30, 2018
			Changes in Fair Value of Related Party Payable
Long-Term Related Party Payable:	Balance, March 31, 2018	Payments to Related Parties	Operating Expense	Other Expense	Balance, June 30, 2018

Acquisition-related contingent consideration:
Earn-out payments - Éclat Pharmaceuticals (b)	$64,983	$(5,323)	$(12,880)	$—	$46,780
Royalty agreement - FSC (c)	252	(243)	(9)	—	—
Financing-related:
Royalty agreement - Deerfield (d)	5,101	(537)	—	(950)	3,614
Royalty agreement - Broadfin (e)	2,431	(256)	—	(452)	1,723
Total related party payable	72,767	$(6,359)	$(12,889)	$(1,402)	52,117
Less: Current portion	(21,121)				(14,067)
Total long-term related party payable	$51,646				$38,050

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

At June 30, 2018, the fair value of each related party payable listed in (b), (d) and (e) above was estimated using a discounted cash flow model based on estimated and projected annual net revenues or gross profit, as appropriate, of each of the specified Éclat products using an appropriate risk-adjusted discount rate of 15%. These fair value measurements are based on significant inputs not observable in the market and thus represent a level 3 measurement as defined in ASC 820. Subsequent changes in the fair value of the acquisition-related related party payables, resulting primarily from management’s revision of key assumptions, will be recorded in the condensed consolidated statements of income (loss) in the line items entitled “Changes in fair value of related party contingent consideration” for items noted in (b) above and in “Other expense - changes in fair value of related party payable” for items (d) and (e) above. See Note 1: Summary of Significant Accounting Policies under the caption Acquisition-related Contingent Consideration and Financing-related Royalty Agreements in Part II, Item 8 of the Company’s 2017 Annual Report on Form 10-K for more information on key assumptions used to determine the fair value of these liabilities.
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
The following table summarizes changes to the related party payables, a recurring Level 3 measurement, for the six-month periods ended June 30, 2018 and 2017, respectively:

Related Party Payable Rollforward:	Balance

Balance, December 31, 2016	$169,347
Payments of related party payable	(19,467)
Fair value adjustments (1)	(22,421)
Balance, June 30, 2017	$127,459

Balance, December 31, 2017	$98,925
Payments of related party payable	(13,376)
Fair value adjustments (1)	(10,928)
Warrant exercise	(2,167)
Disposition of the pediatrics products	(20,337)
Balance, June 30, 2018	$52,117
(1) Fair value adjustments are reported as changes in fair value of related party contingent consideration and Other expense - changes in fair value of related party payable in the condensed consolidated statements of income (loss).

NOTE 9 : Long-Term Debt
Long-Term debt is summarized as follows:

	June 30, 2018	December 31, 2017
Principal amount of 4.50% exchangeable senior notes due 2023	$143,750	$—
Less: debt discount and issuance costs, net	30,869	—
Net carrying amount of liability component	112,881	—
Other	265	267
Subtotal	113,146	267
Less: current maturities	(108)	(111)
Long-term debt	$113,038	$156

Equity component:
Equity component of exchangeable notes, net of issuance costs	$26,699	$—
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

Other Debt

French government agencies provide financing to French companies for R&D. At June 30, 2018 and December 31, 2017, the Company had outstanding loans of $265 and $267, respectively for various programs. These loans do not bear interest and are repayable only in the event the research project is technically or commercially successful. Potential repayment is scheduled to occur through 2019.

NOTE 10 : Income Taxes
The components of income (loss) before income taxes are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Income (Loss) Before Income Taxes:	2018	2017	2018	2017

Ireland	$(10,962)	$2,684	$(15,889)	$9,348
United States	7,019	34,651	(2,816)	66,661
France	163	(1,038)	362	(5,263)
Total income (loss) before income taxes	$(3,780)	$36,297	$(18,343)	$70,746

The items accounting for the difference between the income tax provision computed at the statutory rate and the Company’s effective tax rate are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Income Tax Rate Reconciliation:	2018	2017	2018	2017

Statutory tax rate	12.5%	12.5%	12.5%	12.5%
International tax rates differential	(1.5)%	20.4%	6.8%	18.7%
Change in valuation allowance	(39.4)%	0.6%	(11.9)%	1.3%
Change in fair value of nondeductible contingent consideration	67.6%	(13.1)%	10.9%	(10.2)%
Nondeductible stock-based compensation	(4.7)%	—%	(1.8)%	—%
Unrecognized tax benefits	(7.6)%	—%	(2.8)%	—%
State and local income taxes, net of federal	1.0%	—%	0.3%	—%
Change in U.S. tax law	—%	—%	—%	—%
Other	(18.9)%	(0.1)%	0.6%	0.2%
Effective income tax rate	9.0%	20.3%	14.6%	22.5%

Income tax (benefit) provision - at statutory tax rate	$(473)	$4,537	$(2,293)	$8,843
International tax rates differential	57	7,399	(1,241)	13,259
Change in valuation allowance	1,491	230	2,181	914
Change in fair value of nondeductible contingent consideration	(2,556)	(4,757)	(2,005)	(7,232)
Nondeductible stock-based compensation	176	—	336	—
Unrecognized tax benefits	288	—	508	—
State and local income taxes, net of federal	(38)	—	(57)	—
Change in U.S. tax law	—	—	—	—
Other	713	(39)	(98)	125
Income tax (benefit) provision - at effective income tax rate	$(342)	$7,370	$(2,669)	$15,909

The income tax benefit and provision for the three months ended June 30, 2018 and 2017 was $342 and $7,370, respectively. The decrease in the income tax provision for the three months ended June 30, 2018 is primarily the result of a reduction in the amount of taxable income earned in the United States and Ireland and was partially offset by a decrease in the amount of nondeductible contingent consideration when compared to the same period in 2017. We have not made any additional measurement period adjustments related to US federal tax reform legislation (the “Tax Act”) enacted on December 22, 2017 during the three months ended June 30, 2018. We are still evaluating the provisions of the Tax Act and its impact on our condensed consolidated financial statements.
The income tax benefit and provision for the six months ended June 30, 2018 and 2017 was $2,669 and $15,909, respectively. The decrease in the income tax provision for the six months ended June 30, 2018 is primarily the result of decreases in the amount of taxable income in the United States and Ireland, and was partially offset by a reduction in the amount of nondeductible contingent consideration when compared to the same period in 2017. We have not made any additional measurement period adjustments related to the Tax Act during the six months ended June 30, 2018. We are still evaluating the provisions of the Tax Act and its impact on our condensed consolidated financial statements.

NOTE 11 : Other Assets and Liabilities
Various other assets and liabilities are summarized as follows:

Prepaid Expenses and Other Current Assets:	June 30, 2018	December 31, 2017

Valued-added tax recoverable	$888	$1,206
Prepaid and other expenses	4,837	7,106
Guarantee from Armistice (see Note 12)	489	—
Income tax receivable	868	518
Other	124	128
Total	$7,206	$8,958

Other Non-Current Assets:	June 30, 2018	December 31, 2017

Deferred tax assets	$6,464	$3,877
Long-term deposits	4,827	3,350
Guarantee from Armistice (see Note 12)	5,964	—
Right of use assets at contract manufacturing organizations	4,876	2,909
Other	113	113
Total	$22,244	$10,249

Accrued Expenses	June 30, 2018	December 31, 2017

Accrued compensation	$3,115	$3,157
Accrued social charges	923	1,204
Accrued employee severance (see Note 13)	633	1,000
Customer allowances	7,813	10,613
Accrued Exclusive License and Assignment Agreement (ELAA) payment	—	20,000
Accrued contract manufacturing organization charges	1,076	2,327
Accrued contract sales organization and marketing costs	3,999	7,641
Other	3,934	4,984
Total	$21,493	$50,926

Other Non-Current Liabilities:	June 30, 2018	December 31, 2017

Provision for retirement indemnity	$1,271	$1,303
Customer allowances	1,764	1,636
Unrecognized tax benefits	4,229	3,954
Guarantee to Deerfield (see Note 12)	5,985	—
Other	740	191
Total	$13,989	$7,084
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

Deerfield Guarantee

In connection with the closing under the Purchase Agreement, the Company and Holdings provided their guarantee (the “Deerfield Guarantee”) in favor of Deerfield. Under the Deerfield Guarantee, the Company and Holdings guaranteed to Deerfield the payment by Cerecor of the Assumed Obligations under the Membership Interest Purchase Agreement between the Company and Deerfield dated February 5, 2016. The Assumed Obligations include (i) a quarterly payment of $263 beginning in July 2018 and ending in October 2020, amounting to an aggregate payment obligation of $2,625; (ii) a payment in January 2021 of $15,263; and (iii) a quarterly royalty payment of 15% on net sales of the FSC products through February 6, 2026 (“FSC Product Royalties”), in an aggregate amount of up to approximately $10,300. In addition, under the Deerfield Guarantee, the Company and Holdings guaranteed that Deerfield would receive certain minimum annual FSC Product Royalties through February 6, 2026 (the “Minimum Royalties”). Given the Company’s explicit guarantee to Deerfield, the Company recorded the guarantee in accordance with ASC 460. A valuation was performed, which was based largely on an analysis of the potential timing of each possible cash outflow described above and the likelihood of Cerecor’s default on such payments assuming an S&P credit rating of CCC+. The result of this valuation identified a guarantee liability of $6,643. This liability is being amortized proportionately based on undiscounted cash outflows through the remainder of the contract with Deerfield. At June 30, 2018, the carrying value of this liability was $6,476.

Armistice Guarantee

In connection with the closing under the Purchase Agreement, Armistice Capital Master Fund, Ltd., the majority shareholder of Cerecor, guaranteed to Holdings the payment by Cerecor of the Assumed Obligations, including the Minimum Royalties. A valuation of the guarantee asset was performed in accordance with ASC 460 and a guarantee asset of $6,620 was recorded. This asset is being amortized proportionately based on undiscounted cash outflows through the remainder of the contract with Deerfield noted above. At June 30, 2018, the carrying value of this asset was $6,453.

The fair values of the Avadel guarantee to Deerfield and the guarantee received by Avadel from Armistice largely offset and when combined are not material.

Based on management’s review of ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, the disposition of our pediatric assets and related liabilities did not qualify for discontinued operations reporting. Our results of operations for the period January 1, 2018 through February 16, 2018 and for the three and six months ended June 30, 2017 include the results of FSC, prior to its February 16, 2018 disposition date.

The net impact of this transaction was not material to the condensed consolidated statements of income (loss).

NOTE 13 : Restructuring Costs
During the first quarter of 2017, the Company announced a plan to reduce our workforce at our Vennixeux, France site by approximately 50%.  This reduction is an effort to align the Company’s cost structure with our ongoing and future planned projects. In July 2017, the Company completed negotiations with the works council for our French operations and received approval from the French Labor Commission (DIRECCTE) to implement the plan. The reduction is substantially complete at June 30, 2018. Restructuring charges of $50 and $1,069 were recognized during the three months ended June 30, 2018 and 2017, respectively and $203 and $3,722 during the six months ended June 30, 2018 and 2017, respectively. The following table sets forth activities for the Company’s cost reduction plan obligations for the six months ended June 30, 2018 and 2017:

Severance Obligation:	2018	2017

Balance of restructuring accrual at January 1,	$1,000	$—
Charges for employee severance, benefits and other	203	3,722
Payments	(515)	—
Foreign currency impact	(55)	200
Balance of restructuring accrual at June 30,	$633	$3,922
The restructuring accrual at June 30, 2018 and 2017 is included in the condensed consolidated balance sheet in Accrued expenses.
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
The dilutive effect of the warrants, stock options and RSU’s has been calculated using the treasury stock method.

A reconciliation of basic and diluted net (loss) income per share, together with the related shares outstanding in thousands is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Net (Loss) Income Per Share:	2018	2017	2018	2017

Net (loss) income	$(3,438)	$28,927	$(15,674)	$54,837

Weighted average shares:
Basic shares	36,772	41,091	37,666	41,233
Effect of dilutive securities—options, RSU’s and warrants outstanding	—	1,396	—	1,392
Diluted shares	36,772	42,487	37,666	42,625

Net (loss) income per share - basic	$(0.09)	$0.70	$(0.42)	$1.33
Net (loss) income per share - diluted	$(0.09)	$0.68	$(0.42)	$1.29

Potential common shares of 18,831 and 4,993 were excluded from the calculation of weighted average shares for the three months ended June 30, 2018 and 2017, respectively, because their effect was considered to be anti-dilutive. Potential common shares of 15,300 and 5,074 were excluded from the calculation of weighted average shares for the six months ended June 30, 2018 and 2017, respectively, because their effect was considered to be anti-dilutive. For the three and six months ended June 30, 2018, the effects of dilutive securities were entirely excluded from the calculation of net (loss) income per share as a net loss was reported in this period.

NOTE 15 : Comprehensive Income (Loss)
The following table shows the components of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2018 and 2017, respectively, net of tax effects:

	Three Months Ended June 30,		Six Months Ended June 30,
Accumulated Other Comprehensive Income (Loss):	2018	2017	2018	2017

Foreign currency translation adjustment:
Beginning balance	$(22,953)	$(23,206)	$(23,202)	$(23,336)
Net other comprehensive income	(482)	117	(233)	247
Balance at June 30,	$(23,435)	$(23,089)	$(23,435)	$(23,089)

Unrealized gain (loss) on marketable securities, net
Beginning balance	$(302)	$(185)	$(64)	$(229)
Net other comprehensive income, net of ($11), ($26), ($70) and ($92) tax, respectively	78	594	(160)	638
Balance at June 30,	$(224)	$409	$(224)	$409
Accumulated other comprehensive loss at June 30,	$(23,659)	$(22,680)	$(23,659)	$(22,680)

The effect on the Company’s condensed consolidated financial statements of amounts reclassified out of accumulated other comprehensive income (loss) was immaterial for all periods presented.

NOTE 16 : Shareholders’ Equity
The following table presents a reconciliation of the Company’s beginning and ending balances in shareholders’ equity for the six months ended June 30, 2018:

Shareholders’ Equity:	2018

Shareholders’ equity - January 1,	$85,580
Net loss	(15,674)
Other comprehensive income	(393)
Exercise of stock options	535
Stock-based compensation expense	4,358
Share repurchases	(27,637)
Exercise of warrants (see Note 8)	2,911
Expiration of warrants (see Note 8)	2,167
Equity component of 2018 Notes (see Note 9)	26,699
Shareholders’ equity - June 30,	$78,546

Share Repurchases

In February 2018, the Board of Directors approved an authorization to repurchase up to $18,000 of Avadel ordinary shares represented by ADSs in connection with the offering of the 2018 Notes.

In March 2018, the Board of Directors approved an authorization to repurchase up to $7,000 of Avadel ordinary shares represented by ADSs, bringing the total authorization of $50,000 to repurchase shares. Repurchase may be made until December 31, 2018 in open-market transactions on or off the exchange, in privately negotiated transactions, or through other means as determined by the Company’s management and in accordance with the regulations of the SEC

During the three months ended June 30, 2018, the Company repurchased 984 ordinary shares for $7,424. At June 30, 2018, the Company fully completed its authorized share buyback program.

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
The following table presents a summary of total revenues by these products:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues by Product:	2018	2017	2018	2017

Bloxiverz	$5,544	$13,719	$13,035	$27,621
Vazculep	11,377	10,154	24,338	20,334
Akovaz	11,875	20,912	22,092	46,549
Noctiva	289	—	955	—
Other	31	2,320	1,857	4,358
Total product sales	29,116	47,105	62,277	98,862
License revenue	114	(794)	246	(44)
Total revenues	$29,230	$46,311	$62,523	$98,818

NOTE 18 : Commitments and Contingencies
Litigation
The Company is subject to potential liabilities generally incidental to our business arising out of present and future lawsuits and claims related to product liability, personal injury, contract, commercial, intellectual property, tax, employment, compliance and other matters that arise in the ordinary course of business. The Company accrues for potential liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. At June 30, 2018 and December 31, 2017, there were no contingent liabilities with respect to any threat of litigation, arbitration or administrative or other proceeding that are reasonably likely to have a material adverse effect on the Company’s condensed consolidated financial position, results of operations, cash flows or liquidity.
Some of the patents covering our NoctivaTM product (the “Noctiva Patents”) are the subject of litigation initiated by Ferring Pharmaceuticals Inc. and two of its foreign affiliates, who manufacture a competing product known as Nocdurna.  Nocdurna is not yet commercially sold in the U.S. but was approved by the FDA in June 2018.  In this litigation, Ferring seeks to invalidate and disputes the inventorship of the Noctiva Patents, seeks damages for various alleged breaches of contractual and common law duties, and seeks damages for alleged infringement by NoctivaTM of Ferring’s “Nocdurna” trademark.  Avadel and certain other parties including Serenity Pharmaceuticals, LLC (the licensor of the Noctiva Patents) are actively defending this litigation, and have made certain counterclaims against Ferring, including for infringement of the Noctiva Patents and a declaratory judgment of noninfringement with respect to Ferring’s “Nocdurna” trademark. The court has dismissed Ferring’s inventorship claim and its claims for alleged breaches of contractual and common law duties, although these dismissals may be appealed by Ferring.  Adverse outcomes from this litigation could result in a commercial launch of Nocdurna and could have other material adverse effects on our efforts to successfully commercialize NoctivaTM.

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

Purchase Commitment	Balance

2018	$660
2019	1,082
2020	1,320
2021	1,320
2022	1,320
Thereafter	220
Total	$5,922

The Company has a commitment with a contract manufacturer related to the construction and preparation of a production suite at the contract manufacturer’s facility. The Company expects to pay approximately $1,450 throughout the remainder of 2018 with respect to the initial build of the production suite. Subsequent to the initial build and preparation of the production suite, this commitment also includes annual production suite fees of approximately $3,000 to $4,000 which would commence at the time of FDA approval of the product and continue thereafter for five years.

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
Overview
General Overview
Avadel Pharmaceuticals plc (“Avadel,” the “Company,” “we,” “our,” or “us”) is a branded specialty pharmaceutical company focused on being a leading provider of innovative medicines for chronic urological, central nervous system, and sleep disorders. We are committed to growing our portfolio of product offerings across these therapeutic categories through acquisition and internal development. We also have a commercial portfolio of sterile injectables used in the hospital setting. The Company is headquartered in Dublin, Ireland with operations in St. Louis, Missouri and Lyon, France. For more information, please visit www.avadel.com. Our current portfolio of products and product candidates focuses on the urology, central nervous system (CNS), and hospital markets. Our current marketed products include:
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

UMD Products
Our revenues are primarily derived from our portfolio of sterile injectable products, Akovaz, Bloxiverz and Vazculep, which were previously UMDs. In 2006 the FDA announced its Marketed Unapproved Drugs - Compliance Policy Guide with the intention to incentivize pharmaceutical companies to pursue approvals for UMDs by removing unapproved competing products, thereby granting a period of market exclusivity until a generic can be approved. While these products have and will continue to produce cash flow, they have no Intellectual Property (IP) to delay or prevent competition and sales volumes and prices of our existing portfolio of these products have declined and may continue to decline as a result of competition; therefore, our Company seeks additional opportunities to grow and build long-term value with best-in-class proprietary protected products that seek to reduce competition from other companies.
Urology

On September 1, 2017 we entered into an exclusive license agreement with Serenity Pharmaceuticals LLC for the exclusive commercial rights for Noctiva™, the first product approved by FDA for the treatment of nocturia due to nocturnal polyuria, a condition characterized by the overproduction of urine at night, resulting in patients having to wake twice or more per night to void. It is estimated that approximately 40 million adults in the U.S. suffer from nocturia, representing a large market opportunity. We have fully staffed urology sales and marketing teams and will look to grow our urology offering through future acquisitions, in-licensing opportunities, and internal product development activities.
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

•
Generics Playing a Large Role in Healthcare: Generic pharmaceutical products will continue to play a large role in the U.S. healthcare system. Specifically, we have seen, or likely will see, additional generic competition to our current and future products and we continue to expect generic competition in the future.

•
Access to and Cost of Capital: The process of raising capital and associated cost of such capital for a company of our financial profile can be difficult and potentially expensive. If the need were to arise to raise additional capital, access to that capital may be difficult and/or expensive and, as a result, could create liquidity challenges for the Company.

Financial Highlights

Highlights of our consolidated results for the three and six months ended June 30, 2018 are as follows:

•
Revenue was $29,230 and $62,523 for the three and six months ended June 30, 2018, compared to $46,311 and $98,818 in the same period last year, respectively. This year over year decrease was primarily the result of competition as noted above in our discussion of Key Business Trends and Highlights. We experienced declines in unit volumes across all our UMD products due to additional competition.

•
Operating loss was $2,785 and $15,410 for the three and six months ended June 30, 2018, compared to operating income of $34,126 and $67,467 for the same period last year, respectively. The decrease in operating income for the three months ended June 30, 2018 was largely driven by the lower gross margin (sales minus cost of goods sold) of $16,032 and higher selling, general and administrative (SG&A) expenses of $15,414 driven primarily by the 2018 launch of Noctiva. The primary reasons for the decrease in operating income for the six months ended June 30, 2018 were (i) lower gross margin of $37,936 and (ii) higher SG&A, primarily due to the launch of Noctiva, and research and development (R&D) expenses of $28,089 and $7,843, respectively, when compared to the same period of the prior year. Additionally, changes in the fair value of related party contingent consideration contributed $10,280 to this decline.

•	Net loss was $3,438 and $15,674 for the three and six months ended June 30, 2018, respectively, compared to net income of $28,927 and $54,837 in the same period last year, respectively.

•
Diluted net loss per share was $(0.09) and $(0.42) for the three and six months ended June 30, 2018, compared to diluted net income per share of $0.68 and $1.29 in the same period last year, respectively.

•
Cash and marketable securities increased $53,031 to $147,106 at June 30, 2018, from $94,075 at December 31, 2017. This increase was largely driven from $137,560 in net proceeds from the February 2018 issuance of our 2018 Notes, offset by $37,942 use of cash in operations, $27,637 in share buybacks and a $20,000 milestone payment paid to Serenity Pharmaceuticals, LLC associated with the ELAA.

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
Our significant accounting policies are described in Note 1 of the consolidated financial statements included in our annual report Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”). The SEC suggests companies provide additional disclosure on those accounting policies considered most critical. The SEC considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgments and estimates on the part of management in its application. Our estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies” section of the MD&A in our 2017 Form 10-K. Effective January 1, 2018, the Company implemented ASC 606, Revenue From Contracts With Customers. The impact of adopting this new accounting standard was not material to the Company’s financial results of financial condition. Other than this new revenue recognition standard, there were no other significant changes to our critical accounting policies during the three or six months ended June 30, 2018. See Note 3 : Revenue Recognition to the condensed consolidated financial statements for further information.

Results of Operations
The following is a summary of our financial results (in thousands, except per share amounts) for the three months ended June 30, 2018 and 2017, respectively:

			Three Months Ended
	Three Months Ended June 30,		Increase / (Decrease)
			2018 vs. 2017
Comparative Statements of Income (Loss)	2018	2017	$	%

Product sales	$29,116	$47,105	$(17,989)	(38.2)%
License revenue	114	(794)	908	114.4%
Total revenues	29,230	46,311	(17,081)	(36.9)%
Operating expenses:
Cost of products	3,512	4,561	(1,049)	(23.0)%
Research and development expenses	11,890	6,792	5,098	75.1%
Selling, general and administrative expenses	27,843	12,429	15,414	124.0%
Intangible asset amortization	1,609	564	1,045	185.3%
Gain - changes in fair value of related party contingent consideration	(12,889)	(13,230)	341	2.6%
Restructuring costs	50	1,069	(1,019)	(95.3)%
Total operating expenses	32,015	12,185	19,830	162.7%
Operating (loss) income	(2,785)	34,126	(36,911)	(108.2)%
Investment and other income (expense), net	583	764	(181)	(23.7)%
Interest expense, net	(2,980)	(263)	(2,717)	(1,033.1)%
Other income - changes in fair value of related party payable	1,402	1,670	(268)	(16.0)%
(Loss) income before income taxes	(3,780)	36,297	(40,077)	(110.4)%
Income tax (benefit) provision	(342)	7,370	(7,712)	(104.6)%
Net (loss) income	$(3,438)	$28,927	$(32,365)	(111.9)%
Net (loss) income per share - diluted	$(0.09)	$0.68	$(0.77)	(113.2)%

The following is a summary of our financial results (in thousands, except per share amounts) for the six months ended June 30, 2018 and 2017, respectively:

			Six Months Ended
	Six Months Ended June 30,		Increase / (Decrease)
			2018 vs. 2017
Comparative Statements of Income (Loss)	2018	2017	$	%

Product sales	$62,277	$98,862	$(36,585)	(37.0)%
License revenue	246	(44)	290	659.1%
Total revenues	62,523	98,818	(36,295)	(36.7)%
Operating expenses:
Cost of products	10,104	8,463	1,641	19.4%
Research and development expenses	21,841	13,998	7,843	56.0%
Selling, general and administrative expenses	52,330	24,241	28,089	115.9%
Intangible asset amortization	3,376	1,128	2,248	199.3%
Loss (gain) - changes in fair value of related party contingent consideration	(9,921)	(20,201)	10,280	50.9%
Restructuring costs	203	3,722	(3,519)	(94.5)%
Total operating expenses	77,933	31,351	46,582	148.6%
Operating (loss) income	(15,410)	67,467	(82,877)	(122.8)%
Investment income and other income (expense), net	637	1,585	(948)	(59.8)%
Interest expense, net	(4,577)	(526)	(4,051)	(770.2)%
Other income - changes in fair value of related party payable	1,007	2,220	(1,213)	(54.6)%
(Loss) income before income taxes	(18,343)	70,746	(89,089)	(125.9)%
Income tax (benefit) provision	(2,669)	15,909	(18,578)	(116.8)%
Net (loss) income	$(15,674)	$54,837	$(70,511)	(128.6)%
Net (loss) income per share - diluted	$(0.42)	$1.29	$(1.71)	(132.6)%
The revenues for each of the Company’s significant products for the three months ended June 30, 2018 and 2017 were as follows:

			Three Months Ended
	Three Months Ended June 30,		Increase / (Decrease)
			2018 vs. 2017
Revenues:	2018	2017	$	%

Bloxiverz	$5,544	$13,719	$(8,175)	(59.6)%
Vazculep	11,377	10,154	1,223	12.0%
Akovaz	11,875	20,912	(9,037)	(43.2)%
Noctiva	289	—	289	n/a
Other	31	2,320	(2,289)	(98.7)%
Product sales	29,116	47,105	(17,989)	(38.2)%
License revenue	114	(794)	908	114.4%
Total revenues	$29,230	$46,311	$(17,081)	(36.9)%

Total revenues were $29,230 for the three months ended June 30, 2018, compared to $46,311 for the same prior year period. Bloxiverz’s revenue declined $8,175 in the current quarter when compared to the same prior year period primarily due to lower unit volumes and net selling price driven largely by two new competitors that entered the market subsequent to the first quarter of 2017 and market penetration from an alternative molecule to neostigmine. Vazculep’s revenue increased $1,223 during the quarter when compared to the prior year period due primarily to slightly better net realized selling prices in the current period when compared to the same prior year period. Akovaz’s revenue declined $9,037 driven by a lower unit volumes and lower net selling prices driven largely by two new competitors that entered the market during and subsequent to the first quarter of 2017. Sales during the second quarter of 2018 also include $289 of revenues attributable to Noctiva. Noctiva revenues during the second quarter declined from $666 in the first quarter of 2018 due primarily to initial stocking of wholesalers in March 2018 in preparation for the April 2018 Noctiva launch. Other revenues, which includes the pediatric products which were divested in February 2018, declined during the three months ended June 30, 2018 compared to the same period in the prior year due to the divestiture of these products.
The revenues for each of the Company’s significant products for the six months ended June 30, 2018 and 2017 were as follows:

			Six Months Ended
	Six Months Ended June 30,		Increase / (Decrease)
			2018 vs. 2017
Revenues:	2018	2017	$	%

Bloxiverz	$13,035	$27,621	$(14,586)	(52.8)%
Vazculep	24,338	20,334	4,004	19.7%
Akovaz	22,092	46,549	(24,457)	(52.5)%
Noctiva	955	—	955	n/a
Other	1,857	4,358	(2,501)	(57.4)%
Product sales	62,277	98,862	(36,585)	(37.0)%
License revenue	246	(44)	290	659.1%
Total revenues	$62,523	$98,818	$(36,295)	(36.7)%
Total revenues were $62,523 for the six months ended June 30, 2018, compared to $98,818 for the same prior year period. Bloxiverz’s revenue declined $14,586 when compared to the same period last year, primarily due to lower unit volumes and net selling prices driven largely by two new competitors that entered the market subsequent to the first quarter of 2017 and market penetration from an alternative molecule to neostigmine. Vazculep’s revenue was up $4,004 compared to the same period last year, due primarily to a slight increase in unit volumes and realized net selling prices when compared to the same prior year period. Akovaz’s revenue declined $24,457 driven by lower unit volumes and net selling prices driven largely by two new competitors that entered the market during and subsequent to the first quarter of 2017. Sales during the six months ended June 30, 2018 also include $955 of revenues attributable to Noctiva, which as noted above we first began delivering to vendors in March 2018. Other revenues, which includes the pediatric products which were divested in February 2018, declined during the six months ended June 30, 2018 compared to the same period in the prior year due to the divestiture of those products.

			Three Months Ended
	Three Months Ended June 30,		Increase / (Decrease)
			2018 vs. 2017
Cost of Products:	2018	2017	$	%

Cost of products	$3,512	$4,561	$(1,049)	(23.0)%
Percentage of total revenues	12.0%	9.8%

Cost of products decreased $1,049 or 23.0% during the three months ended June 30, 2018 compared to the same prior year period driven by lower sales volumes. As a percentage of total revenue, cost of products sold was higher than the prior year period driven primarily by an increase of $458 in the inventory obsolescence reserves resulting from expired product as well as an overall reduction in selling prices.

			Six Months Ended
	Six Months Ended June 30,		Increase / (Decrease)
			2018 vs. 2017
Cost of Products:	2018	2017	$	%

Cost of products	$10,104	$8,463	$1,641	19.4%
Percentage of total revenues	16.2%	8.6%
Cost of products increased $1,641 or 19.4% during the six months ended June 30, 2018 compared to the same prior year period. As a percentage of total revenue, cost of products sold was higher than the prior year period driven primarily by an increase of $2,270 in the inventory obsolescence reserves resulting from expired product as well as an overall reduction in selling prices.

			Three Months Ended
	Three Months Ended June 30,		Increase / (Decrease)
			2018 vs. 2017
Research and Development Expenses:	2018	2017	$	%

Research and development expenses	$11,890	$6,792	$5,098	75.1%
Percentage of total revenues	40.7%	14.7%

Research and development expenses increased $5,098 or 75.1% during the three months ended June 30, 2018 as compared to the same period in 2017. This increase is largely due to higher spending on the Company’s FT 218 Phase 3 sodium oxybate clinical study. The Company continues to spend a substantial portion of its R&D spending on this study. Additionally, a portion of this increase was due to approximately $700 of R&D costs associated with Noctiva.

			Six Months Ended
	Six Months Ended June 30,		Increase / (Decrease)
			2018 vs. 2017
Research and Development Expenses:	2018	2017	$	%

Research and development expenses	$21,841	$13,998	$7,843	56.0%
Percentage of total revenues	34.9%	14.2%
Research and development expenses increased $7,843 or 56.0% during the six months ended June 30, 2018 as compared to the same period in 2017. This increase is largely due to higher spending on the Company’s FT 218 Phase 3 sodium oxybate clinical study. The Company continues to spend a substantial portion of its R&D spending on this study. Additionally, a portion of this increase was due to approximately $2,000 of R&D costs associated with Noctiva.

			Three Months Ended
	Three Months Ended June 30,		Increase / (Decrease)
			2018 vs. 2017
Selling, General and Administrative Expenses:	2018	2017	$	%

Selling, general and administrative expenses	$27,843	$12,429	$15,414	124.0%
Percentage of total revenues	95.3%	26.8%

Selling, general and administrative expenses increased $15,414 or 124.0% during the three months ended June 30, 2018 as compared to the same prior year period. This increase was primarily due to approximately $18,000 of costs associated with the 2018 launch of Noctiva.

			Six Months Ended
	Six Months Ended June 30,		Increase / (Decrease)
			2018 vs. 2017
Selling, General and Administrative Expenses:	2018	2017	$	%

Selling, general and administrative expenses	$52,330	$24,241	$28,089	115.9%
Percentage of total revenues	83.7%	24.5%
Selling, general and administrative expenses increased $28,089 or 115.9% during the six months ended June 30, 2018 as compared to the same prior year period. This increase was primarily due to approximately $30,000 of costs associated with the 2018 launch of Noctiva.

			Three Months Ended
	Three Months Ended June 30,		Increase / (Decrease)
			2018 vs. 2017
Intangibles Asset Amortization:	2018	2017	$	%

Intangible asset amortization	$1,609	$564	$1,045	185.3%
Percentage of total revenues	5.5%	1.2%

Intangible asset amortization expense increased $1,045 or 185.3% during the three months ended June 30, 2018 driven by the amortization of the intangible asset related to Noctiva.

			Six Months Ended
	Six Months Ended June 30,		Increase / (Decrease)
			2018 vs. 2017
Intangibles Asset Amortization:	2018	2017	$	%

Intangible asset amortization	$3,376	$1,128	$2,248	199.3%
Percentage of total revenues	5.4%	1.1%
Intangible asset amortization expense increased $2,248 or 199.3% during the six months ended June 30, 2018 driven by the amortization of the intangible asset related to Noctiva, partially offset by only a month and a half of amortization in 2018 compared to six months of amortization in 2017 related to the February 2018 disposition of the pediatrics products related intangible assets.

			Three Months Ended
	Three Months Ended June 30,		Increase / (Decrease)
			2018 vs. 2017
Gain - Changes in Fair Value of Related Party Contingent Consideration:	2018	2017	$	%

Gain - changes in fair value of related party contingent consideration	$(12,889)	$(13,230)	$341	2.6%
Percentage of total revenues	(44.1)%	(28.6)%

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

As a result of changes in the estimates of the underlying estimates used to determine the fair values of a) our acquisition-related contingent consideration earn-out payments - Éclat, b) acquisition-related warrants, of which 2,200 warrants were exercised and 1,100 warrants expired worthless during the three months ended March 31, 2018 and c) acquisition-related FSC royalty liabilities which were disposed of during the sale of our pediatric products in February 2018, we recorded gains of $12,889 and $13,230 and lowered the fair value of the acquisition-related contingent consideration earn-out payments - Éclat for the three months ended June 30, 2018 and 2017, respectively. As noted in our critical accounting estimates, there are numerous estimates we use when determining the fair value of the acquisition-related earn-out payments - Éclat. These estimates include the long-term pricing environment, market size, the market share the related products are forecast to achieve, the cost of goods related to such products and an appropriate discount rate to use when present valuing the related cash flows.

For the three months ended June 30, 2018, as a result of changes to these estimates when compared to the same estimates at March 31, 2018, we recorded a decrease in the fair value of our contingent consideration liabilities, largely due to changes in certain underlying market conditions of the acquisition-related contingent consideration earn-out payments - Éclat.

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

			Six Months Ended
	Six Months Ended June 30,		Increase / (Decrease)
			2018 vs. 2017
Gain - Changes in Fair Value of Related Party Contingent Consideration:	2018	2017	$	%

Gain - changes in fair value of related party contingent consideration	$(9,921)	$(20,201)	$10,280	50.9%
Percentage of total revenues	(15.9)%	(20.4)%

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

As a result of changes in the estimates of the underlying estimates used to determine the fair values of a) our acquisition-related contingent consideration earn-out payments - Éclat, b) acquisition-related warrants, of which 2,200 warrants were exercised and 1,100 warrants expired worthless during the three months ended March 31, 2018 and c) acquisition-related FSC royalty liabilities which were disposed of during the sale of our pediatric products in February 2018, we recorded gains of $9,921 and $20,201 and lowered the fair value of the acquisition-related contingent consideration earn-out payments - Éclat for the six months ended June 30, 2018 and 2017, respectively.  As noted in our critical accounting estimates, there are numerous estimates we use when determining the fair value of the acquisition-related earn-out payments - Éclat. These estimates include the long-term pricing environment, market size, the market share the related products are forecast to achieve, the cost of goods related to such products and an appropriate discount rate to use when present valuing the related cash flows.

For the six months ended June 30, 2018, as a result of changes to these estimates when compared to the same estimates at December 31, 2017, we recorded a decrease in the fair value of our contingent consideration liabilities, largely due to changes in certain underlying market conditions of the acquisition-related contingent consideration earn-out payments - Éclat.

For the six months ended June 30, 2017,  as a result of changes to these estimates when compared to the same estimates at December 31, 2016, we recognized a gain of $20,768 to lower the fair value of acquisition related liabilities for the Éclat products primarily as a result of changes in the pricing environment for Akovaz and a weaker long-term sales and gross profit outlook for Bloxiverz due to more competition. Additionally, we lowered the fair value of the acquisition related warrants which resulted in a gain of $817, primarily due to changes in the AVDL stock price at June 30, 2017 compared to December 31, 2016, changes in the volatility of AVDL stock and partially offset by a shorter remaining term.

			Three Months Ended
	Three Months Ended June 30,		Increase / (Decrease)
			2018 vs. 2017
Restructuring Costs	2018	2017	$	%

Restructuring costs	$50	$1,069	$(1,019)	(95.3)%
Percentage of total revenues	0.2%	2.3%

Restructuring charges of $50 were recognized during the three months ended June 30, 2018. During the first quarter of 2017, the Company announced a plan to reduce its workforce at its Lyon, France site by approximately 50%.  This reduction is an effort to align the Company’s cost structure with our ongoing and future planned projects. The reduction was substantially complete at June 30, 2018.

			Six Months Ended
	Six Months Ended June 30,		Increase / (Decrease)
			2018 vs. 2017
Restructuring Costs	2018	2017	$	%

Restructuring costs	$203	$3,722	$(3,519)	(94.5)%
Percentage of total revenues	0.3%	3.8%
Restructuring charges of $203 were recognized during the six months ended June 30, 2018. During the first quarter of 2017, the Company announced a plan to reduce its workforce at its Lyon, France site by approximately 50%.  This reduction is an effort to align the Company’s cost structure with our ongoing and future planned projects. The reduction was substantially complete at June 30, 2018.

			Three Months Ended
	Three Months Ended June 30,		Increase / (Decrease)
			2018 vs. 2017
Investment Income and Other Income (Expense), net	2018	2017	$	%

Investment income and other income (expense), net	$583	$764	$(181)	(23.7)%
Percentage of total revenues	2.0%	1.6%
Investment income and other income (expense), net decreased for the three months ended June 30, 2018 when compared to the same period in the prior year driven by lower foreign exchange gain.

			Six Months Ended
	Six Months Ended June 30,		Increase / (Decrease)
			2018 vs. 2017
Investment Income and Other Income (Expense), net	2018	2017	$	%

Investment income and other income (expense), net	$637	$1,585	$(948)	(59.8)%
Percentage of total revenues	1.0%	1.6%
Investment income and other income (expense), net decreased for the six months ended June 30, 2018 when compared to the same period in the prior year driven by lower investment income on our marketable securities during the current period when compared to the prior year period. Investment income and other income (expense), net for the six months ended June 30, 2018 included $186 of net unrealized losses related to available-for-sale equity investments. See Note 5 for discussion of the Company’s adoption of ASU 2016-01 on January 1, 2018.

			Three Months Ended
	Three Months Ended June 30,		Increase / (Decrease)
			2018 vs. 2017
Interest Expense, net	2018	2017	$	%

Interest expense, net	$2,980	$263	$2,717	1,033.1%
Percentage of total revenues	10.2%	0.6%
Interest expense increased $2,717 for the three months ended June 30, 2018 when compared to the same period in the prior year as a result of imputed interest recorded on the 2018 Notes issued in February 2018.

			Six Months Ended
	Six Months Ended June 30,		Increase / (Decrease)
			2018 vs. 2017
Interest Expense, net	2018	2017	$	%

Interest expense, net	$4,577	$526	$4,051	770.2%
Percentage of total revenues	7.3%	0.5%

Interest expense increased $4,051 for the six months ended June 30, 2018 when compared to the same period in the prior year as a result of imputed interest recorded on the 2018 Notes issued in February 2018.

			Three Months Ended
	Three Months Ended June 30,		Increase / (Decrease)
			2018 vs. 2017
Other Income - Changes in Fair Value of Related Party Payable	2018	2017	$	%

Other income - changes in fair value of related party payable	$1,402	$1,670	$(268)	(16.0)%
Percentage of total revenues	4.8%	3.6%

We recorded income of $1,402 and $1,670 to reduce the fair value of these liabilities during the three months ended June 30, 2018 and 2017, respectively, due to the same reasons associated with the Éclat product sales forecasts as described in the section “Changes in Fair Value of Related Party Contingent Consideration” for these periods. As noted in our critical accounting estimates section, there are a number of estimates we use when determining the fair value of the related party payable payments. These estimates include the long-term pricing environment, market size, the market share the related products are forecast to achieve and an appropriate discount rate to use when present valuing the related cash flows. These estimates often do change based on changes in current market conditions, competition and other factors.

			Six Months Ended
	Six Months Ended June 30,		Increase / (Decrease)
			2018 vs. 2017
Other Income - Changes in Fair Value of Related Party Payable	2018	2017	$	%

Other income - changes in fair value of related party payable	$1,007	$2,220	$(1,213)	(54.6)%
Percentage of total revenues	1.6%	2.2%

We recorded income of $1,007 and $2,220 to reduce the fair value of these liabilities during the six months ended June 30, 2018 and 2017, respectively, due to the same reasons associated with the Éclat product sales forecasts as described in the section “Changes in Fair Value of Related Party Contingent Consideration” for these periods. As noted in our critical accounting estimates section, there are a number of estimates we use when determining the fair value of the related party payable payments. These estimates include the long-term pricing environment, market size, the market share the related products are forecast to achieve and an appropriate discount rate to use when present valuing the related cash flows. These estimates often do change based on changes in current market conditions, competition and other factors.

			Three Months Ended
	Three Months Ended June 30,		Increase / (Decrease)
			2018 vs. 2017
Income Tax (Benefit) Provision:	2018	2017	$	%

Income tax (benefit) provision	$(342)	$7,370	$(7,712)	(104.6)%
Percentage of income (loss) before income taxes	(9.0)%	(20.3)%

The items accounting for the difference between the income tax provision computed at the statutory rate and the Company’s effective tax rate for the three months ended June 30, 2018 and 2017, are as follows:

	Three Months Ended June 30,
	2018	2017

Statutory tax rate	12.5%	12.5%
International tax rates differential	(1.5)%	20.4%
Change in valuation allowance	(39.4)%	0.6%
Change in fair value of nondeductible contingent consideration	67.6%	(13.1)%
Nondeductible stock-based compensation	(4.7)%	—%
Unrecognized tax benefits	(7.6)%	—%
State and local income taxes, net of federal	1.0%	—%
Change in U.S. tax law	—%	—%
Other	(18.9)%	(0.1)%
Effective income tax rate	9.0%	20.3%

Income tax (benefit) provision - at statutory tax rate	$(473)	$4,537
International tax rates differential	57	7,399
Change in valuation allowance	1,491	230
Change in fair value of nondeductible contingent consideration	(2,556)	(4,757)
Nondeductible stock-based compensation	176	—
Unrecognized tax benefits	288	—
State and local income taxes, net of federal	(38)	—
Change in U.S. tax law	—	—
Other	713	(39)
Income tax (benefit) provision - at effective income tax rate	$(342)	$7,370

The income tax benefit and provision for the three months ended June 30, 2018 and 2017 was $342 and $7,370, respectively. The decrease in the income tax provision for the three months ended June 30, 2018 is primarily the result of a reduction in the amount of taxable income earned in the United States and Ireland and was partially offset by a decrease in the amount of nondeductible contingent consideration when compared to the same period in 2017. We have not made any additional measurement period adjustments related to US federal tax reform legislation (the “Tax Act”) enacted on December 22, 2017 during the three months ended June 30, 2018. We are still evaluating the provisions of the Tax Act and its impact on our condensed consolidated financial statements.

			Six Months Ended
	Six Months Ended June 30,		Increase / (Decrease)
			2018 vs. 2017
Income Tax (Benefit) Provision:	2018	2017	$	%

Income tax (benefit) provision	$(2,669)	$15,909	$(18,578)	(116.8)%
Percentage of income (loss) before income taxes	(14.6)%	(22.5)%

The items accounting for the difference between the income tax provision computed at the statutory rate and the Company’s effective tax rate for the six months ended June 30, 2018 and 2017, are as follows:

	Six Months Ended June 30,
	2018	2017

Statutory tax rate	12.5%	12.5%
International tax rates differential	6.8%	18.7%
Change in valuation allowance	(11.9)%	1.3%
Nondeductible change in fair value of contingent consideration	10.9%	(10.2)%
Nondeductible stock-based compensation	(1.8)%	—%
Unrecognized tax benefits	(2.8)%	—%
State and local income taxes, net of federal	0.3%	—%
Change in U.S. tax law	—%	—%
Other	0.6%	0.2%
Effective income tax rate	14.6%	22.5%

Income tax (benefit) provision - at statutory tax rate	$(2,293)	$8,843
International tax rates differential	(1,241)	13,259
Change in valuation allowance	2,181	914
Nondeductible change in fair value of contingent consideration	(2,005)	(7,232)
Nondeductible stock-based compensation	336	—
Unrecognized tax benefits	508	—
State and local income taxes, net of federal	(57)	—
Change in U.S. tax law	—	—
Other	(98)	125
Income tax (benefit) provision - at effective income tax rate	$(2,669)	$15,909

The income tax benefit and provision for the six months ended June 30, 2018 and 2017 was $(2,669) and $15,909, respectively. The decrease in the income tax provision for the six months ended June 30, 2018 is primarily the result of decreases in the amount of taxable income in the United States and Ireland, and was partially offset by a reduction in the amount of nondeductible contingent consideration when compared to the same period in 2017. We have not made any additional measurement period adjustments related to the Tax Act during the six months ended June 30, 2018. We are still evaluating the provisions of the Tax Act and its impact on our condensed consolidated financial statements.

Liquidity and Capital Resources
The Company’s cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the following table:

			Six Months Ended
	Six Months Ended June 30,		Increase / (Decrease)
			2018 vs. 2017
Net cash provided by (used in):	2018	2017	$	%

Operating activities	$(37,942)	$33,536	$(71,478)	(213.1)%
Investing activities	(79,212)	(16,244)	(62,968)	(387.6)%
Financing activities	113,160	(13,358)	126,518	947.1%

Operating Activities
Net cash used in operating activities of $37,942 for the six months ended June 30, 2018 decreased $71,478 compared to net cash provided by operating activities in the same prior year period. This decrease in operating cash flow is primarily due to lower cash earnings (net income or loss adjusted for non-cash credits and charges) of $57,505 when compared to the same period last year, largely driven from lower gross margin on the decrease in revenues and higher SG&A expenses driven from the launch of Noctiva. The decrease in operating cash flow was also due to lower cash provided by changes in operating assets and liabilities of $13,973 when compared to the same period last year, largely driven by the decrease in accrued expenses.
Investing Activities
Cash used in investing activities of $79,212 for the six months ended June 30, 2018 increased $62,968 compared to the same prior year period. Net cash used in the purchase and redemption of marketable securities increased $43,190 quarter over quarter from $15,923 for the six months ended June 30, 2017, compared to $59,113 for six months ended June 30, 2018. During 2018, the Company used a portion of the proceeds from its 2018 Notes to purchase marketable securities. The Company also had a $20,000 payment during the second quarter of 2018 related to the Company’s purchase of developed technology as part of the ELAA with Serenity Pharmaceuticals, LLC.
Financing Activities
Cash provided by financing activities for the six months ended June 30, 2018 was $113,160 compared to cash used in financing activities of $13,358 for the same prior year period. During the six months ended June 30, 2018, $143,750 of cash was provided by financing activities through the issuance of the 2018 Notes. A portion of the proceeds from the offering of the 2018 Notes was used for share repurchases totaling $27,637 and to pay direct expenses associated with the issuance of the 2018 Notes of $5,760 during the first half of 2018.
Cash used by financing activities for the six months ended June 30, 2017 primarily consisted of share repurchases and earn out payments for related party contingent consideration.
Liquidity and Risk Management
We believe that our existing cash and marketable securities balances will be sufficient to fund our cash use from operations and to meet our existing obligations for the foreseeable future. The adequacy of our cash resources depends on many assumptions, including primarily our assumptions with respect to product revenues and expenses, as well as the other factors set forth in “Risk Factors” within Part I, Item 1A of the 2017 Form 10-K. To grow and invest in our business, we will need to commit substantial resources, which could result in future losses or otherwise limit our opportunities or affect our ability to operate our business. Our assumptions may prove to be wrong or other factors may adversely affect our business, and as a result we could exhaust or significantly decrease our available cash and marketable securities balances which could, among other things, force us to raise additional funds and/or force us to reduce our expenses, either of which could have a material adverse effect on our business.
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
Other Matters
Litigation
The Company is subject to potential liabilities generally incidental to our business arising out of present and future lawsuits and claims related to product liability, personal injury, contract, commercial, intellectual property, tax, employment, compliance and other matters that arise in the ordinary course of business. The Company accrues for potential liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. At June 30, 2018 and December 31, 2017, there were no contingent liabilities with respect to any threat of litigation, arbitration or administrative or other proceeding that are reasonably likely to have a material adverse effect on the Company’s condensed consolidated financial position, results of operations, cash flows or liquidity.
Some of the patents covering our NoctivaTM product (the “Noctiva Patents”) are the subject of litigation initiated by Ferring Pharmaceuticals Inc. and two of its foreign affiliates, who manufacture a competing product known as Nocdurna.  Nocdurna is not yet commercially sold in the U.S. but was approved by the FDA in June 2018.  In this litigation, Ferring seeks to invalidate and disputes the inventorship of the Noctiva Patents, seeks damages for various alleged breaches of contractual and common law duties, and seeks damages for alleged infringement by NoctivaTM of Ferring’s “Nocdurna” trademark.  Avadel and certain other parties including Serenity Pharmaceuticals, LLC (the licensor of the Noctiva Patents) are actively defending this litigation, and have made certain counterclaims against Ferring, including for infringement of the Noctiva Patents and a declaratory judgment of noninfringement with respect to Ferring’s “Nocdurna” trademark. The court has dismissed Ferring’s inventorship claim and its claims for alleged breaches of contractual and common law duties, although these dismissals may be appealed by Ferring.  Adverse outcomes from this litigation could result in a commercial launch of Nocdurna and could have other material adverse effects on our efforts to successfully commercialize NoctivaTM.

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

Purchase Commitment	Balance

2018	$660
2019	1,082
2020	1,320
2021	1,320
2022	1,320
Thereafter	220
Total	$5,922
The Company has a commitment with a contract manufacturer related to the construction and preparation of a production suite at the contract manufacturer’s facility. The Company expects to pay approximately $1,450 throughout the remainder of 2018 with respect to the initial build of the production suite. Subsequent to the initial build and preparation of the production suite, this commitment also includes annual production suite fees of approximately $3,000 to $4,000 which would commence at the time of FDA approval of the product and continue thereafter for five years.
Other than commitments disclosed in Note 14 : Contingent Liabilities and Commitments to the Company’s consolidated financial statements included in Part II, Item 8 of the Company’s 2017 Annual Report on Form 10-K and those noted above, there were no other material commitments outside of the normal course of business. Material commitments in the normal course of business include long-term debt and post-retirement benefit plan obligations which are disclosed in Note 9 : Long-Term Debt and Note 12 : Post-Retirement Benefit Plans, respectively, to the Company’s consolidated financial statements included in Part II, Item 8 of the Company’s 2017 Annual Report on Form 10-K and long-term contingent consideration payable as disclosed in Note 8 : Long-

Term Related Party Payable, to the Company’s condensed consolidated financial statements included in Part I, Item 1 of this report.
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
Foreign Exchange Risk
We are exposed to foreign currency exchange risk as the functional currency financial statements of a foreign subsidiary is translated to U.S. dollars. The assets and liabilities of this foreign subsidiary having a functional currency other than the U.S. dollar is translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and at the average exchange rate for the reporting period for revenue and expense accounts. The cumulative foreign currency translation adjustment is recorded as a component of accumulated other comprehensive loss in shareholders’ equity. The reported results of this foreign subsidiary will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. Our primary currency translation exposure is related to one subsidiary that has functional currencies denominated in Euro. A 10% strengthening/weakening in the rates used to translate the results of our foreign subsidiaries that have functional currencies denominated in the euro as of June 30, 2018 would have had an immaterial impact on net income for the three and six months ended June 30, 2018.

Transactional exposure arises where transactions occur in currencies other than the functional currency. Transactions in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction. The resulting monetary assets and liabilities are translated into the appropriate functional currency at exchange rates prevailing at the balance sheet date and the resulting gains and losses are reported in foreign exchange gain (loss) in the condensed consolidated statements of income (loss).  As of June 30, 2018, our primary exposure to transaction risk related to Euro net monetary assets and liabilities held by subsidiaries with a U.S. dollar functional currency. Realized and unrealized foreign exchange gains resulting from transactional exposure was $160 for the six months ended June 30, 2018. The realized and unrealized foreign exchange loss for the three months ended June 30, 2018 was immaterial.

ITEM 4.     CONTROLS AND PROCEDURES.
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2018, the end of the period covered by this quarterly report on Form 10-Q.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on their evaluation, as of the end of the period covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or 15d-15 that occurred during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
The information contained in Note 18 : Commitments and Contingencies  to the Company’s condensed consolidated financial statements included in Part I, Item 1 of this Report is incorporated by reference herein.
Please refer to Part II, Item 1.A. of this quarterly report on Form 10-Q for an update to a risk factor relating to current litigations involving patents covering our NoctivaTM product; the plaintiff in such litigations is the manufacturer of a potentially competing product which recently received FDA approval.

ITEM 1A.    RISK FACTORS.
Other than the risk factor listed below, there have been no other material changes in our risk factors from those previously disclosed in the Company’s 2017 Annual Report.
Patents covering NoctivaTM that we license from Serenity under the Serenity License Agreement are subject to litigation by the manufacturer of a competing product and if Serenity is unsuccessful in defending this litigation, we may lose our exclusive rights to such patents or be required to obtain licenses from third parties to continue to develop and commercialize NoctivaTM, which would have a material adverse effect on our business.

Patents covering NoctivaTM that we have in-licensed from Serenity are subject to two litigation proceedings in the United States District Court for the Southern District of New York brought by Ferring B.V., Ferring International Center S.A., and Ferring Pharmaceuticals Inc., which we collectively refer to as Ferring. Ferring’s product Nocdurna is desmopressin acetate in the form of a sublingual tablet (i.e., to be dissolved under the tongue) which on June 21, 2018 received FDA approval for marketing in the U.S. for the treatment of nocturia. Adverse outcomes from these litigations could result in a commercial launch of Nocdurna and would have a material adverse effect on our business.

The first proceeding was initiated by Ferring in April 2012 against Serenity Pharmaceuticals Corporation, Serenity Pharmaceuticals, LLC, Reprise Biopharmaceutics, LLC, Seymour H. Fein, Ronald V. Nardi and certain other parties who subsequently were dismissed from the litigation. In this first proceeding, which relates to U.S. Patent Nos. 7,799,761 (which is expected to expire in 2024), 7,579,321 (which is expected to expire in 2023), and 7,405,203 (which is expected to expire in 2023) (the “Patents-in-Suit”), Ferring (i) alleged that certain Ferring employees should be the sole named inventors of the Patents-in-Suit or co-inventors with the current named inventors, and (ii) asserted claims against the defendants for breach of common law duties, aiding and abetting breach of common law duties, breach of contract, intentional interference with contractual relations, trade secret misappropriation, unfair competition, conversion, fraudulent concealment and unjust enrichment. In March 2013, the court dismissed all of Ferring’s claims except for its inventorship allegations. In September 2015, the court granted the defendants’ motion for summary judgment dismissing Ferring’s inventorship allegations, finding that Ferring was equitably estopped from asserting such allegations. Ferring may appeal the decisions dismissing its allegations.

The second proceeding was initiated in April 2017 by Ferring against Serenity Pharmaceuticals, LLC, Reprise Biopharmaceutics, LLC and another party (who was subsequently dismissed from the litigation). In this proceeding, Ferring is seeking a declaratory judgment that the Patents-in-Suit are invalid and unenforceable and that Ferring’s Nocdurna product does not infringe the Patents-in-Suit. On June 28, 2018, Serenity and Reprise filed their answer and asserted affirmative defenses to Ferring’s declaratory judgment complaint, and (together with Avadel) filed counterclaims asserting that the use of Ferring’s Nocdurna product infringes several claims of the ‘203 and ‘321 patents and seeking a declaratory judgment that the name NOCTIVA does not infringe any trademark that Ferring holds with respect to the Nocdurna product. On July 19, 2018, Ferring asserted a claim for alleged infringement by NoctivaTM with respect to Ferring’s Nocdurna trademark and has indicated that it will seek a permanent injunction with respect to the use of the name NOCTIVA. On July 23, 2018, Avadel, Serenity and Reprise filed a motion for preliminary injunction seeking to prevent Ferring from launching its Nocdurna product pending resolution of trial on the merits, which has been set to commence under an accelerated schedule on January 14, 2019. No date is set for a hearing on the motion for preliminary injunction, but Ferring has indicated that it will ask the court to “collapse” preliminary injunction proceedings with the accelerated trial on the merits. Ferring previously agreed to provide the court (as well as Avadel, Serenity and Reprise) with 30-days advance notice of the launch of Nocdurna.

If Serenity, Reprise, and Avadel are ultimately unsuccessful in defending Ferring’s allegations in these litigation proceedings, Avadel may lose valuable patent rights covering NoctivaTM. For example, if a court were to ultimately require that Ferring employees replace the current named inventors as the sole named inventors of the Patents-in-Suit or otherwise award ownership of the Patents-in-Suit to Ferring, then we would no longer have any rights to such patents and we would be required to obtain a license from Ferring to such patents to continue to develop and commercialize NoctivaTM. Such a license may not be available on commercially reasonable terms or at all. If we were unable to obtain any license to any of the Patents-In-Suit, we may be required to cease our development and commercialization of NoctivaTM. We could also be liable for damages to Ferring, which may be significant. Even if we were able to obtain such a license, it may only be non-exclusive and, in such case, we would not be able to enforce any of the Patents-in-Suit against competitors or other third parties, which may materially impair our ability to prevent competitors and other third parties from developing and commercializing products that are the same as or similar to NoctivaTM.

If a court were to ultimately find that Ferring employees should be added as named inventors to the Patents-in-Suit alongside the current named inventors or otherwise award Ferring co-ownership of the Patents-In-Suit, then we would no longer have exclusive rights to such patents. In such case, if we were unable to obtain an exclusive license to Ferring’s co-ownership interest in the Patents-In-Suit, Ferring would be able to exploit such patents itself, using its Nocdurna product, for example, or license such rights to our competitors or other third parties. Moreover, we and Serenity would need the cooperation of Ferring as a co-owner of the Patents-In-Suit in order to enforce such patents against third parties, and such cooperation may not be provided.

If Ferring were ultimately successful in its challenges to the validity and enforceability of the Patents-In-Suit such that a court declares the Patents-in-Suit invalid or unenforceable, we would lose our ability to enforce such patents against third parties, which may materially impair our ability to prevent competitors and other third parties from developing and commercializing products that are the same as or similar to NoctivaTM. In addition, if Ferring were ultimately successful in its request for a declaration that its Nocdurna product does not infringe the Patents-in-Suit, then we would not be able to enforce the Patents-In-Suit to prevent the development and commercialization of Ferring’s Nocdurna product, which has been approved by the FDA for marketing in the U.S. for the treatment of nocturia due to nocturnal polyuria.

If Ferring were ultimately successful with respect to the trademark claims, Avadel, Serenity and Reprise may be prevented from using the NOCTIVA name for its low-dose desmopressin nasal spray product and may be required to pay Ferring past damages and a future royalty for continued use of the NOCTIVA name.

Any of the foregoing could result in a material adverse effect on our business, financial condition, results of operations, liquidity and prospects.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The following table summarizes the repurchase activity of our ordinary shares during the three months ended June 30, 2018. The repurchase activity presented below includes market repurchases of shares.

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

Issuer Purchases of Equity Securities
Second Quarter 2018
(in thousands, except per share data)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2018	984	$7.55	984	$—
May 1 - May 31, 2018	—	—	—	—
June 1 - June 30, 2018	—	—	—	—
Total	984	$7.55	984	$—

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

AVADEL PHARMACEUTICALS PLC
(Registrant)

Date: August 7, 2018	By:	/s/ Michael F. Kanan
Michael F. Kanan
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)