Form 10-Q
period 2018-09-30
AVADEL PHARMACEUTICALS PLC
filed 2018-11-05
CIK 1012477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

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

At November 2, 2018, 37,012,014 ordinary shares, nominal value $0.01 each, of the Company were outstanding.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These include statements as to our future expectations, beliefs, plans, strategies, objectives, events, conditions, financial performance, prospects, or other events. In some cases, forward-looking statements can be identified by the use of words such as “will,” “may,” “believe,” “expect,” “anticipate,” “estimate,” “project” and similar expressions, and the negatives thereof, identify forward-looking statements, each of which speaks only as of the date the statement is made.

Although we believe that our forward-looking statements are based on estimates and assumptions made within the bounds of our knowledge of our business and operations, our business and operations are subject to significant risks and as a result there can be no assurance that actual results of our research, development and commercialization activities and the results of our business and operations will not differ materially from the results contemplated in such forward-looking statements. These risks include:

(i) risks relating to our exchangeable senior notes including use of the net proceeds from the offering of the notes and other future events related to the notes;

(ii) risks relating to the divestiture of our former pediatric business including whether such divestiture will be accretive to our operating income and cash flow;

(iii) risks relating to our license agreement with Serenity Pharmaceuticals, LLC including that:

•
a potential competitive product, and patent litigation with the manufacturer of that product, could have a material adverse impact on our ability to successfully exploit any market opportunity for the drug desmopressin acetate (the “Drug”) which we are marketing under the brand name Noctiva™;

•	our internal analyses may overstate the market opportunity in the United States for the Drug or we may not effectively exploit such market opportunity;

•	significant safety or drug interaction problems could arise with respect to the Drug;

•	we may not successfully increase awareness of nocturia and the potential benefits of the Drug; and

•	the need for management to focus attention on the development and commercialization of the Drug could cause our ongoing business operations to suffer; and

(iv) the other risks, uncertainties and contingencies described in this report on Form 10-Q and in our other filings with the U.S. Securities and Exchange Commission, including our annual report on Form 10-K for the year ended December 31, 2017, in particular disclosures therein that may be set forth under the captions “Forward-Looking Statements” and “Risk Factors,” including without limitation:

•	our dependence on a small number of products and customers for the majority of our revenues;

•
the possibility that our Bloxiverz®,Vazculep® and Akovaz® products, which are not patent protected, could continue to face substantial and increased competition resulting in a loss of market share and/or forcing us to further reduce the prices we charge for those products;

•
the possibility that we could fail to successfully complete the research and development for pipeline products we are evaluating for potential application to the FDA pursuant to our "unapproved-to-approved" strategy, or that competitors could complete the development of such products and apply for FDA approval of such products before us;

•	the possibility that we could experience failure or delay in completing the Phase III clinical trial for our FT-218 sodium oxybate product known as REST-ON);

•	the possibility that our products may not reach the commercial market or gain market acceptance; our need to invest substantial sums in research and development in order to remain competitive;

•	our dependence on certain single providers for development of several of our drug delivery platforms and products;

•	our dependence on a limited number of suppliers to manufacture our products and to deliver certain raw materials used in our products;

•
the possibility that our competitors may develop and market technologies or products that are more effective or safer than ours, or obtain regulatory approval and market such technologies or products before we do;

•	the challenges in protecting the intellectual property underlying our drug delivery platforms and other products; and

•	our dependence on key personnel to execute our business plan.

Forward-looking statements are necessarily based on estimates and assumptions that, while considered reasonable by us and our management, are inherently uncertain. Accordingly, you should not place undue reliance on forward-looking statements, which speak only as of the date they are made, and are not guarantees of future performance. We do not undertake any obligation to publicly update or revise these forward-looking statements.

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

AVADEL PHARMACEUTICALS PLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenues:
Product sales	$19,826	$39,147	$82,103	$138,009
License revenue	—	528	246	484
Total revenues	19,826	39,675	82,349	138,493
Operating expenses:
Cost of products	3,120	3,790	13,224	12,253
Research and development expenses	11,402	8,095	33,243	22,093
Selling, general and administrative expenses	24,829	11,563	77,159	35,804
Intangible asset amortization	1,620	564	4,996	1,692
Gain - changes in fair value of related party contingent consideration	(7,115)	(9,906)	(17,036)	(30,107)
Restructuring costs	65	(549)	268	3,173
Total operating expenses	33,921	13,557	111,854	44,908
Operating (loss) income	(14,095)	26,118	(29,505)	93,585
Investment and other income, net	208	977	845	2,562
Interest expense	(3,000)	(263)	(7,577)	(789)
Other income - changes in fair value of related party payable	425	768	1,432	2,988
(Loss) income before income taxes	(16,462)	27,600	(34,805)	98,346
Income tax (benefit) provision	(691)	5,921	(3,360)	21,830
Net (loss) income	$(15,771)	$21,679	$(31,445)	$76,516

Net (loss) income per share - basic	$(0.43)	$0.54	$(0.84)	$1.87
Net (loss) income per share - diluted	(0.43)	0.52	(0.84)	1.81

Weighted average number of shares outstanding - basic	36,904	40,061	37,410	40,839
Weighted average number of shares outstanding - diluted	36,904	41,339	37,410	42,194

See accompanying notes to condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net (loss) income	$(15,771)	$21,679	$(31,445)	$76,516
Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain	(60)	(229)	(293)	18
Net other comprehensive income (loss), net of ($18), $92, ($88) and $0 tax, respectively	68	(512)	(92)	126
Total other comprehensive income (loss), net of tax	8	(741)	(385)	144
Total comprehensive (loss) income	$(15,763)	$20,938	$(31,830)	$76,660

See accompanying notes to condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2018	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$17,837	$16,564
Marketable securities	107,425	77,511
Accounts receivable	9,725	14,785
Inventories	6,030	6,157
Prepaid expenses and other current assets	6,859	8,958
Total current assets	147,876	123,975
Property and equipment, net	2,288	3,001
Goodwill	18,491	18,491
Intangible assets, net	69,339	92,289
Research and development tax credit receivable	6,168	5,272
Other non-current assets	24,844	10,249
Total assets	$269,006	$253,277

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$107	$111
Current portion of long-term related party payable	10,979	25,007
Accounts payable	11,399	7,477
Deferred revenue	1,720	2,007
Accrued expenses	20,698	50,926
Other current liabilities	2,116	1,011
Total current liabilities	47,019	86,539
Long-term debt, less current portion	114,382	156
Long-term related party payable, less current portion	27,713	73,918
Other non-current liabilities	14,150	7,084
Total liabilities	203,264	167,697

Shareholders’ equity:
Preferred shares, $0.01 nominal value; 50,000 shares authorized at September 30, 2018 and December 31, 2017, respectively; none issued or outstanding at September 30, 2018 and December 31, 2017, respectively	—	—
Ordinary shares, nominal value of $0.01; 500,000 shares authorized; 42,420 issued and 37,012 outstanding at September 30, 2018 and 41,463 issued and 39,346 outstanding at December 31, 2017	424	414
Treasury shares, at cost, 5,408 and 2,117 shares held at September 30, 2018 and December 31, 2017, respectively	(49,998)	(22,361)
Additional paid-in capital	433,097	393,478
Accumulated deficit	(294,130)	(262,685)
Accumulated other comprehensive loss	(23,651)	(23,266)
Total shareholders’ equity	65,742	85,580
Total liabilities and shareholders’ equity	$269,006	$253,277
 See accompanying notes to condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2018	2017

Cash flows from operating activities:
Net (loss) income	$(31,445)	$76,516
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	5,625	2,664
Amortization of premiums on marketable securities	2,889	653
Remeasurement of related party acquisition-related contingent consideration	(17,036)	(30,107)
Remeasurement of related party financing-related contingent consideration	(1,432)	(2,988)
Amortization of debt discount and debt issuance costs	3,402	—
Change in deferred tax and income tax deferred charge	(4,675)	322
Stock-based compensation expense	7,190	6,019
Other adjustments	117	(1,076)
Net changes in assets and liabilities
Accounts receivable	5,059	(6,240)
Inventories	(548)	(2,612)
Prepaid expenses and other current assets	2,194	1,924
Research and development tax credit receivable	(1,350)	(1,576)
Accounts payable & other current liabilities	4,312	804
Accrued expenses	(11,660)	9,324
Accrued income taxes	(228)	5,826
Earn-out payments for related party contingent consideration in excess of acquisition-date fair value	(16,254)	(24,729)
Royalty payments for related party payable in excess of original fair value	(2,362)	(3,446)
Other assets and liabilities	(1,988)	(800)
Net cash (used in) provided by operating activities	(58,190)	30,478

Cash flows from investing activities:
Purchases of property and equipment	(167)	(533)
Purchase of intangible asset	(20,000)	(52,139)
Proceeds from sales of marketable securities	308,015	153,398
Purchases of marketable securities	(341,036)	(115,893)
Net cash used in investing activities	(53,188)	(15,167)

Cash flows from financing activities:
Earn-out payments for related party contingent consideration	(645)	(961)
Proceeds from debt issuance	143,750	—
Payments for debt issuance costs	(6,190)	—
Share repurchases	(27,637)	(16,707)
Proceeds from the issuance of ordinary shares and warrants	3,488	376
Other financing activities, net	(31)	—
Net cash provided by (used in) financing activities	112,735	(17,292)

Effect of foreign currency exchange rate changes on cash and cash equivalents	(84)	215

Net change in cash and cash equivalents	1,273	(1,766)
Cash and cash equivalents at January 1,	16,564	39,215
Cash and cash equivalents at September 30,	$17,837	$37,449

Supplemental disclosures of cash flow information:
Interest paid	$3,359	$525
Income taxes paid	$413	$9,605

See accompanying notes to condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

NOTE 1: Summary of Significant Accounting Policies
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
The Company was incorporated in Ireland on December 1, 2015 as a private limited company, and re-registered as an Irish public limited company on November 21, 2016. Our headquarters are in Dublin, Ireland and we have operations in St. Louis, Missouri, United States, and Lyon, France. For more information, please visit www.avadel.com.

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
Our results of operations for the period January 1, 2018 through February 16, 2018 and for the three and nine months ended September 30, 2017 include the results of FSC Therapeutics and FSC Laboratories, Inc., (collectively “FSC”), prior to its February 16, 2018 disposition date. See Note 12: Divestiture of the Pediatric Assets, for additional information. All intercompany accounts and transactions have been eliminated.
Revenue. Revenue includes sales of pharmaceutical products, licensing fees, and, if any, milestone payments for research and development (“R&D”) achievements.
Effective January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” using the modified retrospective transition method applied to all open contracts as at December 31, 2017. The adoption of the new standard did not have a material effect on the overall timing or amount of revenue recognized when compared to prior accounting standards. See Note 3: Revenue Recognition for expanded disclosures related to this new pronouncement.

ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC 606, an entity recognizes revenue when the performance obligations to the customer have been satisfied through the transfer of control of the goods or services. To determine the appropriate revenue recognition for arrangements that the Company believes are within the scope of ASC 606, we perform the following five steps: (i) Identify the contract(s) with a customer; (ii) Identify the performance obligations in the contract; (iii) Determine the transaction price; (iv) Allocate the transaction price to the performance obligations in the contract; and (v) Recognize revenue when (or as) the entity satisfies a performance obligation. The Company applies the five-step model to contracts only when the Company and its customer’s rights and obligations under the contract can be determined, the contract has commercial substance, and it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. For contracts that are determined to be within the scope of ASC 606, the Company identifies the promised goods or services in the contract to determine if they are separate performance obligations or if they should be bundled with other goods and services into a single performance obligation. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Product Sales and Services

The Company sells products primarily through wholesalers and considers these wholesalers to be its customers. Under ASC 606, revenue from product sales is recognized when the customer obtains control of the Company’s product, which occurs typically upon receipt by the customer. As is customary in the pharmaceutical industry, the Company’s gross product sales are subject to a variety of price adjustments in arriving at reported net product sales. These adjustments include estimates of product returns, chargebacks, payment discounts, rebates, and other sales allowances and are estimated based on analysis of historical data for the product or comparable products, future expectations for such products and other judgments and analysis.

License Revenue

The Company from time to time may enter into out-licensing agreements which are within the scope of ASC 606 under which it licenses to third parties certain rights to its products or intellectual property. The terms of these arrangements typically include payment to the Company of one or more of the following: non-refundable, upfront license fees; development, regulatory, and commercial milestone payments; and sales-based royalty payments. Each of these payments results in license revenue.

For a complete discussion of the accounting for net product revenue and license revenues, see Note 3: Revenue Recognition.

NOTE 2: Newly Issued Accounting Standards
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

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment.” This update eliminates step 2 from the goodwill impairment test and requires the goodwill impairment test to be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This guidance is effective for the Company in the first calendar quarter of 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company will assess the timing of adoption and impact of this guidance to future impairment considerations.

In February 2016, the FASB issued ASU 2016-02, “Leases” which supersedes ASC 840 “Leases” and creates a new topic, ASC 842 “Leases.” This update requires lessees to recognize on their balance sheet a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier application permitted. In July 2018, the FASB issued ASU 2018-11 “Targeted Improvements”, amending certain aspects of the new leasing standard. The amendment allows an additional optional transition method whereby an entity records a cumulative effect adjustment to opening retained earnings in the year of adoption without restating prior periods, which the Company intends to elect. The Company has identified its population of lease agreements and is currently assessing other arrangements such as supply and service agreements for embedded leases. Although the Company is in process of determining the potential impact on its consolidated financial statements, it anticipates that the most significant change will be related to the Company recording additional assets and corresponding liabilities on the balance sheet for operating leases. The ultimate impact of the new standard will depend on the total amount of the Company's lease commitments as of the adoption date.

NOTE 3: Revenue Recognition

The Company generates revenue primarily from the sale of pharmaceutical products to customers. From time to time the Company also generates revenue from licensing arrangements whereby the Company provides access to certain of its intellectual property.

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

Reserves to reduce Gross Revenues to Net Revenues

Revenues from product sales are recorded at the net selling price, which includes estimated reserves to reduce gross product sales to net product sales resulting from product returns, chargebacks, payment discounts, rebates, and other sales allowances that are offered within contracts between the Company and its customers and end users. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable if the amount is payable to the customer, except in the case of the estimated reserve for future expired product returns, which are classified as a liability. The reserves are classified as a liability if the amount is payable to a party other than a customer. Where appropriate, these estimated reserves take into consideration relevant factors such as the Company’s historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates to reduce gross selling price to net selling price to which it expects to be entitled based on the terms of its contracts. The actual selling price ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company adjusts these estimates, which would affect net product revenue and earnings in the period such variances become known.

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

Chargebacks, Discounts and Rebates

Chargebacks, discounts and rebates represent the estimated obligations resulting from contractual commitments to sell products to its customers or end users at prices lower than the list prices charged to our wholesale customers. Customers charge the Company for the difference between the gross selling price they pay for the product and the ultimate contractual price agreed to between the Company and these end users. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and accounts receivable. Chargebacks, discounts and rebates are estimated at the time of sale to the customer.

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

Disaggregation of revenue

The Company’s primary source of revenue is from the sale of pharmaceutical products, which are equally affected by the same economic factors as it relates to the nature, amount, timing, and uncertainty of revenue and cash flows. For further detail about the Company’s revenues by product, see Note 17: Company Operations by Product.

Contract Balances

The Company does not recognize revenue in advance of invoicing its customers and therefore has no related contract assets.

A receivable is recognized in the period the Company sells its products and when the Company’s right to consideration is unconditional. See the condensed consolidated balance sheets for the balance of accounts receivable at September 30, 2018.

See below for contract liability discussion and balance related to a license agreement.

There were no material deferred contract costs at September 30, 2018.

Transaction Price Allocated to the Remaining Performance Obligation

For product sales, the Company generally satisfies its performance obligations within the same period the product is delivered. Product sales recognized in 2018 from performance obligations satisfied (or partially satisfied) in previous periods were immaterial.

For certain licenses of intellectual property, specifically those with performance obligations satisfied over time, the Company allocates a portion of the transaction price to that performance obligation and recognizes revenue using an appropriate measure of progress towards development of the product. At September 30, 2018, the Company had deferred revenue of $1,600 representing the unsatisfied performance obligations associated with a license agreement.

The Company has elected certain of the optional exemptions from the disclosure requirement for remaining performance obligations for specific situations in which an entity need not estimate variable consideration to recognize revenue. Accordingly, the Company applies the practical expedient in ASC 606 to its stand-alone contracts and does not disclose information about variable consideration from remaining performance obligations for which the Company recognizes revenue.

NOTE 4: Fair Value Measurement
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

ASC 820, “Fair Value Measurements and Disclosures,” defines fair value as a market-based measurement that should be determined based on the assumptions that marketplace participants would use in pricing an asset or liability. When estimating fair value, depending on the nature and complexity of the asset or liability, we may generally use one or each of the following techniques:

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
The following table summarizes the financial instruments measured at fair value on a recurring basis classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the accompanying condensed consolidated balance sheets:

	As of September 30, 2018			As of December 31, 2017
Fair Value Measurements:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Marketable securities (see Note 5)
Equity securities	$9,936	$—	$—	$468	$—	$—
Money market funds	41,550	—	—	44,481	—	—
Corporate bonds	—	33,036	—	—	9,262	—
Government securities - U.S.	—	13,556	—	—	19,050	—
Other fixed-income securities	—	9,347	—	—	4,250	—
Total assets	$51,486	$55,939	$—	$44,949	$32,562	$—

Related party payable (see Note 8)	—	—	38,692	—	—	98,925
Total liabilities	$—	$—	$38,692	$—	$—	$98,925
A review of fair value hierarchy classifications is conducted on a quarterly basis.  Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. During the periods ended September 30, 2018 and December 31, 2017, respectively, there were no transfers in and out of Level 1, 2, or 3. During the three and nine month periods ended September 30, 2018 and 2017, respectively, we did not recognize any other-than-temporary impairment loss.
Some of the Company’s financial instruments, such as cash and cash equivalents, accounts receivable and accounts payable, are reflected in the balance sheet at carrying value, which approximates fair value due to their short-term nature.

Debt

We estimate the fair value of our $143,750 aggregate principal amount of 4.50% exchangeable senior notes due 2023 (the “2018 Notes”), a Level 2 input, based on interest rates that would be currently available to the Company for issuance of similar types of debt instruments with similar terms and remaining maturities. The estimated fair value of the 2018 Notes at September 30, 2018 is $109,565 compared to a book value of $114,263.

Additionally, the Company’s other debt is reflected in the balance sheet at carrying value, which approximates fair value, as these represent non-interest bearing grants from the French government and are repayable only if the research project is technically or commercially successful.

See Note 9: Long-Term Debt for additional information regarding our debt obligations.

NOTE 5: Marketable Securities
The Company has investments in available-for-sale marketable securities which are recorded at fair market value. Prior to January 1, 2018, unrealized gains and losses on all securities are recorded as other comprehensive income (loss) in shareholders’ equity, net of income tax effects.
On January 1, 2018, the Company adopted ASU 2016-01, which requires the change in the fair value of available-for-sale equity investments to be recognized in our condensed consolidated statements of income (loss) rather than as a component of our condensed consolidated statement of comprehensive income (loss). For the three and nine months ended September 30, 2018, the net unrealized gain (loss) on our available-for-sale equity investments, recorded as a component of investment income in the accompanying condensed consolidated statements of income (loss), was immaterial. For comparability purposes, the net unrealized loss on our available-for-sale equity investments was $878 for the three months ended September 30, 2017 and the net unrealized gain was immaterial for the nine months ended September 30, 2017. These amounts were recorded as other comprehensive income in shareholders’ equity, net of income tax effects for the three and nine months ended September 30, 2017.
The following tables show the Company’s available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category as of September 30, 2018 and December 31, 2017, respectively:

	September 30, 2018
Marketable Securities:	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value

Equity securities	$10,068	$77	$(209)	$9,936
Money market funds	41,350	200	—	41,550
Corporate bonds	33,266	6	(236)	33,036
Government securities - U.S.	13,756	—	(200)	13,556
Other fixed-income securities	9,361	9	(23)	9,347
Total	$107,801	$292	$(668)	$107,425

	December 31, 2017
Marketable Securities:	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value

Equity securities	$443	$31	$(6)	$468
Money market funds	44,525	—	(44)	44,481
Corporate bonds	9,285	1	(24)	9,262
Government securities - U.S.	19,080	—	(30)	19,050
Other fixed-income securities	4,259	—	(9)	4,250
Total	$77,592	$32	$(113)	$77,511

We determine realized gains or losses on the sale of marketable securities on a specific identification method. We reflect these gains and losses as a component of investment income in the accompanying condensed consolidated statements of income (loss).

We recognized gross realized gains of $143 and $2,978 for the three months ended September 30, 2018, and 2017, respectively. These realized gains were offset by realized losses of $22 and $2,432 for the three months ended September 30, 2018, and 2017, respectively.
We recognized gross realized gains of $378 and $4,228 for the nine months ended September 30, 2018, and 2017, respectively. These realized gains were offset by realized losses of $350 and $3,755 for the nine months ended September 30, 2018, and 2017, respectively.
The following table summarizes the estimated fair value of our investments in marketable debt securities, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities as of September 30, 2018:

	Maturities
Marketable Debt Securities:	Less than 1 Year	1-5 Years	5-10 Years	Greater than 10 Years	Total

Corporate bonds	$19,017	$13,820	$199	$—	$33,036
Government securities - U.S.	831	12,224	—	501	13,556
Other fixed-income securities	51	9,296	—	—	9,347
Total	$19,899	$35,340	$199	$501	$55,939
The Company has classified our investment in available-for-sale marketable securities as current assets in the condensed consolidated balance sheets as the securities need to be available for use, if required, to fund current operations. There are no restrictions on the sale of any securities in our investment portfolio.

NOTE 6: Inventories
The principal categories of inventories, net reserves of $2,838 and $1,039 at September 30, 2018 and December 31, 2017, respectively, are comprised of the following:

Inventory:	September 30, 2018	December 31, 2017

Finished goods	$4,783	$4,774
Raw materials	1,247	1,383
Total	$6,030	$6,157

NOTE 7: Goodwill and Intangible Assets
The Company’s amortizable and unamortizable intangible assets at September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018			December 31, 2017
Goodwill and Intangible Assets:	Gross Value	Accumulated Amortization	Net Carrying Amount	Gross Value	Accumulated Amortization	Net Carrying Amount

Amortizable intangible assets:
Acquired developed technology - Noctiva	$73,111	$(5,606)	$67,505	$73,111	$(1,401)	$71,710
Acquired developed technology - Vazculep	12,061	(10,227)	1,834	12,061	(9,616)	2,445
Acquired product marketing rights (1)	—	—	—	16,600	(2,132)	14,468
Acquired developed technology (1)	—	—	—	4,300	(634)	3,666
Total amortizable intangible assets	$85,172	$(15,833)	$69,339	$106,072	$(13,783)	$92,289

Unamortizable intangible assets:
Goodwill	$18,491	$—	$18,491	$18,491	$—	$18,491
Total unamortizable intangible assets	$18,491	$—	$18,491	$18,491	$—	$18,491

(1) These intangible assets were assumed by the buyer as part of the disposition of the pediatrics products on February 16, 2018. See Note 12: Divestiture of the Pediatric Assets.

The Company recorded amortization expense related to amortizable intangible assets of $1,620 and $564 for the three months ended September 30, 2018 and 2017, respectively and $4,996 and $1,692 for the nine months ended September 30, 2018 and 2017, respectively.
Amortizable intangible assets are amortized over their estimated useful lives, which range from three to fifteen years. Estimated amortization of intangible assets for the next five years is as follows:

Estimated Amortization Expense:	Amount

2018	$6,619
2019	6,439
2020	6,439
2021	5,624
2022	5,624

NOTE 8: Long-Term Related Party Payable
Long-term related party payable and related activity are reported at fair value and consist of the following at September 30, 2018 and December 31, 2017:

		Activity during the Nine Months Ended September 30, 2018
			Changes in Fair Value of Related Party Payable
Long-Term Related Party Payable:	Balance, December 31, 2017	Payments to Related Parties	Operating (Gain) Expense	Other (Income) Expense	Warrant Exercise	Disposal	Balance, September 30, 2018

Acquisition-related contingent consideration:
Warrants - Éclat Pharmaceuticals (a)	$2,479	$—	$(312)	$—	$(2,167)	$—	$—
Earn-out payments - Éclat Pharmaceuticals (b)	67,744	(16,254)	(16,966)	—	—	—	34,524
Royalty agreement - FSC (c)	5,740	(645)	242	—	—	(5,337)	—
Financing-related:							—
Royalty agreement - Deerfield (d)	5,392	(1,600)	—	(970)	—	—	2,822
Royalty agreement - Broadfin (e)	2,570	(762)	—	(462)	—	—	1,346
Long-term liability - FSC (f)	15,000	—	—	—	—	(15,000)	—
Total related party payable	98,925	$(19,261)	$(17,036)	$(1,432)	$(2,167)	$(20,337)	38,692
Less: Current portion	(25,007)						(10,979)
Total long-term related party payable	$73,918						$27,713

Long-term related party payable and related activity are reported at fair value and consist of the following at September 30, 2018 and June 30, 2018:

		Activity during the Three Months Ended September 30, 2018
			Changes in Fair Value of Related Party Payable
Long-Term Related Party Payable:	Balance, June 30, 2018	Payments to Related Parties	Operating Expense	Other Expense	Balance, September 30, 2018

Acquisition-related contingent consideration:
Earn-out payments - Éclat Pharmaceuticals (b)	$46,780	$(5,141)	$(7,115)	$—	$34,524
Royalty agreement - FSC (c)	—	—	—	—	—
Financing-related:
Royalty agreement - Deerfield (d)	3,614	(504)	—	(288)	2,822
Royalty agreement - Broadfin (e)	1,723	(240)	—	(137)	1,346
Total related party payable	52,117	$(5,885)	$(7,115)	$(425)	38,692
Less: Current portion	(14,067)				(10,979)
Total long-term related party payable	$38,050				$27,713

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

(c)
In February 2016, the Company acquired all of the membership interests of FSC from Deerfield. The consideration for this transaction in part included a commitment to pay quarterly a 15% royalty on the net sales of certain FSC products, up to $12,500 for a period not exceeding ten years. This obligation was assumed by the buyer as part of the disposition of the pediatrics products on February 16, 2018. See Note 12: Divestiture of the Pediatric Assets.

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

(f)
In February 2016, the Company acquired all of the membership interests of FSC from Deerfield. The consideration for this transaction in part consists of payments totaling $1,050 annually for five years with a final payment in January 2021 of $15,000. Substantially all of FSC’s and its subsidiaries’ assets are pledged as collateral to Deerfield. This obligation was assumed by the buyer as part of the disposition of the pediatrics products on February 16, 2018. See Note 12: Divestiture of the Pediatric Assets.

At September 30, 2018, the fair value of each related party payable listed in (b), (d) and (e) above was estimated using a discounted cash flow model based on estimated and projected annual net revenues or gross profit, as appropriate, of each of the specified Éclat products using an appropriate risk-adjusted discount rate of 15%. These fair value measurements are based on significant inputs not observable in the market and thus represent a level 3 measurement as defined in ASC 820. Subsequent changes in the fair value of the acquisition-related related party payables, resulting primarily from management’s revision of key assumptions, will be recorded in the condensed consolidated statements of income (loss) in the line items entitled “Changes in fair value of related party contingent consideration” for items noted in (b) above and in “Other expense - changes in fair value of related party payable” for items (d) and (e) above. See Note 1: Summary of Significant Accounting Policies under the caption Acquisition-related Contingent Consideration and Financing-related Royalty Agreements in Part II, Item 8 of the Company’s 2017 Annual Report on Form 10-K for more information on key assumptions used to determine the fair value of these liabilities.
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

The following table summarizes changes to the related party payables, a recurring Level 3 measurement, for the nine-month periods ended September 30, 2018 and 2017, respectively:

Related Party Payable Rollforward:	Balance

Balance, December 31, 2016	$169,347
Payments of related party payable	(29,135)
Fair value adjustments (1)	(33,095)
Balance, September 30, 2017	$107,117

Balance, December 31, 2017	$98,925
Payments of related party payable	(19,261)
Fair value adjustments (1)	(18,468)
Warrant exercise	(2,167)
Disposition of the pediatrics products	(20,337)
Balance, September 30, 2018	$38,692
(1) Fair value adjustments are reported as changes in fair value of related party contingent consideration and Other expense - changes in fair value of related party payable in the condensed consolidated statements of income (loss).

NOTE 9: Long-Term Debt
Long-Term debt is summarized as follows:

	September 30, 2018	December 31, 2017
Principal amount of 4.50% exchangeable senior notes due 2023	$143,750	$—
Less: debt discount and issuance costs, net	(29,487)	—
Net carrying amount of liability component	114,263	—
Other debt	226	267
Subtotal	114,489	267
Less: current maturities	(107)	(111)
Long-term debt	$114,382	$156

Equity component:
Equity component of exchangeable notes, net of issuance costs	$(26,699)	$—
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

Other Debt

French government agencies provide financing to French companies for R&D. At September 30, 2018 and December 31, 2017, the Company had one remaining outstanding loan of $226 and $267, respectively for one program. This loan does not bear interest and repayment is scheduled to occur through 2019.

NOTE 10: Income Taxes
The components of income (loss) before income taxes are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Income (Loss) Before Income Taxes:	2018	2017	2018	2017

Ireland	$(18,314)	$(5,340)	$(34,203)	$4,008
United States	1,773	29,627	(1,043)	96,288
France	79	3,313	441	(1,950)
Total income (loss) before income taxes	$(16,462)	$27,600	$(34,805)	$98,346

The items accounting for the difference between the income tax provision computed at the statutory rate and the Company’s effective tax rate are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Income Tax Rate Reconciliation:	2018	2017	2018	2017

Statutory tax rate	12.5%	12.5%	12.5%	12.5%
International tax rates differential	7.0%	24.9%	6.9%	20.5%
Change in valuation allowance	(18.3)%	(1.6)%	(14.9)%	0.5%
Change in fair value of nondeductible contingent consideration	8.7%	(12.8)%	9.9%	(10.9)%
Nondeductible stock-based compensation	(3.5)%	(0.4)%	(2.6)%	(0.3)%
Unrecognized tax benefits	(3.5)%	0.9%	(3.1)%	0.8%
State and local income taxes, net of federal	0.1%	—%	0.2%	0.1%
Change in U.S. tax law	—%	—%	—%	—%
Other	1.2%	(2.1)%	0.8%	(0.9)%
Effective income tax rate	4.2%	21.4%	9.7%	22.3%

Income tax (benefit) provision - at statutory tax rate	$(2,058)	$3,449	$(4,351)	$12,294
International tax rates differential	(1,153)	6,861	(2,394)	20,120
Change in valuation allowance	3,007	(438)	5,188	476
Change in fair value of nondeductible contingent consideration	(1,431)	(3,521)	(3,436)	(10,751)
Nondeductible stock-based compensation	578	(116)	914	(265)
Unrecognized tax benefits	578	262	1,086	771
State and local income taxes, net of federal	(13)	(6)	(70)	69
Change in U.S. tax law	—	—	—	—
Other	(199)	(570)	(297)	(884)
Income tax (benefit) provision - at effective income tax rate	$(691)	$5,921	$(3,360)	$21,830

The income tax benefit and provision for the three months ended September 30, 2018 and 2017 was $691 and $5,921, respectively. The decrease in the income tax provision for the three months ended September 30, 2018 is primarily the result of a reduction in the amount of taxable income earned in the United States (“U.S.”) and Ireland and was partially offset by a decrease in the amount of nondeductible contingent consideration when compared to the same period in 2017. We have not made any additional measurement period adjustments related to U.S. federal tax reform legislation (the “Tax Act”) enacted on December 22, 2017 during the three months ended September 30, 2018. We are still evaluating the provisions of the Tax Act and its impact on our condensed consolidated financial statements.
The income tax benefit and provision for the nine months ended September 30, 2018 and 2017 was $3,360 and $21,830, respectively. The decrease in the income tax provision for the nine months ended September 30, 2018 is primarily the result of decreases in the amount of taxable income in the U.S. and Ireland, and was partially offset by a reduction in the amount of nondeductible contingent consideration when compared to the same period in 2017. We have not made any additional measurement period adjustments related to the Tax Act during the nine months ended September 30, 2018. We are still evaluating the provisions of the Tax Act and its impact on our condensed consolidated financial statements.

The U.S. government enacted the 2018 Tax Cuts & Jobs Act (TCJA) on December 22, 2017. The TCJA reduces the U.S. federal corporate statutory rate to 21% from the previous rate of 35% and has additional requirements that the Company continues to evaluate. The Company is applying the guidance in SAB 118 when accounting for the effects of the TCJA. The Company has not yet completed its accounting for all of the tax effects of the TCJA. The Company continues to consider certain portions of the TCJA and the application of ASC 740 and no adjustments have been made in the unaudited condensed consolidated financial statements.

NOTE 11: Other Assets and Liabilities
Various other assets and liabilities are summarized as follows:

Prepaid Expenses and Other Current Assets:	September 30, 2018	December 31, 2017

Valued-added tax recoverable	$979	$1,206
Prepaid and other expenses	4,416	7,106
Guarantee from Armistice (see Note 12)	512	—
Income tax receivable	478	518
Research and development tax credit receivable	265	—
Other	209	128
Total	$6,859	$8,958

Other Non-Current Assets:	September 30, 2018	December 31, 2017

Deferred tax assets	$8,113	$3,877
Long-term deposits	4,827	3,350
Guarantee from Armistice (see Note 12)	5,830	—
Right of use assets at contract manufacturing organizations	5,960	2,909
Other	114	113
Total	$24,844	$10,249

Accrued Expenses	September 30, 2018	December 31, 2017

Accrued compensation	$2,147	$3,157
Accrued social charges	1,071	1,204
Accrued employee severance (see Note 13)	581	1,000
Customer allowances	5,583	10,613
Accrued Exclusive License and Assignment Agreement (ELAA) payment	—	20,000
Accrued contract research organization charges	1,880	156
Accrued contract manufacturing organization costs	2,578	2,327
Accrued contract sales organization and marketing costs	4,156	7,641
Other	2,702	4,828
Total	$20,698	$50,926

Other Non-Current Liabilities:	September 30, 2018	December 31, 2017

Provision for retirement indemnity	$1,262	$1,303
Customer allowances	1,596	1,636
Unrecognized tax benefits	4,720	3,954
Guarantee to Deerfield (see Note 12)	5,851	—
Other	721	191
Total	$14,150	$7,084
12: Divestiture of the Pediatric Assets

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

In conjunction with the divestiture, the Company also entered into the following arrangements:

License and Development Agreement

Also, in connection with the closing under the Purchase Agreement, Flamel Ireland Limited, an Irish limited company operating under the trade name of Avadel Ireland (“Avadel Ireland”) and a wholly-owned subsidiary of the Company, and Cerecor entered into a license and development agreement (the “License and Development Agreement”) pursuant to which, among other things:

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

Deerfield Guarantee

In connection with the closing under the Purchase Agreement, the Company and Holdings provided their guarantee (the “Deerfield Guarantee”) in favor of Deerfield. Under the Deerfield Guarantee, the Company and Holdings guaranteed to Deerfield the payment by Cerecor of the Assumed Obligations under the Membership Interest Purchase Agreement between the Company and Deerfield dated February 5, 2016. The Assumed Obligations include (i) a quarterly payment of $263 beginning in July 2018 and ending in October 2020, amounting to an aggregate payment obligation of $2,625; (ii) a payment in January 2021 of $15,263; and (iii) a quarterly royalty payment of 15% on net sales of the FSC products through February 6, 2026 (“FSC Product Royalties”), in an aggregate amount of up to approximately $10,300. In addition, under the Deerfield Guarantee, the Company and Holdings guaranteed that Deerfield would receive certain minimum annual FSC Product Royalties through February 6, 2026 (the “Minimum Royalties”). Given the Company’s explicit guarantee to Deerfield, the Company recorded the guarantee in accordance with ASC 460. A valuation was performed, which was based largely on an analysis of the potential timing of each possible cash outflow described above and the likelihood of Cerecor’s default on such payments assuming an S&P credit rating of CCC+. The result of this valuation identified a guarantee liability of $6,643. This liability is being amortized proportionately based on undiscounted cash outflows through the remainder of the contract with Deerfield. At September 30, 2018, the carrying value of this liability was $6,364.

Armistice Guarantee

In connection with the closing under the Purchase Agreement, Armistice Capital Master Fund, Ltd., the majority shareholder of Cerecor, guaranteed to Holdings the payment by Cerecor of the Assumed Obligations, including the Minimum Royalties. A valuation of the guarantee asset was performed in accordance with ASC 460 and a guarantee asset of $6,620 was recorded. This asset is being amortized proportionately based on undiscounted cash outflows through the remainder of the contract with Deerfield noted above. At September 30, 2018, the carrying value of this asset was $6,342.

The fair values of the Avadel guarantee to Deerfield and the guarantee received by Avadel from Armistice largely offset and when combined are not material.

Based on management’s review of ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, the disposition of our pediatric assets and related liabilities did not qualify for discontinued operations reporting. Our results of operations for the period January 1, 2018 through February 16, 2018 and for the three and nine months ended September 30, 2017 include the results of FSC, prior to its February 16, 2018 disposition date.

The net impact of this transaction was not material to the condensed consolidated statements of income (loss).

NOTE 13: Restructuring Costs
During the first quarter of 2017, the Company announced a plan to reduce our workforce at our Venissieux, France site by approximately 50%.  This reduction is an effort to align the Company’s cost structure with our ongoing and future planned projects. In July 2017, the Company completed negotiations with the works council for our French operations and received approval from the French Labor Commission (DIRECCTE) to implement the plan. The reduction is substantially complete at September 30, 2018. Restructuring charges of $65 and restructuring income of $549 were recognized during the three months ended September 30, 2018 and 2017, respectively and restructuring charges of $268 and $3,173 during the nine months ended September 30, 2018 and 2017, respectively. The restructuring income resulted from a retirement indemnity curtailment gain of $549 in the three months ended September 30, 2017 associated with the reduction of certain defined benefit retirement plan liabilities due to the reduction in force. The following table sets forth activities for the Company’s cost reduction plan obligations for the nine months ended September 30, 2018 and 2017:

Severance Obligation:	2018	2017

Balance of restructuring accrual at January 1,	$1,000	$—
Charges for employee severance, benefits and other	268	3,722
Payments	(668)	(2,164)
Foreign currency impact	(19)	368
Balance of restructuring accrual at September 30,	$581	$1,926
The restructuring accrual at September 30, 2018 and 2017 is included in the condensed consolidated balance sheet in Accrued expenses.
NOTE 14: Net (Loss) Income Per Share
Basic net (loss) income per share is calculated by dividing net (loss) income by the weighted average number of shares outstanding during each period. Diluted net (loss) income per share is calculated by dividing net (loss) income by the diluted number of shares outstanding during each period. Except where the result would be anti-dilutive to net (loss) income, diluted net (loss) income per share would be calculated assuming the impact of the conversion of the 2018 Notes, the exercise of outstanding equity compensation awards, ordinary shares expected to be issued under our employee stock purchase plan (“ESPP”) and the exercise of contingent consideration warrants, all which have been exercised or have expired during the first quarter of 2018.
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
The dilutive effect of the warrants, stock options, RSU’s and ordinary shares expected to be issued under or ESPP has been calculated using the treasury stock method.
A reconciliation of basic and diluted net (loss) income per share, together with the related shares outstanding in thousands is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Net (Loss) Income Per Share:	2018	2017	2018	2017

Net (loss) income	$(15,771)	$21,679	$(31,445)	$76,516

Weighted average shares:
Basic shares	36,904	40,061	37,410	40,839
Effect of dilutive securities—options, RSU’s, ESPP shares and warrants outstanding	—	1,278	—	1,355
Diluted shares	36,904	41,339	37,410	42,194

Net (loss) income per share - basic	$(0.43)	$0.54	$(0.84)	$1.87
Net (loss) income per share - diluted	$(0.43)	$0.52	$(0.84)	$1.81

Potential common shares of 18,742 and 5,008 were excluded from the calculation of weighted average shares for the three months ended September 30, 2018 and 2017, respectively, because their effect was considered to be anti-dilutive. Potential common shares of 16,647 and 5,086 were excluded from the calculation of weighted average shares for the nine months ended September 30, 2018 and 2017, respectively, because their effect was considered to be anti-dilutive. For the three and nine months ended September 30, 2018, the effects of dilutive securities were entirely excluded from the calculation of net (loss) income per share as a net loss was reported in this period.

NOTE 15: Comprehensive Income (Loss)
The following table shows the components of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2018 and 2017, respectively, net of tax effects:

	Three Months Ended September 30,		Nine Months Ended September 30,
Accumulated Other Comprehensive Income (Loss):	2018	2017	2018	2017

Foreign currency translation adjustment:
Beginning balance	$(23,435)	$(23,089)	$(23,202)	$(23,336)
Net other comprehensive income (loss)	(60)	(229)	(293)	18
Balance at September 30,	$(23,495)	$(23,318)	$(23,495)	$(23,318)

Unrealized gain (loss) on marketable securities, net
Beginning balance	$(224)	$409	$(64)	$(229)
Net other comprehensive income (loss), net of ($18), $92, ($88) and $0 tax, respectively	68	(512)	(92)	126
Balance at September 30,	$(156)	$(103)	$(156)	$(103)
Accumulated other comprehensive loss at September 30,	$(23,651)	$(23,421)	$(23,651)	$(23,421)

The effect on the Company’s condensed consolidated financial statements of amounts reclassified out of accumulated other comprehensive income (loss) was immaterial for all periods presented.

NOTE 16: Shareholders’ Equity
The following table presents a reconciliation of the Company’s beginning and ending balances in shareholders’ equity for the nine months ended September 30, 2018:

Shareholders’ Equity:	2018

Shareholders’ equity - January 1,	$85,580
Net loss	(31,445)
Other comprehensive loss	(385)
Exercise of stock options	535
Stock-based compensation expense	7,190
Employee share purchase plan share issuance	127
Share repurchases	(27,637)
Exercise of warrants (see Note 8)	2,911
Expiration of warrants (see Note 8)	2,167
Equity component of 2018 Notes (see Note 9)	26,699
Shareholders’ equity - September 30,	$65,742

Share Repurchases

In February 2018, the Board of Directors approved an authorization to repurchase up to $18,000 of Avadel ordinary shares represented by ADSs in connection with the offering of the 2018 Notes.

In March 2018, the Board of Directors approved an authorization to repurchase up to $7,000 of Avadel ordinary shares represented by ADSs, bringing the total authorization of $50,000 to repurchase shares. Repurchase may be made until December 31, 2018 in open-market transactions on or off the exchange, in privately negotiated transactions, or through other means as determined by the Company’s management and in accordance with the regulations of the SEC

During the nine months ended September 30, 2018, the Company repurchased 3,291 ordinary shares for $27,637. At September 30, 2018, the Company fully completed its authorized share buyback program.

NOTE 17: Company Revenue by Product
The Company has determined that it operates in one segment, the development and commercialization of pharmaceutical products, including controlled-release therapeutic products based on our proprietary polymer based technology. The Company’s Chief Operating Decision Maker is the CEO. The CEO reviews profit and loss information on a consolidated basis to assess performance and make overall operating decisions as well as resource allocations. All products are included in one segment because the Company’s products have similar economic and other characteristics, including the nature of the products and production processes, type of customers, distribution methods and regulatory environment.
The following table presents a summary of total revenues by these products:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues by Product:	2018	2017	2018	2017

Bloxiverz	$3,656	$9,920	$16,691	$37,541
Vazculep	8,759	9,573	33,097	29,906
Akovaz	5,991	18,561	28,083	65,110
Noctiva	1,047	—	2,002	—
Other	373	1,093	2,230	5,452
Total product sales	19,826	39,147	82,103	138,009
License revenue	—	528	246	484
Total revenues	$19,826	$39,675	$82,349	$138,493
NOTE 18: Commitments and Contingencies
Litigation
The Company is subject to potential liabilities generally incidental to our business arising out of present and future lawsuits and claims related to product liability, personal injury, contract, commercial, intellectual property, tax, employment, compliance and other matters that arise in the ordinary course of business. The Company accrues for potential liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. At September 30, 2018 and December 31, 2017, there were no contingent liabilities with respect to any threat of litigation, arbitration or administrative or other proceeding that are reasonably likely to have a material adverse effect on the Company’s condensed consolidated financial position, results of operations, cash flows or liquidity.
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

Material Commitments
The Company has a commitment to purchase finished product from a contract manufacturer for the years ending December 31, 2018 and 2019. The commitment for this arrangement, at minimum quantities and at the 2018 and estimated 2019 contractual prices is $1,304 and $956, respectively. Also, the Company has a commitment to purchase finished product from a contract manufacturer for a five-year period commencing in 2018. Commitments for this arrangement, at minimum quantities and at the 2018 contractual price over the remaining life of the contract, are as follows for the years ended December 31:

Purchase Commitment	Balance

2018	$660
2019	1,082
2020	1,320
2021	1,320
2022	1,320
Thereafter	220
Total	$5,922

The Company has a commitment with a contract manufacturer related to the construction and preparation of a production suite at the contract manufacturer’s facility. The Company expects to pay approximately $300 through the first quarter of 2019 with respect to the initial build of the production suite. Subsequent to the initial build and preparation of the production suite, this commitment also includes annual production suite fees of approximately $3,000 to $4,000 which would commence at the time of FDA approval of the product and continue thereafter for five years.

Other than commitments disclosed in Note 14: Contingent Liabilities and Commitments to the Company’s consolidated financial statements included in Part II, Item 8 of the Company’s 2017 Annual Report on Form 10-K and those noted above, there were no other material commitments outside of the normal course of business. Material commitments in the normal course of business include long-term debt and post-retirement benefit plan obligations which are disclosed in Note 9: Long-Term Debt and Note 12: Post-Retirement Benefit Plans, respectively, to the Company’s consolidated financial statements included in Part II, Item 8 of the Company’s 2017 Annual Report on Form 10-K and long-term contingent consideration payable as disclosed in Note 8: Long-Term Related Party Payable, to the Company’s condensed consolidated financial statements included in Part I, Item 1 of this report.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis
(In thousands, except per share data)
(Unaudited)

You should read the discussion and analysis of our financial condition and results of operations set forth in this Item 2 together with our condensed consolidated financial statements and the related notes appearing elsewhere in this quarterly report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this quarterly report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties, and reference is made to the “Cautionary Note Regarding Forward-Looking Statements” set forth immediately following the Table of Contents of this Quarterly Report on Form 10-Q for further information on the forward looking statements herein. In addition, you should read the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on March 16, 2018 and Part II, Item 1A in this quarterly report on Form 10-Q for a discussion of additional important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this quarterly report.
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
Strategy
We seek to create shareholder value by:

•
Being first-to-file New Drug Applications (“NDAs”) for established products that are being marketed in the United States without approval from the U.S. Food and Drug Administration (“FDA”). We strive to seek FDA approval through the FDA’s 505 (b)(2) regulatory pathway. We refer to these products as Unapproved Marketed Drugs (“UMDs”)

•	In-licensing and acquiring commercial-stage products in our therapeutic areas of focus

•	Developing products that use our Micropump®- or Liquitime®- based drug delivery technologies

UMD Products
Our revenues are primarily derived from our portfolio of sterile injectable products, Akovaz, Bloxiverz and Vazculep, which were previously UMDs. In 2006, the FDA announced its Marketed Unapproved Drugs - Compliance Policy Guide with the intention to incentivize pharmaceutical companies to pursue approvals for UMDs by removing unapproved competing products, thereby granting a period of market exclusivity until a generic can be approved. While these products have and will continue to produce cash flow, they have no Intellectual Property (IP) to delay or prevent competition and sales volumes and prices of our existing portfolio of these products have declined and may continue to decline as a result of competition; therefore, our Company seeks additional opportunities to grow and build long-term value with best-in-class proprietary protected products that seek to reduce competition from other companies.
Central Nervous System (CNS) Products

We are developing a once nightly formula of Sodium Oxybate which uses our Micropump drug-delivery technology for the treatment of excessive daytime sleepiness (“EDS”) and cataplexy in patients suffering from narcolepsy. We currently refer to this product as FT 218. Sodium oxybate is the sodium salt of gamma hydroxybutyrate, an endogenous compound and metabolite of the neurotransmitter gamma-aminobutyric acid. Sodium oxybate has been described as a therapeutic agent with high medical value. Sodium oxybate is approved in Europe and the United States as a twice nightly formulation indicated for the treatment of EDS and cataplexy in patients with narcolepsy.

Urology

On September 1, 2017, we entered into an exclusive license agreement with Serenity Pharmaceuticals LLC for the exclusive commercial rights for Noctiva™, the first product approved by FDA for the treatment of nocturia due to nocturnal polyuria, a condition characterized by the overproduction of urine at night, resulting in patients having to wake twice or more per night to void. It is estimated that approximately 40 million adults in the U.S. suffer from nocturia, representing a large market opportunity. We have fully-staffed urology sales and marketing teams.
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

Financial Highlights

Highlights of our consolidated results for the three and nine months ended September 30, 2018 are as follows:

•
Revenue was $19,826 and $82,349 for the three and nine months ended September 30, 2018, compared to $39,675 and $138,493 in the same period last year, respectively. This year over year decrease was primarily the result of increased competition driving lower prices as noted above in our discussion of Key Business Trends and Highlights. We experienced price declines across all our UMD products and a unit volume decline with our Akovaz product due to additional competition.

•
Operating loss was $14,095 and $29,505 for the three and nine months ended September 30, 2018, compared to operating income of $26,118 and $93,585 for the same period last year, respectively. The decrease in operating income for the three months ended September 30, 2018 was largely driven by the lower gross margin (sales minus cost of goods sold) of $19,179 and higher selling, general and administrative (SG&A) expenses of $13,266 driven primarily by the 2018 launch of Noctiva. The primary reasons for the decrease in operating income for the nine months ended September 30, 2018 were (i) lower gross margin of $57,115; (ii) higher SG&A, primarily due to the launch of Noctiva and (iii) research and development (R&D) expenses of $41,355 and $11,150 driven by higher spending on the Company’s FT 218 Phase 3 sodium oxybate clinical study, respectively, when compared to the same period of the prior year. Additionally, changes in the fair value of related party contingent consideration contributed $13,071 to this decline.

•	Net loss was $15,771 and $31,445 for the three and nine months ended September 30, 2018, respectively, compared to net income of $21,679 and $76,516 in the same period last year, respectively.

•
Diluted net loss per share was $(0.43) and $(0.84) for the three and nine months ended September 30, 2018, compared to diluted net income per share of $0.52 and $1.81 in the same period last year, respectively.

•
Cash and marketable securities increased $31,187 to $125,262 at September 30, 2018, from $94,075 at December 31, 2017. This increase was largely driven from $137,560 in net proceeds from the February 2018 issuance of our 2018 Notes, partially offset by $58,190 use of cash in operations, $27,637 in share buybacks and a $20,000 milestone payment paid to Serenity Pharmaceuticals, LLC associated with the ELAA.

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
Our significant accounting policies are described in Note 1 of the consolidated financial statements included in our Annual Report Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”). The SEC suggests companies provide additional disclosure on those accounting policies considered most critical. The SEC considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgments and estimates on the part of management in its application. Our estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies” section of the MD&A in our 2017 Form 10-K. Effective January 1, 2018, the Company implemented ASC 606, Revenue From Contracts With Customers. The impact of adopting this new accounting standard was not material to the Company’s financial results of financial condition. Other than this new revenue recognition standard, there were no other significant changes to our critical accounting policies during the three or nine months ended September 30, 2018. See Note 3: Revenue Recognition to the condensed consolidated financial statements for further information.

Results of Operations
The following is a summary of our financial results (in thousands, except per share amounts) for the three months ended September 30, 2018 and 2017, respectively:

			Three Months Ended
	Three Months Ended September 30,		Increase / (Decrease)
			2018 vs. 2017
Comparative Statements of Income (Loss)	2018	2017	$	%

Product sales	$19,826	$39,147	$(19,321)	(49.4)%
License revenue	—	528	(528)	(100.0)%
Total revenues	19,826	39,675	(19,849)	(50.0)%
Operating expenses:
Cost of products	3,120	3,790	(670)	(17.7)%
Research and development expenses	11,402	8,095	3,307	40.9%
Selling, general and administrative expenses	24,829	11,563	13,266	114.7%
Intangible asset amortization	1,620	564	1,056	187.2%
Gain - changes in fair value of related party contingent consideration	(7,115)	(9,906)	2,791	28.2%
Restructuring costs	65	(549)	614	111.8%
Total operating expenses	33,921	13,557	20,364	150.2%
Operating (loss) income	(14,095)	26,118	(40,213)	(154.0)%
Investment and other income, net	208	977	(769)	(78.7)%
Interest expense	(3,000)	(263)	(2,737)	(1,040.7)%
Other income - changes in fair value of related party payable	425	768	(343)	(44.7)%
(Loss) income before income taxes	(16,462)	27,600	(44,062)	(159.6)%
Income tax (benefit) provision	(691)	5,921	(6,612)	(111.7)%
Net (loss) income	$(15,771)	$21,679	$(37,450)	(172.7)%
Net (loss) income per share - diluted	$(0.43)	$0.52	$(0.95)	(182.7)%

The following is a summary of our financial results (in thousands, except per share amounts) for the nine months ended September 30, 2018 and 2017, respectively:

			Nine Months Ended
	Nine Months Ended September 30,		Increase / (Decrease)
			2018 vs. 2017
Comparative Statements of Income (Loss)	2018	2017	$	%

Product sales	$82,103	$138,009	$(55,906)	(40.5)%
License revenue	246	484	(238)	(49.2)%
Total revenues	82,349	138,493	(56,144)	(40.5)%
Operating expenses:
Cost of products	13,224	12,253	971	7.9%
Research and development expenses	33,243	22,093	11,150	50.5%
Selling, general and administrative expenses	77,159	35,804	41,355	115.5%
Intangible asset amortization	4,996	1,692	3,304	195.3%
Gain - changes in fair value of related party contingent consideration	(17,036)	(30,107)	13,071	43.4%
Restructuring costs	268	3,173	(2,905)	(91.6)%
Total operating expenses	111,854	44,908	66,946	149.1%
Operating (loss) income	(29,505)	93,585	(123,090)	(131.5)%
Investment and other income, net	845	2,562	(1,717)	(67.0)%
Interest expense	(7,577)	(789)	(6,788)	(860.3)%
Other income - changes in fair value of related party payable	1,432	2,988	(1,556)	(52.1)%
(Loss) income before income taxes	(34,805)	98,346	(133,151)	(135.4)%
Income tax (benefit) provision	(3,360)	21,830	(25,190)	(115.4)%
Net (loss) income	$(31,445)	$76,516	$(107,961)	(141.1)%
Net (loss) income per share - diluted	$(0.84)	$1.81	$(2.65)	(146.4)%
The revenues for each of the Company’s significant products for the three months ended September 30, 2018 and 2017 were as follows:

			Three Months Ended
	Three Months Ended September 30,		Increase / (Decrease)
			2018 vs. 2017
Revenues:	2018	2017	$	%

Bloxiverz	$3,656	$9,920	$(6,264)	(63.1)%
Vazculep	8,759	9,573	(814)	(8.5)%
Akovaz	5,991	18,561	(12,570)	(67.7)%
Noctiva	1,047	—	1,047	n/a
Other	373	1,093	(720)	(65.9)%
Product sales	19,826	39,147	(19,321)	(49.4)%
License revenue	—	528	(528)	(100.0)%
Total revenues	$19,826	$39,675	$(19,849)	(50.0)%

Total revenues were $19,826 for the three months ended September 30, 2018, compared to $39,675 for the same prior year period. Bloxiverz’s revenue declined $6,264 in the current quarter when compared to the same prior year period primarily due to lower unit volumes and net selling price driven largely by two new competitors that entered the market subsequent to the first quarter of 2017 and market penetration from an alternative molecule to neostigmine. Vazculep’s revenue decreased $814 during the quarter when compared to the prior year period due primarily to lower net selling prices, partially offset by slightly higher volumes in the current period when compared to the same prior year period. Akovaz’s revenue declined $12,570 driven by a lower unit volumes and lower net selling prices driven largely by two new competitors that entered the market during and subsequent to the first quarter of 2017. Sales during the third quarter of 2018 also include $1,047 of revenues attributable to Noctiva. Other revenues, which includes the pediatric products which were divested in February 2018, declined during the three months ended September 30, 2018 compared to the same period in the prior year due to the divestiture of these products.
The revenues for each of the Company’s significant products for the nine months ended September 30, 2018 and 2017 were as follows:

			Nine Months Ended
	Nine Months Ended September 30,		Increase / (Decrease)
			2018 vs. 2017
Revenues:	2018	2017	$	%

Bloxiverz	$16,691	$37,541	$(20,850)	(55.5)%
Vazculep	33,097	29,906	3,191	10.7%
Akovaz	28,083	65,110	(37,027)	(56.9)%
Noctiva	2,002	—	2,002	n/a
Other	2,230	5,452	(3,222)	(59.1)%
Product sales	82,103	138,009	(55,906)	(40.5)%
License revenue	246	484	(238)	49.2%
Total revenues	$82,349	$138,493	$(56,144)	(40.5)%
Total revenues were $82,349 for the nine months ended September 30, 2018, compared to $138,493 for the same prior year period. Bloxiverz’s revenue declined $20,850 when compared to the same period last year, primarily due to lower unit volumes and net selling prices driven largely by two new competitors that entered the market subsequent to the first quarter of 2017 and market penetration from an alternative molecule to neostigmine. Vazculep’s revenue was up $3,191 compared to the same period last year, due primarily to a slight increase in unit volumes and realized net selling prices when compared to the same prior year period. Akovaz’s revenue declined $37,027 driven by lower unit volumes and net selling prices driven largely by two new competitors that entered the market during and subsequent to the first quarter of 2017. Sales during the nine months ended September 30, 2018 also include $2,002 of revenues attributable to Noctiva, which as noted above we first began delivering to our wholesalers in March 2018. Other revenues, which includes the pediatric products which were divested in February 2018, declined during the nine months ended September 30, 2018 compared to the same period in the prior year due to the divestiture of those products.

			Three Months Ended
	Three Months Ended September 30,		Increase / (Decrease)
			2018 vs. 2017
Cost of Products:	2018	2017	$	%

Cost of products	$3,120	$3,790	$(670)	(17.7)%
Percentage of total revenues	15.7%	9.6%

Cost of products decreased $670 or 17.7% during the three months ended September 30, 2018 compared to the same prior year period driven by lower sold units. As a percentage of total revenue, cost of products sold was higher than the prior year period driven primarily by an increase of $329 in the inventory obsolescence reserves resulting from expired product as well as an overall reduction in selling prices.

			Nine Months Ended
	Nine Months Ended September 30,		Increase / (Decrease)
			2018 vs. 2017
Cost of Products:	2018	2017	$	%

Cost of products	$13,224	$12,253	$971	7.9%
Percentage of total revenues	16.1%	8.8%
Cost of products increased $971 or 7.9% during the nine months ended September 30, 2018 compared to the same prior year period. As a percentage of total revenue, cost of products sold was higher than the prior year period driven primarily by an increase of $2,599 in the inventory obsolescence reserves resulting from expired product as well as an overall reduction in selling prices.

			Three Months Ended
	Three Months Ended September 30,		Increase / (Decrease)
			2018 vs. 2017
Research and Development Expenses:	2018	2017	$	%

Research and development expenses	$11,402	$8,095	$3,307	40.9%
Percentage of total revenues	57.5%	20.4%

Research and development expenses increased $3,307 or 40.9% during the three months ended September 30, 2018 as compared to the same period in 2017. This increase is largely due to higher spending on the Company’s FT 218 Phase 3 sodium oxybate clinical study. The Company continues to spend a substantial portion of its R&D spending on this study. Additionally, a portion of this increase was due to approximately $600 of R&D costs associated with Noctiva.

			Nine Months Ended
	Nine Months Ended September 30,		Increase / (Decrease)
			2018 vs. 2017
Research and Development Expenses:	2018	2017	$	%

Research and development expenses	$33,243	$22,093	$11,150	50.5%
Percentage of total revenues	40.4%	16.0%
Research and development expenses increased $11,150 or 50.5% during the nine months ended September 30, 2018 as compared to the same period in 2017. This increase is largely due to higher spending on the Company’s FT 218 Phase 3 sodium oxybate clinical study. The Company continues to spend a substantial portion of its R&D spending on this study. Additionally, a portion of this increase was due to approximately $2,600 of R&D costs associated with Noctiva.

			Three Months Ended
	Three Months Ended September 30,		Increase / (Decrease)
			2018 vs. 2017
Selling, General and Administrative Expenses:	2018	2017	$	%

Selling, general and administrative expenses	$24,829	$11,563	$13,266	114.7%
Percentage of total revenues	125.2%	29.1%

Selling, general and administrative expenses increased $13,266 or 114.7% during the three months ended September 30, 2018 as compared to the same prior year period. This increase was primarily due to approximately $16,000 of sales and marketing costs associated with the 2018 launch of Noctiva, partially offset by approximately $2,800 of nonrecurring SG&A spend in the prior year due to the February 2018 divestiture of the Company’s pediatric assets.

			Nine Months Ended
	Nine Months Ended September 30,		Increase / (Decrease)
			2018 vs. 2017
Selling, General and Administrative Expenses:	2018	2017	$	%

Selling, general and administrative expenses	$77,159	$35,804	$41,355	115.5%
Percentage of total revenues	93.7%	25.9%
Selling, general and administrative expenses increased $41,355 or 115.5% during the nine months ended September 30, 2018 as compared to the same prior year period. This increase was primarily due to approximately $46,400 of sales and marketing costs associated with the 2018 launch of Noctiva, partially offset by approximately $6,600 of lower SG&A spend related to the February 2018 divestiture of the Company’s pediatric assets.
.

			Three Months Ended
	Three Months Ended September 30,		Increase / (Decrease)
			2018 vs. 2017
Intangibles Asset Amortization:	2018	2017	$	%

Intangible asset amortization	$1,620	$564	$1,056	187.2%
Percentage of total revenues	8.2%	1.4%

Intangible asset amortization expense increased $1,056 or 187.2% during the three months ended September 30, 2018 driven by the amortization of the intangible asset related to Noctiva.

			Nine Months Ended
	Nine Months Ended September 30,		Increase / (Decrease)
			2018 vs. 2017
Intangibles Asset Amortization:	2018	2017	$	%

Intangible asset amortization	$4,996	$1,692	$3,304	195.3%
Percentage of total revenues	6.1%	1.2%
Intangible asset amortization expense increased $3,304 or 195.3% during the nine months ended September 30, 2018 driven by the amortization of the intangible asset related to Noctiva, partially offset by only a month and a half of amortization in 2018 compared to nine months of amortization in 2017 related to the pediatrics products’ intangible assets. The Company disposed of its pediatrics products in February 2018.

			Three Months Ended
	Three Months Ended September 30,		Increase / (Decrease)
			2018 vs. 2017
Gain - Changes in Fair Value of Related Party Contingent Consideration:	2018	2017	$	%

Gain - changes in fair value of related party contingent consideration	$(7,115)	$(9,906)	$2,791	28.2%
Percentage of total revenues	(35.9)%	(25.0)%

We compute the fair value of the related party contingent consideration using several significant assumptions and when these assumptions change, due to underlying market conditions, the fair value of these liabilities change as well. Each of the underlying assumptions used to determine the fair values of these contingent liabilities can, and often do, change based on adjustments in current market conditions, competition and other factors. These changes can have a material impact on our condensed consolidated statements of income (loss) and balance sheet.

As a result of changes in the underlying assumptions used to determine the estimated fair values of a) our acquisition-related contingent consideration earn-out payments - Éclat, b) acquisition-related warrants, of which 2,200 warrants were exercised and 1,100 warrants expired worthless during the three months ended March 31, 2018 and c) acquisition-related FSC royalty liabilities which were disposed of during the sale of our pediatric products in February 2018, we recorded gains of $7,115 and $9,906 and lowered the fair value of the acquisition-related contingent consideration earn-out payments - Éclat for the three months ended September 30, 2018 and 2017, respectively. As noted in our critical accounting estimates included in the 2017 Form 10-K, there are numerous assumptions and estimates we use when determining the fair value of the acquisition-related earn-out payments - Éclat. These assumptions include estimates of pricing, market size, the market share the related products are forecast to achieve, the cost of goods related to such products and an appropriate discount rate to use when present valuing the related cash flows.

For the three months ended September 30, 2018, as a result of changes to these estimates when compared to the same estimates at June 30, 2018, we recorded a decrease in the fair value of our contingent consideration liabilities due to changes in certain underlying market conditions of the acquisition-related contingent consideration earn-out payments - Éclat.

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

			Nine Months Ended
	Nine Months Ended September 30,		Increase / (Decrease)
			2018 vs. 2017
Gain - Changes in Fair Value of Related Party Contingent Consideration:	2018	2017	$	%

Gain - changes in fair value of related party contingent consideration	$(17,036)	$(30,107)	$13,071	43.4%
Percentage of total revenues	(20.7)%	(21.7)%

As a result of changes in the estimates of the underlying estimates used to determine the fair values of a) our acquisition-related contingent consideration earn-out payments - Éclat, b) acquisition-related warrants, of which 2,200 warrants were exercised and 1,100 warrants expired worthless during the three months ended March 31, 2018 and c) acquisition-related FSC royalty liabilities which were disposed of during the sale of our pediatric products in February 2018, we recorded gains of $17,036 and $30,107 and lowered the fair value of the acquisition-related contingent consideration earn-out payments - Éclat for the nine months ended September 30, 2018 and 2017, respectively.

For the nine months ended September 30, 2018, as a result of changes to these estimates when compared to the same estimates at December 31, 2017, we recorded a decrease in the fair value of our contingent consideration liabilities, largely due to changes in certain underlying market conditions of the acquisition-related contingent consideration earn-out payments - Éclat.

For the nine months ended September 30, 2017,  as a result of changes to these estimates when compared to the same estimates at December 31, 2016, we recognized a gain of $28,453 to lower the fair value of acquisition related liabilities for the Éclat products primarily as a result of changes in the pricing environment for Akovaz and a weaker long-term sales and gross profit outlook for Bloxiverz due to more competition. Additionally, we decreased the fair value of the acquisition related warrants which resulted in a gain of $2,990, primarily due to changes in the AVDL stock price at September 30, 2017 compared to December 31, 2016, changes in the volatility of AVDL stock, partially offset by a shorter remaining term of the warrants.

			Three Months Ended
	Three Months Ended September 30,		Increase / (Decrease)
			2018 vs. 2017
Restructuring Costs	2018	2017	$	%

Restructuring costs	$65	$(549)	$614	111.8%
Percentage of total revenues	0.3%	(1.4)%

Restructuring charges of $65 were recognized during the three months ended September 30, 2018. During the first quarter of 2017, the Company announced a plan to reduce its workforce at its Lyon, France site by approximately 50%.  This reduction is an effort to align the Company’s cost structure with our ongoing and future planned projects. The reduction was substantially complete at September 30, 2018.

			Nine Months Ended
	Nine Months Ended September 30,		Increase / (Decrease)
			2018 vs. 2017
Restructuring Costs	2018	2017	$	%

Restructuring costs	$268	$3,173	$(2,905)	(91.6)%
Percentage of total revenues	0.3%	2.3%
Restructuring charges of $268 were recognized during the nine months ended September 30, 2018. During the first quarter of 2017, the Company announced a plan to reduce its workforce at its Lyon, France site by approximately 50%.  This reduction is an effort to align the Company’s cost structure with our ongoing and future planned projects. The reduction was substantially complete at September 30, 2018.

			Three Months Ended
	Three Months Ended September 30,		Increase / (Decrease)
			2018 vs. 2017
Investment and Other Income, net	2018	2017	$	%

Investment and other income, net	$208	$977	$(769)	(78.7)%
Percentage of total revenues	1.0%	2.5%
Investment and other income, net decreased for the three months ended September 30, 2018 when compared to the same period in the prior year driven by lower realized gains on our marketable securities during the current period when compared to the prior period.

			Nine Months Ended
	Nine Months Ended September 30,		Increase / (Decrease)
			2018 vs. 2017
Investment and Other Income, net	2018	2017	$	%

Investment and other income, net	$845	$2,562	$(1,717)	(67.0)%
Percentage of total revenues	1.0%	1.8%
Investment and other income, net decreased for the nine months ended September 30, 2018 when compared to the same period in the prior year driven by lower investment income and lower realized gains on our marketable securities during the current period when compared to the prior year period. Investment and other income, net for the nine months ended September 30, 2018 included $132 of net unrealized losses related to available-for-sale equity investments. See Note 5 for discussion of the Company’s adoption of ASU 2016-01 on January 1, 2018.

			Three Months Ended
	Three Months Ended September 30,		Increase / (Decrease)
			2018 vs. 2017
Interest Expense	2018	2017	$	%

Interest expense	$3,000	$263	$2,737	1,040.7%
Percentage of total revenues	15.1%	0.7%
Interest expense increased $2,737 for the three months ended September 30, 2018 when compared to the same period in the prior year as a result of imputed interest recorded on the 2018 Notes issued in February 2018.

			Nine Months Ended
	Nine Months Ended September 30,		Increase / (Decrease)
			2018 vs. 2017
Interest Expense	2018	2017	$	%

Interest expense	$7,577	$789	$6,788	860.3%
Percentage of total revenues	9.2%	0.6%

Interest expense increased $6,788 for the nine months ended September 30, 2018 when compared to the same period in the prior year as a result of imputed interest recorded on the 2018 Notes issued in February 2018.

			Three Months Ended
	Three Months Ended September 30,		Increase / (Decrease)
			2018 vs. 2017
Other Income - Changes in Fair Value of Related Party Payable	2018	2017	$	%

Other income - changes in fair value of related party payable	$425	$768	$(343)	(44.7)%
Percentage of total revenues	2.1%	1.9%

We recorded income of $425 and $768 to reduce the fair value of these liabilities during the three months ended September 30, 2018 and 2017, respectively, due to the same reasons associated with the Éclat product sales forecasts as described in the section “Changes in Fair Value of Related Party Contingent Consideration” for these periods. As noted in our critical accounting estimates section included in the 2017 Form 10-K, there are a number of assumptions and estimates we use when determining the fair value of the related party payable payments. These estimates include pricing, market size, the market share the related products are forecast to achieve and an appropriate discount rate to use when present valuing the related cash flows. These estimates often do change based on changes in current market conditions, competition and other factors.

			Nine Months Ended
	Nine Months Ended September 30,		Increase / (Decrease)
			2018 vs. 2017
Other Income - Changes in Fair Value of Related Party Payable	2018	2017	$	%

Other income - changes in fair value of related party payable	$1,432	$2,988	$(1,556)	(52.1)%
Percentage of total revenues	1.7%	2.2%

We recorded income of $1,432 and $2,988 to reduce the fair value of these liabilities during the nine months ended September 30, 2018 and 2017, respectively, due to the same reasons associated with the Éclat product sales forecasts as described in the section “Changes in Fair Value of Related Party Contingent Consideration” for these periods.

			Three Months Ended
	Three Months Ended September 30,		Increase / (Decrease)
			2018 vs. 2017
Income Tax (Benefit) Provision:	2018	2017	$	%

Income tax (benefit) provision	$(691)	$5,921	$(6,612)	(111.7)%
Percentage of income (loss) before income taxes	(4.2)%	(21.5)%

The items accounting for the difference between the income tax provision computed at the statutory rate and the Company’s effective tax rate for the three months ended September 30, 2018 and 2017, are as follows:

	Three Months Ended September 30,
	2018	2017

Statutory tax rate	12.5%	12.5%
International tax rates differential	7.0%	24.9%
Change in valuation allowance	(18.3)%	(1.6)%
Change in fair value of nondeductible contingent consideration	8.7%	(12.8)%
Nondeductible stock-based compensation	(3.5)%	(0.4)%
Unrecognized tax benefits	(3.5)%	0.9%
State and local income taxes, net of federal	0.1%	—%
Change in U.S. tax law	—%	—%
Other	1.2%	(2.1)%
Effective income tax rate	4.2%	21.4%

Income tax (benefit) provision - at statutory tax rate	$(2,058)	$3,449
International tax rates differential	(1,153)	6,861
Change in valuation allowance	3,007	(438)
Change in fair value of nondeductible contingent consideration	(1,431)	(3,521)
Nondeductible stock-based compensation	578	(116)
Unrecognized tax benefits	578	262
State and local income taxes, net of federal	(13)	(6)
Change in U.S. tax law	—	—
Other	(199)	(570)
Income tax (benefit) provision - at effective income tax rate	$(691)	$5,921

The income tax benefit and provision for the three months ended September 30, 2018 and 2017 was $691 and $5,921, respectively. The decrease in the income tax provision for the three months ended September 30, 2018 is primarily the result of a reduction in the amount of taxable income earned in the United States (“U.S.”) and Ireland and was partially offset by a decrease in the amount of nondeductible contingent consideration when compared to the same period in 2017. We have not made any additional measurement period adjustments related to U.S. federal tax reform legislation (the “Tax Act”) enacted on December 22, 2017 during the three months ended September 30, 2018. We are still evaluating the provisions of the Tax Act and its impact on our condensed consolidated financial statements.

			Nine Months Ended
	Nine Months Ended September 30,		Increase / (Decrease)
			2018 vs. 2017
Income Tax (Benefit) Provision:	2018	2017	$	%

Income tax (benefit) provision	$(3,360)	$21,830	$(25,190)	(115.4)%
Percentage of income (loss) before income taxes	(9.7)%	(22.2)%

The items accounting for the difference between the income tax provision computed at the statutory rate and the Company’s effective tax rate for the nine months ended September 30, 2018 and 2017, are as follows:

	Nine Months Ended September 30,
	2018	2017

Statutory tax rate	12.5%	12.5%
International tax rates differential	6.9%	20.5%
Change in valuation allowance	(14.9)%	0.5%
Nondeductible change in fair value of contingent consideration	9.9%	(10.9)%
Nondeductible stock-based compensation	(2.6)%	(0.3)%
Unrecognized tax benefits	(3.1)%	0.8%
State and local income taxes, net of federal	0.2%	0.1%
Change in U.S. tax law	—%	—%
Other	0.8%	(0.9)%
Effective income tax rate	9.7%	22.3%

Income tax (benefit) provision - at statutory tax rate	$(4,351)	$12,294
International tax rates differential	(2,394)	20,120
Change in valuation allowance	5,188	476
Nondeductible change in fair value of contingent consideration	(3,436)	(10,751)
Nondeductible stock-based compensation	914	(265)
Unrecognized tax benefits	1,086	771
State and local income taxes, net of federal	(70)	69
Change in U.S. tax law	—	—
Other	(297)	(884)
Income tax (benefit) provision - at effective income tax rate	$(3,360)	$21,830

The income tax benefit and provision for the nine months ended September 30, 2018 and 2017 was $(3,360) and $21,830, respectively. The decrease in the income tax provision for the nine months ended September 30, 2018 is primarily the result of decreases in the amount of taxable income in the U.S. and Ireland, and was partially offset by a reduction in the amount of nondeductible contingent consideration when compared to the same period in 2017. We have not made any additional measurement period adjustments related to the Tax Act during the nine months ended September 30, 2018. We are still evaluating the provisions of the Tax Act and its impact on our condensed consolidated financial statements.

Liquidity and Capital Resources
The Company’s cash flows from operating, investing and financing activities, as reflected in the condensed consolidated statements of cash flows, are summarized in the following table:

			Nine Months Ended
	Nine Months Ended September 30,		Increase / (Decrease)
			2018 vs. 2017
Net cash provided by (used in):	2018	2017	$	%

Operating activities	$(58,190)	$30,478	$(88,668)	(290.9)%
Investing activities	(53,188)	(15,167)	(38,021)	(250.7)%
Financing activities	112,735	(17,292)	130,027	751.9%

Operating Activities
Net cash used in operating activities of $58,190 for the nine months ended September 30, 2018 compared cash provided by operating activities of $30,478 in the same prior year period. This decrease in operating cash flow is primarily due to lower cash earnings (net income or loss adjusted for non-cash credits and charges) of $87,368 when compared to the same period last year, largely driven from lower gross margin on the decrease in revenues, higher SG&A expenses driven from the launch of Noctiva and higher R&D due to higher spending on the Company’s FT 218 Phase 3 sodium oxybate clinical study. The decrease in operating cash flow was also due to lower cash provided by changes in operating assets and liabilities of $1,300 when compared to the same period last year, largely driven by the decrease in accrued expenses.
Investing Activities
Cash used in investing activities of $53,188 for the nine months ended September 30, 2018 increased $38,021 compared to the same prior year period. Net cash used in the purchase and redemption of marketable securities increased $70,526 year over year from proceeds of $37,505 for the nine months ended September 30, 2017, compared to a use of $33,021 for nine months ended September 30, 2018. During 2018, the Company used a portion of the proceeds from its 2018 Notes to purchase marketable securities. The Company also had a $20,000 Noctiva related milestone payment as part of the ELAA with Serenity Pharmaceuticals, LLC.
Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2018 was $112,735 compared to cash used in financing activities of $17,292 for the same prior year period. During the nine months ended September 30, 2018, $143,750 of cash was provided by financing activities through the issuance of the 2018 Notes. A portion of the proceeds from the offering of the 2018 Notes was used for share repurchases totaling $27,637 and to pay direct expenses associated with the issuance of the 2018 Notes of $6,190 during the first half of 2018.
Cash used by financing activities for the nine months ended September 30, 2017 primarily consisted of share repurchases and earn out payments for related party contingent consideration.
Liquidity and Risk Management
The adequacy of our cash resources depends on the outcome of certain business conditions, including the level of revenues and expenses associated with Noctiva, the level of funding required and timing to complete our FT 218 clinical trials and other factors set forth in “Risk Factors” within Part I, Item 1A of the 2017 Form 10-K and within Part II, Item 1A of this quarterly report on Form 10-Q. To grow and invest in our business, we will need to commit substantial resources, which could result in future losses or otherwise limit our opportunities or affect our ability to operate our business. Our assumptions concerning the outcome of certain business conditions may prove to be wrong or other factors may adversely affect our business, and as a result we could exhaust or significantly decrease our available cash and marketable securities balances which could, among other things, force us to raise additional funds and/or force us to reduce our expenses, either of which could have a material adverse effect on our business. If available to us raising additional capital may be accomplished through one or more public or private debt or equity financings, collaborations or partnering arrangements. Any equity financing would be dilutive to our shareholders.
Borrowings
In February 2018, we issued $143,750 aggregate principal amount of 4.50% exchangeable senior notes due 2023 (the “2018 Notes”), as discussed in more detail in Note 9: Long-Term Debt, to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. We received net proceeds of approximately $137,560 from the sale of the 2018 Notes, after deducting fees and expenses of $6,190.

The 2018 Notes are senior unsecured obligations and bear interest at a rate of 4.50% per year, payable semi-annually in arrears on February 1 and August 1 of each year, beginning on August 1, 2018. The 2018 Notes will mature on February 1, 2023, unless earlier repurchased or converted. Upon conversion of the 2018 Notes, they will be convertible into, at our election, cash, ADSs or a combination of cash and ADSs at a conversion rate of 92.6956 ADSs per $1 principal amount of 2018 Notes, which is equivalent to an initial exchange price of approximately $10.79 per ADS.

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

Other Matters
Litigation
The Company is subject to potential liabilities generally incidental to our business arising out of present and future lawsuits and claims related to product liability, personal injury, contract, commercial, intellectual property, tax, employment, compliance and other matters that arise in the ordinary course of business. The Company accrues for potential liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. At September 30, 2018 and December 31, 2017, there were no contingent liabilities with respect to any threat of litigation, arbitration or administrative or other proceeding that are reasonably likely to have a material adverse effect on the Company’s condensed consolidated financial position, results of operations, cash flows or liquidity.
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

Material Commitments
The Company has a commitment to purchase finished product from a contract manufacturer for the years ending December 31, 2018 and 2019. The commitment for this arrangement, at minimum quantities and at the 2018 and estimated 2019 contractual prices is $1,304 and $956, respectively. Also, the Company has a commitment to purchase finished product from a contract manufacturer for a five-year period commencing in 2018. Commitments for this arrangement, at minimum quantities and at the 2018 contractual price over the remaining life of the contract, are as follows for the years ended December 31:

Purchase Commitment	Balance

2018	$660
2019	1,082
2020	1,320
2021	1,320
2022	1,320
Thereafter	220
Total	$5,922
The Company has a commitment with a contract manufacturer related to the construction and preparation of a production suite at the contract manufacturer’s facility. The Company expects to pay approximately $300 through the first quarter of 2019 with respect to the initial build of the production suite. Subsequent to the initial build and preparation of the production suite, this commitment also includes annual production suite fees of approximately $3,000 to $4,000 which would commence at the time of FDA approval of the product and continue thereafter for five years.
Other than commitments disclosed in Note 14: Contingent Liabilities and Commitments to the Company’s consolidated financial statements included in Part II, Item 8 of the Company’s 2017 Annual Report on Form 10-K and those noted above, there were no other material commitments outside of the normal course of business. Material commitments in the normal course of business include long-term debt and post-retirement benefit plan obligations which are disclosed in Note 9: Long-Term Debt and Note 12: Post-Retirement Benefit Plans, respectively, to the Company’s consolidated financial statements included in Part II, Item 8 of the Company’s 2017 Annual Report on Form 10-K and long-term contingent consideration payable as disclosed in Note 8: Long-Term Related Party Payable, to the Company’s condensed consolidated financial statements included in Part I, Item 1 of this report.

Contractual Obligations
Disclosures regarding contractual obligations are included in Part II, Item 7 of the Company’s 2017 Annual Report on Form 10-K and updated in Note 8: Long-Term Related Party Payable to the Company’s condensed consolidated financial statements included in Part I, Item 1 of this Report.
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
Foreign Exchange Risk
We are exposed to foreign currency exchange risk as the functional currency financial statements of a foreign subsidiary is translated to U.S. dollars. The assets and liabilities of this foreign subsidiary having a functional currency other than the U.S. dollar is translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and at the average exchange rate for the reporting period for revenue and expense accounts. The cumulative foreign currency translation adjustment is recorded as a component of accumulated other comprehensive loss in shareholders’ equity. The reported results of this foreign subsidiary will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. Our primary currency translation exposure is related to one subsidiary that has functional currencies denominated in Euro. A 10% strengthening/weakening in the rates used to translate the results of our foreign subsidiaries that have functional currencies denominated in the euro as of September 30, 2018 would have had an immaterial impact on net income for the three and nine months ended September 30, 2018.

Transactional exposure arises where transactions occur in currencies other than the functional currency. Transactions in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction. The resulting monetary assets and liabilities are translated into the appropriate functional currency at exchange rates prevailing at the balance sheet date and the resulting gains and losses are reported in foreign exchange gain (loss) in the condensed consolidated statements of income (loss).  As of September 30, 2018, our primary exposure is to transaction risk related to Euro net monetary assets and liabilities held by subsidiaries with a U.S. dollar functional currency. Realized and unrealized foreign exchange gains resulting from transactional exposure was immaterial for the three and nine months ended September 30, 2018.

ITEM 4.     CONTROLS AND PROCEDURES.
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2018, the end of the period covered by this quarterly report on Form 10-Q.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on their evaluation, as of the end of the period covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of September 30, 2018.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or 15d-15 that occurred during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
The information contained in Note 18: Commitments and Contingencies  to the Company’s condensed consolidated financial statements included in Part I, Item 1 of this Report is incorporated by reference herein.
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

Patents covering NoctivaTM that we have in-licensed from Serenity are subject to two litigation proceedings in the United States District Court for the Southern District of New York brought by Ferring B.V., Ferring International Center S.A., and Ferring Pharmaceuticals Inc., which we collectively refer to as Ferring. Ferring’s product Nocdurna is desmopressin acetate in the form of a sublingual tablet (i.e., to be dissolved under the tongue) which on June 21, 2018 received FDA approval for marketing in the U.S. for the treatment of nocturia due to nocturnal polyuria. Adverse outcomes from these litigations could result in a commercial launch of Nocdurna and may have a material adverse effect on our business.

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

The second proceeding was initiated in April 2017 by Ferring against Serenity Pharmaceuticals, LLC, Reprise Biopharmaceutics, LLC and another party (who was subsequently dismissed from the litigation). In this proceeding, Ferring is seeking a declaratory judgment that the Patents-in-Suit are invalid and unenforceable and that Ferring’s Nocdurna product does not infringe the Patents-in-Suit. On June 28, 2018, Serenity and Reprise filed their answer and asserted affirmative defenses to Ferring’s declaratory judgment complaint, and (together with Avadel) filed counterclaims asserting that the use of Ferring’s Nocdurna product infringes several claims of the ‘203 and ‘321 patents and seeking a declaratory judgment that the name NOCTIVA does not infringe any trademark that Ferring holds with respect to the Nocdurna product. On July 19, 2018, Ferring asserted a claim for alleged infringement by NoctivaTM with respect to Ferring’s Nocdurna trademark and has indicated that it will seek a permanent injunction with respect to the use of the name NOCTIVA. On July 23, 2018, Avadel, Serenity and Reprise filed a motion for preliminary injunction seeking to prevent Ferring from launching its Nocdurna product pending resolution of trial on the merits, which has been set to commence under an accelerated schedule on January 14, 2019. The hearing on the motion for preliminary injunction, concluded on October 25, 2018. In addition, the court heard oral arguments from the parties regarding three pending motions on October 29, 2018. The parties are currently awaiting rulings from the court regarding the preliminary injunction and other motions.

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

The Company fully completed its authorized share buyback program. There were no shares repurchased during the three months ended September 30, 2018.

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

AVADEL PHARMACEUTICALS PLC
(Registrant)

Date: November 5, 2018	By:	/s/ Michael F. Kanan
Michael F. Kanan
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)