Form 10-Q
period 2019-03-31
AVADEL PHARMACEUTICALS PLC
filed 2019-05-08
CIK 1012477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

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

At May 6, 2019, 37,355,511 ordinary shares, nominal value $0.01 each, of the Company were outstanding.

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

Our forward-looking statements are based on estimates and assumptions that are made within the bounds of our knowledge of our business and operations and that we consider reasonable. However, our business and operations are subject to significant risks and as a result there can be no assurance that actual results of our research, development and commercialization activities and the results of our business and operations will not differ materially from the results contemplated in such forward-looking statements.  Factors that could cause actual results to differ from expectations in our forward-looking statements include:

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

(b) The other risks specified in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on March 15, 2019, including the following:

•
our three products Bloxiverz®, Vazculep® and Akovaz®, which are not patent protected and have a small number of customers, produce a majority of our revenues, and such products could face further competition resulting in a loss of market share and/or forcing us to further reduce our prices for those products;

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

•
We may not have sufficient cash or the ability to raise sufficient cash to service our $143.75 million Exchangeable Senior Notes due 2023 (“2023 Notes”), including the amounts necessary to repay the 2023 Notes at maturity, to settle exchanges of the 2023 Notes in cash, or to repurchase the 2023 Notes as required following a “fundamental change” event described in the indenture governing the 2023 Notes.

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

Forward-looking statements speak only as of the date they are made and are not guarantees of future performance. Accordingly, you should not place undue reliance on forward-looking statements. We do not undertake any obligation to publicly update or revise the forward-looking statements contained in this Quarterly Report.

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
AVADEL PHARMACEUTICALS PLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018

Revenues:
Product sales	$16,437	$33,161
License revenue	—	132
Total revenues	16,437	33,293
Operating expenses:
Cost of products	3,266	6,592
Research and development expenses	7,329	9,951
Selling, general and administrative expenses	10,446	24,487
Intangible asset amortization	201	1,767
Changes in fair value of related party contingent consideration	2,134	2,968
Restructuring costs	1,228	153
Total operating expenses	24,604	45,918
Operating loss	(8,167)	(12,625)
Investment and other income, net	817	54
Interest expense	(3,062)	(1,597)
Loss on deconsolidation of subsidiary	(2,673)	—
Other income - changes in fair value of related party payable	(307)	(395)
Loss before income taxes	(13,392)	(14,563)
Income tax benefit	(374)	(2,327)
Net loss	$(13,018)	$(12,236)

Net loss per share - basic	$(0.35)	$(0.32)
Net loss per share - diluted	(0.35)	(0.32)

Weighted average number of shares outstanding - basic	37,354	38,559
Weighted average number of shares outstanding - diluted	37,354	38,559

See accompanying notes to unaudited condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018

Net loss	$(13,018)	$(12,236)
Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain	(161)	249
Net other comprehensive income (loss), net of ($18) and ($59) tax, respectively	374	(238)
Total other comprehensive income, net of tax	213	11
Total comprehensive loss	$(12,805)	$(12,225)

See accompanying notes to unaudited condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,630	$9,325
Marketable securities	70,221	90,590
Accounts receivable	11,772	11,330
Inventories	4,258	4,770
Prepaid expenses and other current assets	6,556	8,836
Total current assets	102,437	124,851
Property and equipment, net	1,749	1,911
Operating lease right-of-use assets	5,802	—
Goodwill	18,491	18,491
Intangible assets, net	1,428	1,629
Research and development tax credit receivable	7,591	7,272
Other non-current assets	36,124	36,146
Total assets	$173,622	$190,300

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current portion of long-term debt	$104	$106
Current portion of long-term related party payable	9,391	9,439
Current portion of operating lease liability	982	—
Accounts payable	4,150	3,503
Deferred revenue	115	114
Accrued expenses	14,689	21,695
Other current liabilities	1,927	3,526
Total current liabilities	31,358	38,383
Long-term debt, less current portion	117,178	115,734
Long-term related party payable, less current portion	18,202	19,401
Long-term operating lease liability	3,889	—
Other non-current liabilities	12,577	14,002
Total liabilities	183,204	187,520

Shareholders’ (deficit) equity:
Preferred shares, nominal value of $0.01 per share; 50,000 shares authorized; none issued or outstanding at March 31, 2019 and December 31, 2018, respectively	—	—
Ordinary shares, nominal value of $0.01 per share; 500,000 shares authorized; 42,762 issued and 37,355 outstanding at March 31, 2019 and 42,720 issued and 37,313 outstanding at December 31, 2018	427	427
Treasury shares, at cost, 5,407 shares held at March 31, 2019 and December 31, 2018, respectively	(49,998)	(49,998)
Additional paid-in capital	434,199	433,756
Accumulated deficit	(371,007)	(357,989)
Accumulated other comprehensive loss	(23,203)	(23,416)
Total shareholders’ (deficit) equity	(9,582)	2,780
Total liabilities and shareholders’ (deficit) equity	$173,622	$190,300
 See accompanying notes to unaudited condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY
(In thousands)
(Unaudited)

Three Months Ended March 31, 2019

	Ordinary shares		Additional	Accumulated	Accumulated other comprehensive	Treasury Shares		Total shareholders’
	Shares	Amount	paid-in capital	deficit	(loss) income	Shares	Amount	(deficit) equity
Balance, December 31, 2018	42,720	$427	$433,756	$(357,989)	$(23,416)	5,407	$(49,998)	$2,780
Net loss	—	—	—	(13,018)	—	—	—	(13,018)
Other comprehensive income	—	—	—	—	213	—	—	213
Vesting of restricted shares	1	—	—	—	—	—	—	—
Employee share purchase plan share issuance	42	—	92	—	—	—	—	92
Stock-based compensation expense	—	—	351	—	—	—	—	351
Balance, March 31, 2019	42,763	$427	$434,199	$(371,007)	$(23,203)	5,407	$(49,998)	$(9,582)

Three Months Ended March 31, 2018

	Ordinary shares		Additional	Accumulated	Accumulated other comprehensive	Treasury Shares		Total shareholders’
	Shares	Amount	paid-in capital	deficit	(loss) income	Shares	Amount	equity
Balance, December 31, 2017	41,463	$414	$393,478	$(262,685)	$(23,266)	2,117	$(22,361)	$85,580
Net loss	—	—	—	(12,236)	—	—	—	(12,236)
Other comprehensive income	—	—	—	—	11	—	—	11
Exercise of warrants	603	6	2,905	—	—	—	—	2,911
Expiration of warrants	—	—	2,167	—	—	—	—	2,167
Stock-based compensation expense	—	—	2,134	—	—	—	—	2,134
Equity component of 2023 Notes	—	—	26,699	—	—	—	—	26,699
Share repurchases	—	—	—	—	—	2,307	(20,212)	(20,212)
Balance, March 31, 2018	42,066	$420	$427,383	$(274,921)	$(23,255)	4,424	$(42,573)	$87,054

AVADEL PHARMACEUTICALS PLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(13,018)	$(12,236)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	369	1,985
Amortization of premiums on marketable securities	9	518
Remeasurement of related party acquisition-related contingent consideration	2,134	2,968
Remeasurement of related party financing-related contingent consideration	307	395
Amortization of debt discount and debt issuance costs	1,445	657
Change in deferred tax and income tax deferred charge	(222)	(2,851)
Stock-based compensation expense	351	2,134
Loss on deconsolidation of subsidiary	1,750	—
Other adjustments	(550)	139
Net changes in assets and liabilities
Accounts receivable	(1,021)	(1,891)
Inventories	467	(466)
Prepaid expenses and other current assets	(3,228)	(2,285)
Research and development tax credit receivable	(449)	(494)
Accounts payable & other current liabilities	752	6,374
Accrued expenses	(4,750)	(5,854)
Accrued income taxes	(46)	32
Earn-out payments for related party contingent consideration in excess of acquisition-date fair value	(3,181)	(5,790)
Royalty payments for related party payable in excess of original fair value	(507)	(825)
Other assets and liabilities	(1,818)	(518)
Net cash used in operating activities	(21,206)	(18,008)

Cash flows from investing activities:
Purchases of property and equipment	(30)	(41)
Proceeds from sales of marketable securities	34,864	194,400
Purchases of marketable securities	(13,444)	(275,098)
Net cash provided by (used in) investing activities	21,390	(80,739)

Cash flows from financing activities:
Earn-out payments for related party contingent consideration	—	(402)
Proceeds from debt issuance	—	143,750
Payments for debt issuance costs	—	(5,391)
Share repurchases	—	(18,000)
Proceeds from exercise of warrants	—	2,911
Other financing activities, net	92	47
Net cash provided by financing activities	92	122,915

Effect of foreign currency exchange rate changes on cash and cash equivalents	29	179

Net change in cash and cash equivalents	305	24,347
Cash and cash equivalents at January 1,	9,325	16,564
Cash and cash equivalents at March 31,	$9,630	$40,911

Supplemental disclosures of cash flow information:
Interest paid	$3,234	$263
Income taxes paid	$72	$90

See accompanying notes to unaudited condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

NOTE 1: Summary of Significant Accounting Policies
Nature of Operations.  Avadel Pharmaceuticals plc (Nasdaq: AVDL) (“Avadel,” the “Company,” “we,” “our,” or “us”) is a branded specialty pharmaceutical company.  Our primary focus is on the development and potential FDA approval for FT218 which is in a Phase 3 clinical trial for the treatment of narcolepsy patients suffering from excessive daytime sleepiness (EDS) and cataplexy.  In addition, we market three sterile injectable drugs used in the hospital setting which were developed under our “unapproved marketed drug” (UMD) program.   The Company is headquartered in Dublin, Ireland with operations in St. Louis, Missouri and Lyon, France. For more information, please visit www.avadel.com.

Avadel is developing FT218, an investigational once-nightly formulation of sodium oxybate based on its propriety Micropump® drug delivery technology, for the treatment of EDS and cataplexy in patients suffering from narcolepsy. FT218 is currently being evaluated in a Phase 3 clinical trial called REST-ON. In addition, the Company submitted an NDA in March 2019 on UMD #4, which, if approved, could contribute revenues to Avadel starting in 2020.

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

The Company was incorporated on December 1, 2015 as an Irish private limited company, and re-registered as an Irish public limited company, or plc, on November 21, 2016. Our principal place of business is located at Block 10-1, Blanchardstown Corporate Park, Ballycoolin, Dublin 15, Ireland. Avadel’s phone number is 011-353-1-485-1200. Our website is www.avadel.com, where we make available free of charge our reports (and any amendments thereto) on Forms 10-K, 10-Q and 8-K as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. These filings are also available to the public at www.sec.gov.

The Company is the successor to Flamel Technologies S.A., a French société anonyme (“Flamel”), as the result of the France-to-Ireland redomestication merger of Flamel with and into the Company completed on December 31, 2016 (the “Merger”). In the Merger, we changed our company name to Avadel Pharmaceuticals plc and our jurisdiction of organization to Ireland; we assumed all the assets and liabilities of Flamel; and we issued one Avadel ordinary share (either directly or in the form of an American Depositary Share (ADS)) in exchange for each formerly outstanding share of Flamel, all of which were canceled. Thus, an Avadel ordinary share held (either directly or represented by an ADS) immediately after the Merger continued to represent the same proportional interest in our equity owned by the holder of a share of Flamel immediately prior to the Merger. References in this Annual Report on Form 10-K to “Avadel,” the “Company,” “we,” “our,” “us,” and similar terms shall be deemed to be references to Flamel prior to the completion of the Merger, unless the context otherwise requires. Additional details about the Merger are set forth in Item 1 under the caption “ - The Reincorporation Merger.” of the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2019.

The Company currently has five direct wholly-owned subsidiaries: (a) Avadel US Holdings, Inc., (b) Flamel Ireland Limited, which conducts business under the name Avadel Ireland, (c) Avadel Investment Company Limited, (d) Avadel Finance Ireland Designated Activity Company and (e) Avadel France Holding SAS. Avadel US Holdings, Inc., a Delaware corporation, is the holding entity of (i) Avadel Specialty Pharmaceuticals, LLC (currently the subject of a voluntary Chapter 11 bankruptcy proceeding as noted in Note 3: Subsidiary Bankruptcy and Deconsolidation), (ii) Avadel Legacy Pharmaceuticals, LLC, (iii) Avadel Management Corporation, (iv) FSC Holding Company and (v) Avadel Operations Company, Inc. Avadel Finance Ireland Designated Activity Company is the holding entity of Avadel Finance Cayman Limited. Flamel Ireland Limited (operating under the trade name Avadel Ireland) is an Irish corporation which, Since December 16, 2014, has been the owner of substantially all of Avadel’s intellectual property. Avadel France Holding SAS, a French société par actions simplifiée, is the holding entity of Avadel Research SAS through which Avadel conducts substantially all of its R&D activities. A complete list of the Company’s subsidiaries can be found in Exhibit 21.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2019.

Basis of Presentation. The unaudited condensed consolidated balance sheet as of March 31, 2019, which is primarily derived from the prior year 2018 audited consolidated financial statements, and the interim unaudited condensed consolidated financial statements presented herein, have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP), the requirements of Form 10-Q and Article 10 of Regulation S-X and, consequently, do not include all information or footnotes required by U.S. GAAP for complete financial statements or all the disclosures normally made in an annual report on Form 10-K. Accordingly, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s 2018 Annual Report on Form 10-K filed with the SEC on March 15, 2019.
The unaudited condensed consolidated financial statements include the accounts of the Company and subsidiaries, and reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the dates and periods presented. All material intercompany accounts and transactions have been eliminated. Results for interim periods are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period.
On February 6, 2019, the Company’s indirect wholly owned subsidiary, Avadel Specialty Pharmaceuticals, LLC (“Specialty Pharma”), filed a voluntary petition for reorganization under Chapter 11 of the United States (“U.S.”) Code (the “Bankruptcy Code”). in the U.S. District Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”), Case No. 19-10248. Specialty Pharma is operating and managing its business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and order of the Bankruptcy Court. As a result of Specialty Pharma’s voluntary bankruptcy filing on February 6, 2019, we no longer controlled the operations of Specialty Pharma; therefore, we deconsolidated Specialty Pharma effective with the bankruptcy filing and the Company recorded its investment in Specialty Pharma under the cost method. See Note 3: Subsidiary Bankruptcy and Deconsolidation.
Our results of operations for the period January 1, 2018 through February 16, 2018 include the results of FSC Therapeutics and FSC Laboratories, Inc., (collectively “FSC”), prior to its February 16, 2018 disposition date. See Note 14: Divestiture of the Pediatric Assets, for additional information. All intercompany accounts and transactions have been eliminated.
Revenue. Revenue includes sales of pharmaceutical products, licensing fees, and, if any, milestone payments for research and development (“R&D”) achievements.
Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC 606, an entity recognizes revenue when the performance obligations to the customer have been satisfied through the transfer of control of the goods or services. To determine the appropriate revenue recognition for arrangements that the Company believes are within the scope of ASC 606, we perform the following five steps: (i) Identify the contract(s) with a customer; (ii) Identify the performance obligations in the contract; (iii) Determine the transaction price; (iv) Allocate the transaction price to the performance obligations in the contract; and (v) Recognize revenue when (or as) the entity satisfies a performance obligation. The Company applies the five-step model to contracts only when the Company and its customer’s rights and obligations under the contract can be determined, the contract has commercial substance, and it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. For contracts that are determined to be within the scope of ASC 606, the Company identifies the promised goods or services in the contract to determine if they are separate performance obligations or if they should be bundled with other goods and services into a single performance obligation. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

For a complete discussion of the accounting for net product revenue and license revenues, see Note 4: Revenue Recognition.

NOTE 2: Newly Issued Accounting Standards
Recently Adopted Accounting Guidance

In February 2016, the FASB issued ASU 2016-02, “Leases” which supersedes ASC 840 “Leases” and creates a new topic, ASC 842 “Leases.” This update requires lessees to recognize on their balance sheet a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months. The update also expands the required quantitative and qualitative disclosures surrounding leases. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with earlier application permitted. In July 2018, the FASB issued ASU 2018-11 “Targeted Improvements”, amending certain aspects of the new leasing standard. The amendment allows an additional optional transition method whereby an entity records a cumulative effect adjustment to opening retained earnings in the year of adoption without restating prior periods, which the Company has elected. The impact of this new guidance is further discussed in Note 9: Leases.

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

NOTE 3: Subsidiary Bankruptcy and Deconsolidation

Bankruptcy Filing and Deconsolidation

As a result of Specialty Pharma’s bankruptcy filing on February 6, 2019, Avadel has ceded authority for managing the business to the Bankruptcy Court, and Avadel management cannot carry on Specialty Pharma’s activities in the ordinary course of business without Bankruptcy Court approval. Avadel manages the day-to-day operations of Specialty Pharma, but does not have discretion to make significant capital or operating budgetary changes or decisions and purchase or sell significant assets, as Specialty Pharma’s material decisions are subject to review by the Bankruptcy Court. For these reasons, we have concluded that Avadel has lost control of Specialty Pharma, and no longer has significant influence over Specialty Pharma during the pendency of the bankruptcy. Therefore, we deconsolidated Specialty Pharma effective with the filing of the Chapter 11 bankruptcy in February 2019.

In order to deconsolidate Specialty Pharma, the carrying values of the assets and certain liabilities of Specialty Pharma were removed from our unaudited condensed consolidated balance sheet as of February 5, 2019, and we recorded our investment in Specialty Pharma at its estimated fair value of $0. As the estimated fair value of our investment in Specialty Pharma was lower than its net book value immediately prior to the deconsolidation, we recorded a non-cash charge of approximately $2,673 associated with the deconsolidation of Specialty Pharma. Subsequent to the deconsolidation of Specialty Pharma, we are accounting for our investment in Specialty Pharma using the cost method of accounting because Avadel does not exercise significant influence over the operations of Specialty Pharma due to the Chapter 11 filing.

On April 26, 2019, Specialty Pharma sold its intangible assets and remaining inventory to an unaffiliated third party in exchange for aggregate cash proceeds of approximately $250, pursuant to an order approving such sale which was issued by the Bankruptcy

Court on April 15, 2019. As a result of such sale, Specialty Pharma has completed its divestment of the assets of the Noctiva business.

DIP Financing – Related Party Relationship

In connection with the bankruptcy filing, Specialty Pharma entered into a Debtor in Possession Credit and Security Agreement with Avadel US Holdings (“DIP Credit Agreement”) dated as of February 8, 2019, in an aggregate amount of up to $2,700, of which the funds are to be used by Specialty Pharma solely to fund operations through February 6, 2020. As of March 31, 2019, the Company had funded $407 under the DIP Credit Agreement. As the Company has assessed that it is unlikely that Specialty Pharma will pay back the loan to Avadel, the $407 has been recorded as part of the loss on deconsolidation of subsidiary within the unaudited condensed consolidated statements of loss. At March 31, 2019 the fair value of the remaining commitment under the DIP Credit Agreement is not material.

NOTE 4: Revenue Recognition

The Company generates revenue primarily from the sale of pharmaceutical products to customers. From time to time the Company also generates revenue from licensing arrangements whereby the Company provides access to certain of its intellectual property.

Product Sales and Services

Effective January 1, 2018, the Company implemented ASC 606, “Revenue From Contracts With Customers”. The Company sells products primarily through wholesalers and considers these wholesalers to be its customers. Under ASC 606, revenue from product sales is recognized when the customer obtains control of the Company’s product and the Company’s performance obligations are met, which occurs typically upon receipt of delivery to the customer. As is customary in the pharmaceutical industry, the Company’s gross product sales are subject to a variety of price deductions in arriving at reported net product sales. These adjustments include estimates for product returns, chargebacks, payment discounts, rebates, and other sales allowances and are estimated when the product is delivered based on analysis of historical data for the product or comparable products, as well as future expectations for such products.

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

Disaggregation of revenue

The Company’s primary source of revenue is from the sale of pharmaceutical products, which are equally affected by the same economic factors as it relates to the nature, amount, timing, and uncertainty of revenue and cash flows. For further detail about the Company’s revenues by product, see Note 18: Company Operations by Product.

Contract Balances

The Company does not recognize revenue in advance of invoicing its customers and therefore has no related contract assets.

A receivable is recognized in the period the Company sells its products and when the Company’s right to consideration is unconditional. See the unaudited condensed consolidated balance sheets for the balance of accounts receivable at March 31, 2019.

See below for contract liability discussion and balance related to a license agreement.

There were no material deferred contract costs at March 31, 2019.

Transaction Price Allocated to the Remaining Performance Obligation

For product sales, the Company generally satisfies its performance obligations within the same period the product is delivered. Product sales recognized in 2019 from performance obligations satisfied (or partially satisfied) in previous periods were immaterial.

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

NOTE 5: Fair Value Measurement
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
The following table summarizes the financial instruments measured at fair value on a recurring basis classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the accompanying unaudited condensed consolidated balance sheets:

	As of March 31, 2019			As of December 31, 2018
Fair Value Measurements:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Marketable securities (see Note 6)
Equity securities	$9,825	$—	$—	$9,145	$—	$—
Money market funds	48,947	—	—	52,996	—	—
Corporate bonds	—	3,463	—	—	6,339	—
Government securities - U.S.	—	4,285	—	—	12,701	—
Other fixed-income securities	—	3,701	—	—	9,409	—
Total assets	$58,772	$11,449	$—	$62,141	$28,449	$—

Related party payable (see Note 10)	—	—	27,593	—	—	28,840
Total liabilities	$—	$—	$27,593	$—	$—	$28,840
A review of fair value hierarchy classifications is conducted on a quarterly basis.  Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. During the periods ended March 31, 2019 and December 31, 2018, respectively, there were no transfers in and out of Level 1, 2, or 3. During the three month periods ended March 31, 2019 and 2018, respectively, we did not recognize any other-than-temporary impairment loss.
Some of the Company’s financial instruments, such as cash and cash equivalents, accounts receivable and accounts payable, are reflected in the balance sheet at carrying value, which approximates fair value due to their short-term nature.

Debt

We estimate the fair value of our $143,750 aggregate principal amount of 4.50% exchangeable senior notes due 2023 (the “2023 Notes”), a Level 2 input, based on interest rates that would be currently available to the Company for issuance of similar types of debt instruments with similar terms and remaining maturities or recent trading prices obtained from brokers. The estimated fair value of the 2023 Notes at March 31, 2019 is $58,568 compared to a book value of $117,136.

Additionally, the Company’s other debt is reflected in the balance sheet at carrying value. The fair value of these loans impracticable to estimate as these represent non-interest bearing grants from the French government and are repayable only if the research project is technically or commercially successful.

See Note 11: Long-Term Debt for additional information regarding our debt obligations.

NOTE 6: Marketable Securities
The Company has investments in available-for-sale marketable securities which are recorded at fair market value. The change in the fair value of available-for-sale equity investments is recognized in our unaudited condensed consolidated statements of loss and the change in the fair value of all other available-for-sale investments is recorded as other comprehensive income (loss) in shareholders’ (deficit) equity, net of income tax effects.
The following tables show the Company’s available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category as of March 31, 2019 and December 31, 2018, respectively:

	March 31, 2019
Marketable Securities:	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value

Equity securities	$10,133	$23	$(331)	$9,825
Money market funds	48,438	509	—	48,947
Corporate bonds	3,442	30	(9)	3,463
Government securities - U.S.	4,249	43	(7)	4,285
Other fixed-income securities	3,673	30	(2)	3,701
Total	$69,935	$635	$(349)	$70,221

	December 31, 2018
Marketable Securities:	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value

Equity securities	$10,101	$—	$(956)	$9,145
Money market funds	52,733	316	(53)	52,996
Corporate bonds	6,411	7	(79)	6,339
Government securities - U.S.	12,714	66	(79)	12,701
Other fixed-income securities	9,400	22	(13)	9,409
Total	$91,359	$411	$(1,180)	$90,590

We determine realized gains or losses on the sale of marketable securities on a specific identification method. We reflect these gains and losses as a component of investment income in the accompanying unaudited condensed consolidated statements of loss.
We recognized gross realized gains of $94 and $213 for the three months ended March 31, 2019, and 2018, respectively. These realized gains were offset by realized losses of $147 and $134 for the three months ended March 31, 2019, and 2018, respectively.

The following table summarizes the estimated fair value of our investments in marketable debt securities, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities as of March 31, 2019:

	Maturities
Marketable Debt Securities:	Less than 1 Year	1-5 Years	5-10 Years	Greater than 10 Years	Total

Corporate bonds	$688	$2,775	$—	$—	$3,463
Government securities - U.S.	—	3,841	—	444	4,285
Other fixed-income securities	50	3,651	—	—	3,701
Total	$738	$10,267	$—	$444	$11,449
The Company has classified our investment in available-for-sale marketable securities as current assets in the unaudited condensed consolidated balance sheets as the securities need to be available for use, if required, to fund current operations. There are no restrictions on the sale of any securities in our investment portfolio.

NOTE 7: Inventories
The principal categories of inventories, net reserves of $1,085 and $4,757 at March 31, 2019 and December 31, 2018, respectively, are comprised of the following:

Inventory:	March 31, 2019	December 31, 2018

Finished goods	$3,720	$4,270
Raw materials	538	500
Total	$4,258	$4,770

Total net reserves decreased by $3,672 during the three months ended March 31, 2019 driven largely by the deconsolidation of Specialty Pharma.

NOTE 8: Goodwill and Intangible Assets
The Company’s amortizable and unamortizable intangible assets at March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019			December 31, 2018
Goodwill and Intangible Assets:	Gross Value	Accumulated Amortization	Net Carrying Amount	Gross Value	Accumulated Amortization	Impairment	Net Carrying Amount

Amortizable intangible assets:
Acquired developed technology - Noctiva	$—	$—	$—	$73,111	$(7,024)	$(66,087)	$—
Acquired developed technology - Vazculep	12,061	(10,633)	1,428	12,061	(10,432)	—	1,629
Total amortizable intangible assets	$12,061	$(10,633)	$1,428	$85,172	$(17,456)	$(66,087)	$1,629

Unamortizable intangible assets:
Goodwill	$18,491	$—	$18,491	$18,491	$—	$—	$18,491
Total unamortizable intangible assets	$18,491	$—	$18,491	$18,491	$—	$—	$18,491

The Company recorded amortization expense related to amortizable intangible assets of $201 and $1,767 for the three months ended March 31, 2019 and 2018, respectively.
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
Amortizable intangible assets are amortized over their estimated useful lives, which generally range from three to fifteen years. Estimated amortization of intangible assets for the next five years is as follows:

Estimated Amortization Expense:	Amount

2019	$815
2020	814
2021	—
2022	—
2023	—

NOTE 9: Leases

In February 2016, the FASB issued ASU 2016-02, “Leases” which supersedes ASC 840 “Leases” and creates a new topic, ASC 842 “Leases.” This update requires lessees to recognize on their balance sheet a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months. On January 1, 2019, the Company adopted the ASU using the modified retrospective transition approach and elected the transition option to recognize the adjustment in the period of adoption rather than in the earliest period presented. As January 1, 2019, adoption of the new guidance resulted in the initial recognition of operating lease right-of-use assets of $5,046 and operating lease liabilities of $5,131. At March 31, 2019, the balances of the operating lease right-of-use asset and total operating lease liability are $5,802 and $4,871, respectively, of which $982 of the operating lease liability is current.

The Company leases certain facilities for office and manufacturing purposes, comprising approximately 99% of the total lease population. All leased facilities are classified as operating leases with remaining lease terms between one and seven years. The Company determines if a contract is a lease at the inception of the arrangement. The Company reviews all options to extend, terminate, or purchase its right-of-use assets at the inception of the lease and will include these options in the lease term when they are reasonably certain of being exercised. For all of the Company’s leases, lease and non-lease components are accounted for as a single lease component, as all non-lease components are immaterial to break out separately.

The components of lease costs, which is included in selling, general and administrative expenses in the unaudited condensed consolidated statements of loss for the period ended March 31 were as follows ($ in thousands):

Lease cost:	2019

Operating lease costs (1)	$345
Sublease income (2)	44
Total lease cost	$301

(1) Variable lease costs were immaterial for the three months ended March 31, 2019.
(2) Represents sublease income received for the vacated office facility in Charlotte, North Carolina, which was acquired with the FSC acquisition in February 2016. The lease and sublease agreements terminate in December 2020.

During the three months ended March 31, 2019, the Company reduced its operating lease liabilities by $310 for cash paid. In addition, new operating leases commenced resulting in the recognition of operating lease right-of-use assets and liabilities of $1,000 and $0, respectively, as the entire lease payment was paid on March 31, 2019. As of March 31, 2019, the Company is aware of one additional embedded lease that has not yet commenced and will not commence until the time of FDA approval of the product (if approved). Once FDA approval is given and the start date is determined, annual production suite fees of approximately $3,000 to $4,000 would commence and at that time, and an operating lease right-of-use asset and corresponding operating lease liability will be recorded.

As of March 31, 2019, our operating leases have a weighted-average remaining lease term of 5.2 years and a weighted-average discount rate of 5.3%. Nearly all of Avadel’s lease contracts do not provide a readily determinable implicit rate. For these contracts, Avadel’s estimated incremental borrowing rate is based on information available at the inception of the lease.

Maturities of the Company’s operating lease liabilities were as follows ($ in thousands):

Maturities:	Operating Leases

Remaining nine months of 2019	$920
2020	1,225
2021	1,004
2022	764
2023	693
Thereafter	942
Total lease payments	5,548
Less: interest	677
Present value of lease liabilities	$4,871

Under the prior lease guidance, minimum rental commitments for non-cancelable leases as of December 31, 2018 were ($ in thousands):

Lease Commitment:	Operating Leases

2019	$1,191
2020	1,208
2021	1,008
2022	767
2023	695
Thereafter	967
Total minimum lease payments	$5,836

NOTE 10: Long-Term Related Party Payable
Long-term related party payable and related activity are reported at fair value and consist of the following at March 31, 2019 and December 31, 2018:

		Activity during the Three Months Ended March 31, 2019
			Changes in Fair Value of Related Party Payable
Long-Term Related Party Payable:	Balance, December 31, 2018	Payments to Related Parties	Operating Expense	Other Expense	Balance, March 31, 2019

Acquisition-related contingent consideration:
Earn-out payments - Éclat Pharmaceuticals (a)	$25,615	$(3,180)	$2,134	$—	$24,569
Financing-related:					—
Royalty agreement - Deerfield (b)	2,184	(344)	—	208	2,048
Royalty agreement - Broadfin (c)	1,041	(164)	—	99	976
Total related party payable	28,840	$(3,688)	$2,134	$307	27,593
Less: Current portion	(9,439)				(9,391)
Total long-term related party payable	$19,401				$18,202
(a) In March 2012, the Company acquired all of the membership interests of Éclat from Breaking Stick Holdings, L.L.C. (“Breaking Stick”, formerly Éclat Holdings), an affiliate of Deerfield. Breaking Stick is majority owned by Deerfield, with a minority interest owned by the Company’s CEO, and certain other current and former employees. As part of the consideration, the Company committed to provide quarterly earn-out payments equal to 20% of any gross profit generated by certain Éclat products. These payments will continue in perpetuity, to the extent gross profit of the related products also continue in perpetuity.

(b)
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

(c)
As part of a December 2013 debt financing transaction conducted with Broadfin Healthcare Master Fund, a related party and current shareholder, the Company received cash of $2,200 in exchange for entering into a royalty agreement whereby the Company shall pay quarterly a 0.834% royalty on the net sales of certain Éclat products until December 31, 2024.

At March 31, 2019, the fair value of each related party payable listed in (a), (b) and (c) above was estimated using a discounted cash flow model based on estimated and projected annual net revenues or gross profit, as appropriate, of each of the specified Éclat products using an appropriate risk-adjusted discount rate of 15%. These fair value measurements are based on significant inputs not observable in the market and thus represent a level 3 measurement as defined in ASC 820. Subsequent changes in the fair value of the acquisition-related related party payables, resulting primarily from management’s revision of key assumptions, will be recorded in the unaudited condensed consolidated statements of loss in the line items entitled “Changes in fair value of related party contingent consideration” for items noted in (b) above and in “Other expense - changes in fair value of related party payable” for items (b) and (c) above. See Note 1: Summary of Significant Accounting Policies under the caption Acquisition-related Contingent Consideration and Financing-related Royalty Agreements in Part II, Item 8 of the Company’s 2018 Annual Report on Form 10-K for more information on key assumptions used to determine the fair value of these liabilities.
The Company has chosen to make a fair value election pursuant to ASC 825, “Financial Instruments” for its royalty agreements detailed in items (b) and (c) above. These financing-related liabilities are recorded at fair market value on the unaudited condensed consolidated balance sheets and the periodic change in fair market value is recorded as a component of “Other expense – change in fair value of related party payable” on the unaudited condensed consolidated statements of loss.
The following table summarizes changes to the related party payables, a recurring Level 3 measurement, for the three-month periods ended March 31, 2019 and 2018, respectively:

Related Party Payable Rollforward:	Balance

Balance, December 31, 2017	$98,925
Payments of related party payable	(7,017)
Fair value adjustments (1)	3,363
Expiration of warrants	(2,167)
Disposition of the pediatric assets	(20,337)
Balance, March 31, 2018	$72,767

Balance, December 31, 2018	$28,840
Payments of related party payable	(3,688)
Fair value adjustments (1)	2,441
Balance, March 31, 2019	$27,593
(1) Fair value adjustments are reported as changes in fair value of related party contingent consideration and other expense - changes in fair value of related party payable in the unaudited condensed consolidated statements of loss.

NOTE 11: Long-Term Debt
Long-Term debt is summarized as follows:

	March 31, 2019	December 31, 2018
Principal amount of 4.50% exchangeable senior notes due 2023	$143,750	$143,750
Less: debt discount and issuance costs, net	(26,614)	(28,059)
Net carrying amount of liability component	117,136	115,691
Other debt	146	149
Subtotal	117,282	115,840
Less: current maturities	(104)	(106)
Long-term debt	$117,178	$115,734

Equity component:
Equity component of exchangeable notes, net of issuance costs	$(26,699)	$(26,699)

NOTE 12: Income Taxes
The components of loss before income taxes are as follows:

	Three Months Ended March 31,
Loss Before Income Taxes:	2019	2018

Ireland	$(10,234)	$(4,927)
United States	(3,443)	(9,835)
France	285	199
Total loss before income taxes	$(13,392)	$(14,563)

The items accounting for the difference between the income tax provision computed at the statutory rate and the Company’s effective tax rate are as follows:

	Three Months Ended March 31,
Income Tax Rate Reconciliation:	2019	2018

Statutory tax rate	12.5%	12.5%
International tax rates differential	5.0%	8.9%
Change in valuation allowance	(11.4)%	(4.7)%
Change in fair value of nondeductible contingent consideration	(3.1)%	(3.8)%
Nondeductible stock-based compensation	(0.4)%	(1.1)%
Unrecognized tax benefits	(0.9)%	(1.5)%
State and local income taxes, net of federal	—%	0.1%
Nondeductible interest expense	(1.2)%	—%
Other	2.2%	5.6%
Effective income tax rate	2.7%	16.0%

Income tax benefit - at statutory tax rate	$(1,673)	$(1,820)
International tax rates differential	(668)	(1,298)
Change in valuation allowance	1,520	690
Change in fair value of nondeductible contingent consideration	413	551
Nondeductible stock-based compensation	51	160
Unrecognized tax benefits	124	220
State and local income taxes, net of federal	2	(19)
Nondeductible interest expense	157	—
Other	(300)	(811)
Income tax benefit - at effective income tax rate	$(374)	$(2,327)

The income tax benefit for the three months ended March 31, 2019 was $374 compared to an income tax benefit of $2,327 for the three months ended March 31, 2018. The decrease in the income tax benefit for the three months ended March 31, 2019 is primarily the result of a decrease in the amount of loss generated in the United States, when compared to the same prior year period.

NOTE 13: Other Assets and Liabilities
Various other assets and liabilities are summarized as follows:

Prepaid Expenses and Other Current Assets:	March 31, 2019	December 31, 2018

Valued-added tax recoverable	$1,100	$1,378
Prepaid and other expenses	2,607	2,145
Guarantee from Armistice (see Note 14)	543	534
Income tax receivable	996	921
Research and development tax credit receivable	270	283
Short-term deposit	—	3,350
Other	1,040	225
Total	$6,556	$8,836

Other Non-Current Assets:	March 31, 2019	December 31, 2018

Deferred tax assets, net	$23,216	$23,029
Long-term deposits	1,477	1,477
Guarantee from Armistice (see Note 14)	5,555	5,697
Right of use assets at contract manufacturing organizations	5,827	5,894
Other	49	49
Total	$36,124	$36,146

Accrued Expenses	March 31, 2019	December 31, 2018

Accrued compensation	$1,726	$3,971
Accrued social charges	1,018	1,009
Accrued restructuring (see Note 15)	419	879
Customer allowances	6,616	6,541
Accrued contract research organization charges	1,383	1,000
Accrued contract manufacturing organization costs	1,030	2,028
Accrued contract sales organization and marketing costs	—	3,469
Other	2,497	2,798
Total	$14,689	$21,695

Other Non-Current Liabilities:	March 31, 2019	December 31, 2018

Provision for retirement indemnity	$1,003	$1,024
Customer allowances	619	1,352
Unrecognized tax benefits	5,315	5,315
Guarantee to Deerfield (see Note 14)	5,574	5,717
Other	66	594
Total	$12,577	$14,002

14: Divestiture of the Pediatric Assets

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

Deerfield Guarantee

In connection with the closing under the Purchase Agreement, the Company and Holdings provided their guarantee (the “Deerfield Guarantee”) in favor of Deerfield. Under the Deerfield Guarantee, the Company and Holdings guaranteed to Deerfield the payment by Cerecor of the Assumed Obligations under the Membership Interest Purchase Agreement between the Company and Deerfield dated February 5, 2016. The Assumed Obligations include (i) a quarterly payment of $263 beginning in July 2018 and ending in October 2020, amounting to an aggregate payment obligation of $2,625; (ii) a payment in January 2021 of $15,263; and (iii) a quarterly royalty payment of 15% on net sales of the FSC products through February 6, 2026 (“FSC Product Royalties”), in an aggregate amount of up to approximately $10,300. In addition, under the Deerfield Guarantee, the Company and Holdings guaranteed that Deerfield would receive certain minimum annual FSC Product Royalties through February 6, 2026 (the “Minimum Royalties”). Given the Company’s explicit guarantee to Deerfield, the Company recorded the guarantee in accordance with ASC 460. A valuation was performed, which was based largely on an analysis of the potential timing of each possible cash outflow described above and the likelihood of Cerecor’s default on such payments assuming an S&P credit rating of CCC+. The result of this valuation identified a guarantee liability of $6,643. This liability is being amortized proportionately based on undiscounted cash outflows through the remainder of the contract with Deerfield. At March 31, 2019, the carrying value of this liability was $6,119.

Armistice Guarantee

In connection with the closing under the Purchase Agreement, Armistice Capital Master Fund, Ltd., the majority shareholder of Cerecor, guaranteed to Holdings the payment by Cerecor of the Assumed Obligations, including the Minimum Royalties. A valuation of the guarantee asset was performed in accordance with ASC 460 and a guarantee asset of $6,620 was recorded. This asset is being amortized proportionately based on undiscounted cash outflows through the remainder of the contract with Deerfield noted above. At March 31, 2019, the carrying value of this asset was $6,097.

The fair values of the Avadel guarantee to Deerfield and the guarantee received by Avadel from Armistice largely offset and when combined are not material.

Based on management’s review of ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, the disposition of our pediatric assets and related liabilities did not qualify for discontinued operations reporting. Our results of operations for the period January 1, 2018 through February 16, 2018 include the results of FSC, prior to its February 16, 2018 disposition date.

The net impact of this transaction was not material to the unaudited condensed consolidated statements of loss.

NOTE 15: Restructuring Costs
2019 Corporate Restructuring
During the first quarter of 2019, the Company announced a plan to reduce our Corporate workforce by more than 50% (“2019 Corporate Restructuring”). The reduction in workforce is primarily a result of the exit of Noctiva during the first quarter of 2019 (see Note 3: Subsidiary Bankruptcy and Deconsoldiation), as well as an effort to better align the Company’s remaining cost structure at our U.S. and Ireland locations with our ongoing and future planned projects. The reduction in workforce is projected to be substantially complete by the end of the fiscal year 2019, and to result in employee severance, benefits and other costs of up to approximately $3,000, which are likely to be recognized through December 31, 2019. 2019 Corporate Restructuring charges of $1,398 were recognized during the three months ended March 31, 2019.
The following table sets forth activities for the Company’s cost reduction plan obligations for the three months ended March 31, 2019:

2019 Corporate Restructuring Obligations:	2019

Balance of restructuring accrual at January 1,	$—
Charges for employee severance, benefits and other costs	1,398
Payments	(754)
Balance of restructuring accrual at March 31,	$644
Restructuring liabilities of $356 and $288 are included in the unaudited condensed consolidated balance sheet in accrued expenses and accounts payable, respectively, at March 31, 2019.
2017 French Restructuring
During the first quarter of 2017, the Company announced a plan to reduce our workforce at our Venniseux, France site by approximately 50% (“2017 French Restructuring”).  This reduction was an effort to align the Company’s cost structure with our ongoing and future planned projects. In July 2017, the Company completed negotiations with the works council for our French operations and received approval from the French Labor Commission (DIRECCTE) to implement the plan. The reduction was substantially complete at March 31, 2019. The 2017 French Restructuring income of $170 and restructuring charges of $153 were recognized during the three months ended March 31, 2019 and 2018, respectively. The following table sets forth activities for the Company’s cost reduction plan obligations for the three months ended March 31, 2019 and 2018:

2017 French Restructuring Obligation:	2019	2018

Balance of restructuring accrual at January 1,	$879	$1,000
Charges for employee severance, benefits and other	(170)	153
Payments	(638)	(359)
Foreign currency impact	(8)	30
Balance of restructuring accrual at March 31,	$63	$824
The 2017 French Restructuring accrual is included in the unaudited condensed consolidated balance sheet in accrued expenses at March 31, 2019 and 2018.

NOTE 16: Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of shares outstanding during each period. Diluted net (loss) income per share is calculated by dividing net (loss) income by the diluted number of shares outstanding during each period. Except where the result would be anti-dilutive to net loss, diluted net loss per share would be calculated assuming the impact of the conversion of the 2023 Notes, the exercise of outstanding equity compensation awards, ordinary shares expected to be issued under our employee stock purchase plan (“ESPP”) and the exercise of contingent consideration warrants, all which have been exercised or have expired during the first quarter of 2018.

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
A reconciliation of basic and diluted net loss per share, together with the related shares outstanding in thousands is as follows:

	Three Months Ended March 31,
Net Loss Per Share:	2019	2018

Net loss	$(13,018)	$(12,236)

Weighted average shares:
Basic shares	37,354	38,559
Effect of dilutive securities—employee and director equity awards outstanding and 2023 Notes	—	—
Diluted shares	37,354	38,559

Net loss per share - basic	$(0.35)	$(0.32)
Net loss per share - diluted	$(0.35)	$(0.32)

Potential common shares of 19,762 and 19,374 were excluded from the calculation of weighted average shares for the three months ended March 31, 2019 and 2018, respectively, because their effect was considered to be anti-dilutive. For the three months ended March 31, 2019 and 2018, the effects of dilutive securities were entirely excluded from the calculation of net loss per share as a net loss was reported in this period.

NOTE 17: Comprehensive Loss
The following table shows the components of accumulated other comprehensive loss for the three months ended March 31, 2019 and 2018, respectively, net of tax effects:

	Three Months Ended March 31,
Accumulated Other Comprehensive Loss:	2019	2018

Foreign currency translation adjustment:
Beginning balance	$(23,621)	$(23,202)
Net other comprehensive (loss) income	(161)	249
Balance at March 31,	$(23,782)	$(22,953)

Unrealized gain (loss) on marketable securities, net
Beginning balance	$205	$(64)
Net other comprehensive income (loss), net of ($18) and ($59) tax, respectively	374	(238)
Balance at March 31,	$579	$(302)
Accumulated other comprehensive loss at March 31,	$(23,203)	$(23,255)

The effect on the Company’s unaudited condensed consolidated financial statements of amounts reclassified out of accumulated other comprehensive loss was immaterial for all periods presented.

NOTE 18: Company Revenue by Product
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
The following table presents a summary of total revenues by these products:

	Three Months Ended March 31,
Revenues by Product:	2019	2018

Bloxiverz	$2,568	$7,491
Vazculep	9,473	12,961
Akovaz	3,792	10,217
Other	604	2,492
Total product sales	16,437	33,161
License revenue	—	132
Total revenues	$16,437	$33,293

NOTE 19: Commitments and Contingencies
Litigation
The Company is subject to potential liabilities generally incidental to our business arising out of present and future lawsuits and claims related to product liability, personal injury, contract, commercial, intellectual property, tax, employment, compliance and other matters that arise in the ordinary course of business. The Company accrues for potential liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. At March 31, 2019 and December 31, 2018, there were no contingent liabilities with respect to any litigation, arbitration or administrative or other proceeding that are reasonably likely to have a material adverse effect on the Company’s unaudited condensed consolidated financial position, results of operations, cash flows or liquidity.

Litigation Related to Noctiva

Note 3: Subsidiary Bankruptcy and Deconsolidation briefly describes the Chapter 11 bankruptcy case which our subsidiary Specialty Pharma commenced on February 6, 2019, and which on April 26, 2019 resulted in the bankruptcy court-approved sale of all of Specialty Pharma’s intangible assets and inventory to an unaffiliated third party. As a result of such sale, Specialty Pharma has completed its divestment of the assets of the Noctiva business. During the pendency of the bankruptcy case, all pending litigation against Specialty Pharma is automatically stayed and any new litigation against Specialty Pharma is precluded unless the bankruptcy court orders otherwise. Below are descriptions of a litigation to which Specialty Pharma is a party and a contract dispute involving Specialty Pharma, both of which matters are subject to the automatic stay during the bankruptcy case.

Ferring Litigation. Some of the patents covering the NoctivaTM product (the “Noctiva Patents”) are the subject of litigation initiated by Ferring Pharmaceuticals Inc. and two of its foreign affiliates, who manufacture a competing product known as Nocdurna.  Nocdurna was approved by the FDA in June 2018 and commercially launched in the U.S. in November 2018.  In this litigation, Ferring seeks to invalidate and disputes the inventorship of the Noctiva Patents, seeks damages for various alleged breaches of contractual and common law duties, and seeks damages for alleged infringement by NoctivaTM of Ferring’s “Nocdurna” trademark.  Specialty Pharma and certain other parties including Serenity Pharmaceuticals, LLC (“Serenity”) (the licensor of the Noctiva Patents) have defended this litigation, and have made counterclaims against Ferring, including for infringement of the Noctiva Patents and a declaratory judgment of noninfringement with respect to Ferring’s “Nocdurna” trademark. The court dismissed Ferring’s inventorship claim and its claims for alleged breaches of contractual and common law duties, although these dismissals may be appealed by Ferring.  On February 15, 2019, Specialty Pharma and its co-defendants moved to stay the litigation pending completion of the bankruptcy proceeding of Specialty Pharma.

Contract Dispute. On January 21, 2019, Serenity gave notice to Specialty Pharma of an alleged breach of the parties’ Noctiva license agreement. Serenity alleges that Specialty Pharma breached its contractual obligation to devote commercially reasonable efforts to the commercialization of Noctiva and seeks unspecified damages. On January 27, 2019, Specialty Pharma notified Serenity of a claim for $1.7 million in damages as a result of Serenity’s breach of its contractual obligation to pay the costs of the Ferring Litigation. Serenity’s notice to Specialty Pharma invoked the dispute resolution provisions of the Noctiva license agreement, which culminate in arbitration, but neither party has yet initiated an arbitration proceeding or filed suit.

Material Commitments
Due to the Chapter 11 bankruptcy case of Specialty Pharma, discussed in Note 3: Subsidiary Bankruptcy and Deconsolidation, the Company’s various commitments to purchase finished product from customers has changed from what was included in Part II, Item 8 of the Company’s 2018 Annual Report on Form 10-K. As of March 31, 2019, commitments for these arrangements, at maximum quantities and at contractual prices over the remaining life of the contract, and excluding any waived commitments, are as follows for the years ended December 31:

Purchase Commitments:	Balance

2019	$7,194
2020	1,320
2021	1,320
2022	1,320
2023	220
Thereafter	—
Total	$11,374

Other than commitments disclosed in Note 15: Contingent Liabilities and Commitments to the Company’s audited consolidated financial statements included in Part II, Item 8 of the Company’s 2018 Annual Report on Form 10-K, there were no other material commitments outside of the normal course of business. Material commitments in the normal course of business include long-term debt and post-retirement benefit plan obligations which are disclosed in Note 10: Long-Term Debt and Note 13: Post-Retirement Benefit Plans, respectively, to the Company’s consolidated financial statements included in Part II, Item 8 of the Company’s 2018 Annual Report on Form 10-K and long-term contingent consideration payable as disclosed in Note 10: Long-Term Related Party Payable, to the Company’s unaudited condensed consolidated financial statements included in Part I, Item 1 of this report.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis
(In thousands, except per share data)
(Unaudited)

You should read the discussion and analysis of our financial condition and results of operations set forth in this Item 2 together with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this quarterly report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this quarterly report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties, and reference is made to the “Cautionary Note Regarding Forward-Looking Statements” set forth immediately following the Table of Contents of this Quarterly Report on Form 10-Q for further information on the forward looking statements herein. In addition, you should read the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 15, 2019 and Part II, Item 1A in this quarterly report on Form 10-Q for a discussion of additional important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this quarterly report.
Overview
General Overview
Avadel Pharmaceuticals plc (Nasdaq: AVDL) (“Avadel,” the “Company,” “we,” “our,” or “us”) is a branded specialty pharmaceutical company.  Our primary focus is on the development and potential FDA approval for FT218 which is in a Phase 3 clinical trial for the treatment of narcolepsy patients suffering from excessive daytime sleepiness (EDS) and cataplexy.  In addition, we market three sterile injectable drugs used in the hospital setting which were developed under our “unapproved marketed drug” (UMD) program.   The Company is headquartered in Dublin, Ireland with operations in St. Louis, Missouri and Lyon, France. For more information, please visit www.avadel.com.
Avadel is developing FT218, an investigational once-nightly formulation of sodium oxybate based on its propriety Micropump® drug delivery technology, for the treatment of EDS and cataplexy in patients suffering from narcolepsy. FT218 is currently being evaluated in a Phase 3 clinical trial called REST-ON. In addition, the Company submitted an NDA in March 2019 on UMD #4, which, if approved, could contribute revenues to Avadel starting in 2020.
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
FT218 (Micropump® sodium oxybate): FT218 (Micropump® sodium oxybate): Avadel is developing a product that uses our Micropump® drug-delivery technology for the treatment of EDS and cataplexy in patients suffering from narcolepsy. Avadel currently refers to this product as FT218. FT218 is a Micropump®-based formulation of sodium oxybate. Sodium oxybate is the sodium salt of gamma hydroxybutyrate, an endogenous compound and metabolite of the neurotransmitter gamma-aminobutyric acid. Sodium oxybate has been described as a therapeutic agent with high medical value. Sodium oxybate is approved in Europe and the United States as a twice nightly formulation indicated for the treatment of EDS and cataplexy in patients with narcolepsy.

In preparation for a clinical trial of FT218, Avadel reached an agreement with the FDA for the design and planned analysis of our pivotal Phase 3 study, Rest-On through a Special Protocol Assessment (“SPA”). A SPA is an acknowledgment by the FDA that the design and planned analysis of a pivotal clinical trial adequately addresses the objectives necessary to support a regulatory submission. Pursuant to the SPA, in December 2016, Avadel initiated patient enrollment and dosing for the Rest-On clinical trial to assess the safety and efficacy of a once-nightly formulation of FT218 for the treatment of EDS and cataplexy in patients suffering from narcolepsy. The study is a randomized, double-blind, placebo-controlled study of 264 patients being conducted in 45 to 55 clinical sites in the U.S., Canada, Western Europe and Australia. Avadel believes that, if successful, this study could demonstrate improved efficacy, safety and patient satisfaction over the current primary product serving this market, which is a twice nightly sodium oxybate formulation, which the marketer generated revenues of approximately $1.4 billion in 2018.

To date, due in part to narcolepsy being a rare disease with a small patient population with no significant geographic concentration, we have not completed patient enrollment for the FT218 clinical trial, nor have we announced a projected completion date for this clinical trial. Recently, we have engaged a third-party pharmaceutical consulting firm to assist us in evaluating our clinical development program for FT218 with the goal of ensuring an approvable and commercially viable FDA submission. This evaluation is currently under way, and while the results are not known at this time, they could cause us to modify our development plan with respect to FT218 in ways that materially increase the ultimate cost of development, further delay its completion or identify presently unknown risks with the product.

In January 2018, the FDA granted FT218 Orphan Drug Designation, which makes the drug eligible for certain development and commercial incentives, including a potential U.S. market exclusivity for up to seven years as the only once-nightly formulation. However, please see the information set forth under the caption “- Risks Related to Regulatory and Legal Matters - If FT218 is approved by the FDA, we may not obtain orphan drug marketing exclusivity” in the “Risk Factors” included in Part I, Item 1A of the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2019.

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

Additional UMD Products. Avadel is developing and intends to seek FDA approval of a NDA for UMD #4, a sterile injectable product used in the hospital setting. The Company submitted an NDA in March 2019 on UMD #4, which, if approved, could contribute revenues to Avadel starting in 2020. In addition, Avadel continues to monitor and evaluate other UMDs with large existing markets and limited competition for feasibility of possible future NDAs. Avadel believes its strategy to create opportunities to commercialize UMD products in markets with a limited number of competitors may have a limited number of opportunities given the lack of patent protection from competition. Avadel believes this shorter-term strategy may provide us with near term revenue growth and provide cash flows that can be used to fund R&D and inorganic initiatives for other products.

Corporate Information

The Company was incorporated on December 1, 2015 as an Irish private limited company, and re-registered as an Irish public limited company, or plc, on November 21, 2016. Our principal place of business is located at Block 10-1, Blanchardstown Corporate Park, Ballycoolin, Dublin 15, Ireland. Avadel’s phone number is 011-353-1-485-1200. Our website is www.avadel.com, where we make available free of charge our reports (and any amendments thereto) on Forms 10-K, 10-Q and 8-K as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. These filings are also available to the public at www.sec.gov.
The Company is the successor to Flamel Technologies S.A., a French société anonyme (“Flamel”), as the result of the France-to-Ireland redomestication merger of Flamel with and into the Company completed on December 31, 2016 (the “Merger”). In the Merger, we changed our company name to Avadel Pharmaceuticals plc and our jurisdiction of organization to Ireland; we assumed all the assets and liabilities of Flamel; and we issued one Avadel ordinary share (either directly or in the form of an American Depositary Share (ADS)) in exchange for each formerly outstanding share of Flamel, all of which were canceled. Thus, an Avadel ordinary share held (either directly or represented by an ADS) immediately after the Merger continued to represent the same proportional interest in our equity owned by the holder of a share of Flamel immediately prior to the Merger. References in this Annual Report on Form 10-K to “Avadel,” the “Company,” “we,” “our,” “us,” and similar terms shall be deemed to be references to Flamel prior to the completion of the Merger, unless the context otherwise requires. Additional details about the Merger are set forth in Item 1 under the caption “ - The Reincorporation Merger.” of the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2019.
The Company currently has five direct wholly-owned subsidiaries: (a) Avadel US Holdings, Inc., (b) Flamel Ireland Limited, which conducts business under the name Avadel Ireland, (c) Avadel Investment Company Limited, (d) Avadel Finance Ireland Designated Activity Company and (e) Avadel France Holding SAS. Avadel US Holdings, Inc., a Delaware corporation, is the holding entity of (i) Avadel Specialty Pharmaceuticals, LLC (currently the subject of a voluntary Chapter 11 bankruptcy proceeding as noted in Note 3: Subsidiary Bankruptcy and Deconsolidation), (ii) Avadel Legacy Pharmaceuticals, LLC, (iii) Avadel Management Corporation, (iv) FSC Holding Company and (v) Avadel Operations Company, Inc. Avadel Finance Ireland Designated Activity Company is the holding entity of Avadel Finance Cayman Limited. Flamel Ireland Limited (operating under the trade name Avadel Ireland) is an Irish corporation which, Since December 16, 2014, has been the owner of substantially all of Avadel’s intellectual property. Avadel France Holding SAS, a French société par actions simplifiée, is the holding entity of Avadel Research SAS through which Avadel conducts substantially all of its R&D activities. A complete list of the Company’s subsidiaries can be found in Exhibit 21.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2019.
References in these unaudited condensed consolidated financial statements and the notes thereto to “Avadel,” the “Company,” “we,” “our,” “us,” and similar terms shall be deemed to be references to Flamel prior to the completion of the Merger, unless the context otherwise requires.
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

Financial Highlights

Highlights of our consolidated results for the three months ended March 31, 2019 are as follows:

•
Revenue was $16,437 for the three months ended March 31, 2019, compared to $33,293 in the same period last year. This year over year decrease was primarily the result of increased competition driving lower prices as noted above in our discussion of Key Business Trends and Highlights. We experienced price and unit volume declines across all our hospital products due to additional competition.

•
Operating loss was $8,167 for the three months ended March 31, 2019, compared to operating loss of $12,625 and for the same period last year. The decrease in operating loss for the three months ended March 31, 2019 was largely driven by lower selling, general and administrative (SG&A) expenses of $14,041 driven by the exit of the Noctiva business in 2019 of approximately $10,100, the disposition of FSC in the first quarter 2018 of approximately $2,700 and lower intangible amortization of $1,566 due to the impairment of the Noctiva intangible at December 31, 2018, partially offset by lower gross margin (sales minus cost of goods sold) of $13,530.

•
Net loss was $13,018 for the three months ended March 31, 2019, compared to net loss of $12,236 and in the same period last year. Included in the net loss in the first quarter of 2019 was a loss on the deconsolidation of Avadel Specialty Pharmaceuticals, LLC of $2,673. As a result of Avadel Specialty Pharmaceuticals, LLC bankruptcy filing on February 6, 2019, the company concluded that it no longer controls the operations of this subsidiary and accordingly deconsolidated this subsidiary.

•	Diluted net loss per share was $0.35 for the three months ended March 31, 2019, compared to diluted net loss per share of $0.32 in the same period last year.

•	Cash and marketable securities decreased $20,064 to $79,851 at March 31, 2019, from $99,915 at December 31, 2018. This decrease was largely driven from $21,206 use of cash in operations.

Critical Accounting Estimates
The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. To prepare these financial statements, management must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosures of contingent assets and liabilities. Actual results could be significantly different from these estimates.
Our significant accounting policies are described in Note 1 of the audited consolidated financial statements included in our Annual Report Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”). The SEC suggests companies provide additional disclosure on those accounting policies considered most critical. The SEC considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgments and estimates on the part of management in its application. Our estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies” section of the MD&A in our 2018 Form 10-K. Effective January 1, 2019, the Company implemented ASC 842, Leases. On January 1, 2019, the impact of adopting this new accounting standard required the Company to recognize $5,046 and $5,131 of assets and liabilities, respectively, related to the Company’s operating leases. Other than this new leasing standard, there were no other significant changes to our critical accounting policies during the three months ended March 31, 2019. See Note 9: Leases in the notes to the unaudited condensed consolidated financial statements for further information.

Results of Operations
The following is a summary of our financial results (in thousands, except per share amounts) for the three months ended March 31, 2019 and 2018, respectively:

			Three Months Ended
	Three Months Ended March 31,		Increase / (Decrease)
			2019 vs. 2018
Comparative Statements of Loss	2019	2018	$	%

Product sales	$16,437	$33,161	$(16,724)	(50.4)%
License revenue	—	132	(132)	(100.0)%
Total revenues	16,437	33,293	(16,856)	(50.6)%
Operating expenses:
Cost of products	3,266	6,592	(3,326)	(50.5)%
Research and development expenses	7,329	9,951	(2,622)	(26.3)%
Selling, general and administrative expenses	10,446	24,487	(14,041)	(57.3)%
Intangible asset amortization	201	1,767	(1,566)	(88.6)%
Changes in fair value of related party contingent consideration	2,134	2,968	(834)	(28.1)%
Restructuring costs	1,228	153	1,075	702.6%
Total operating expenses	24,604	45,918	(21,314)	(46.4)%
Operating loss	(8,167)	(12,625)	4,458	(35.3)%
Loss on deconsolidation of subsidiary	(2,673)	—	(2,673)	n/a
Investment and other income, net	817	54	763	1,413.0%
Interest expense	(3,062)	(1,597)	(1,465)	(91.7)%
Other income - changes in fair value of related party payable	(307)	(395)	88	22.3%
Loss before income taxes	(13,392)	(14,563)	1,171	8.0%
Income tax benefit	(374)	(2,327)	1,953	83.9%
Net loss	$(13,018)	$(12,236)	$(782)	(6.4)%
Net loss per share - diluted	$(0.35)	$(0.32)	$(0.03)	(9.4)%
The revenues for each of the Company’s significant products for the three months ended March 31, 2019 and 2018 were as follows:

			Three Months Ended
	Three Months Ended March 31,		Increase / (Decrease)
			2019 vs. 2018
Revenues:	2019	2018	$	%

Bloxiverz	$2,568	$7,491	$(4,923)	(65.7)%
Vazculep	9,473	12,961	(3,488)	(26.9)%
Akovaz	3,792	10,217	(6,425)	(62.9)%
Other	604	2,492	(1,888)	(75.8)%
Product sales	16,437	33,161	(16,724)	(50.4)%
License revenue	—	132	(132)	(100.0)%
Total revenues	$16,437	$33,293	$(16,856)	(50.6)%

Total revenues were $16,437 for the three months ended March 31, 2019, compared to $33,293 for the same prior year period. Bloxiverz’s revenue declined $4,923 in the current quarter when compared to the same prior year period primarily due to lower unit volumes and net selling price driven largely by new competition which entered the market driving price and unit volumes lower. Vazculep’s revenue decreased $3,488 during the quarter when compared to the prior year period due primarily to lower net selling prices and lower volumes in the current period when compared to the same prior year period. Akovaz’s revenue declined $6,425 driven largely by lower unit volumes and net selling price due to new competition which entered the market driving price and unit volumes lower. Other revenues, which includes Noctiva and the pediatric products declined during the three months ended March 31, 2019 compared to the same period in the prior year due to the primarily due to the bankruptcy of Specialty Pharma and related deconsolidation on February 6, 2019 and the February 2018 divestiture of the pediatric products.

			Three Months Ended
	Three Months Ended March 31,		Increase / (Decrease)
			2019 vs. 2018
Cost of Products:	2019	2018	$	%

Cost of products	$3,266	$6,592	$(3,326)	(50.5)%
Percentage of total revenues	19.9%	19.8%

Cost of products decreased $3,326 or 50.5% during the three months ended March 31, 2019 compared to the same prior year period driven by lower sold units. As a percentage of total revenue, cost of products sold was comparable to the prior year period.

			Three Months Ended
	Three Months Ended March 31,		Increase / (Decrease)
			2019 vs. 2018
Research and Development Expenses:	2019	2018	$	%

Research and development expenses	$7,329	$9,951	$(2,622)	(26.3)%
Percentage of total revenues	44.6%	29.9%

Research and development expenses decreased $2,622 or (26.3)% during the three months ended March 31, 2019 as compared to the same period in 2018. This decline was a result of $1.3 million of lower spending associated with the exit of Noctiva and $1.2 million of cost reductions at the Company’s Lyon, France R&D center. The Company continues to invest a substantial portion of R&D in its FT218 development program.

			Three Months Ended
	Three Months Ended March 31,		Increase / (Decrease)
			2019 vs. 2018
Selling, General and Administrative Expenses:	2019	2018	$	%

Selling, general and administrative expenses	$10,446	$24,487	$(14,041)	(57.3)%
Percentage of total revenues	63.6%	73.5%

Selling, general and administrative expenses decreased $14,041 or 57.3% during the three months ended March 31, 2019 as compared to the same prior year period. This decrease was primarily due to a decrease of $10,100 of sales and marketing costs related to the exit of Noctiva during the current quarter when compared to the same period of the prior year. The decrease is also related to $2,700 of costs during the three months ended March 31, 2018 related to our pediatrics products which were divested in February 2018.

			Three Months Ended
	Three Months Ended March 31,		Increase / (Decrease)
			2019 vs. 2018
Intangibles Asset Amortization:	2019	2018	$	%

Intangible asset amortization	$201	$1,767	$(1,566)	(88.6)%
Percentage of total revenues	1.2%	5.3%

Intangible asset amortization expense decreased $1,566 or 88.6% during the three months ended March 31, 2019 driven by the impairment of the intangible asset related to Noctiva at December 31, 2018.

			Three Months Ended
	Three Months Ended March 31,		Increase / (Decrease)
			2019 vs. 2018
Changes in Fair Value of Related Party Contingent Consideration:	2019	2018	$	%

Changes in fair value of related party contingent consideration	$2,134	$2,968	$(834)	(28.1)%
Percentage of total revenues	13.0%	8.9%

We compute the fair value of the related party contingent consideration using several significant assumptions and when these assumptions change, due to underlying market conditions, the fair value of these liabilities change as well. Each of the underlying assumptions used to determine the fair values of these contingent liabilities can, and often do, change based on adjustments in current market conditions, competition and other factors. These changes can have a material impact on our unaudited condensed consolidated statements of loss and balance sheet.

As a result of changes in the underlying assumptions used to determine the estimated fair values of our acquisition-related contingent consideration earn-out payments - Éclat, we recorded gains of $2,134 and $2,968 and lowered the fair value of the acquisition-related contingent consideration earn-out payments - Éclat for the three months ended March 31, 2019 and 2018, respectively. As noted in our critical accounting estimates included in the 2018 Form 10-K, there are numerous assumptions and estimates we use when determining the fair value of the acquisition-related earn-out payments - Éclat. These assumptions include estimates of pricing, market size, the market share the related products are forecast to achieve, the cost of goods related to such products and an appropriate discount rate to use when present valuing the related cash flows.

For the three months ended March 31, 2019, as a result of changes to these estimates when compared to the same estimates at December 31, 2018, we recorded an increase in the fair value of our contingent consideration liabilities due to changes in certain underlying market conditions of the acquisition-related contingent consideration earn-out payments - Éclat.

For the three months ended March 31, 2018, as a result of changes to these estimates when compared to the same estimates at December 31, 2017, we recorded an increase in the fair value of our contingent consideration liabilities, largely due to changes in certain underlying market conditions of the acquisition-related contingent consideration earn-out payments - Éclat.

			Three Months Ended
	Three Months Ended March 31,		Increase / (Decrease)
			2019 vs. 2018
Restructuring Costs	2019	2018	$	%

Restructuring costs	$1,228	$153	$1,075	702.6%
Percentage of total revenues	7.5%	0.5%

Restructuring charges of $1,228 primarily comprising severance and legal costs were recognized during the three months ended March 31, 2019. These charges were primarily related to severance and legal costs. During the first quarter of 2019, the Company announced a plan to reduce its Corporate workforce at our U.S. and Ireland sites by more than 50%.  This reduction is an effort to align the Company’s cost structure with our ongoing and future planned projects. See Note 15: Restructuring Costs for further details.

			Three Months Ended
	Three Months Ended March 31,		Increase / (Decrease)
			2019 vs. 2018
Investment and Other Income, net	2019	2018	$	%

Investment and other income, net	$817	$54	$763	1,413.0%
Percentage of total revenues	5.0%	0.2%
Investment and other income, net increased for the three months ended March 31, 2019 when compared to the same period in the prior year driven by higher realized and unrealized gains on our marketable securities during the current period when compared to the prior period.

			Three Months Ended
	Three Months Ended March 31,		Increase / (Decrease)
			2019 vs. 2018
Interest Expense	2019	2018	$	%

Interest expense	$3,062	$1,597	$1,465	91.7%
Percentage of total revenues	18.6%	4.8%
Interest expense increased $1,465 for the three months end March 31, 2019 when compared to the same period in the prior year as a result of a full quarter of imputed interest recorded in 2019 versus half of this amount in 2018 due to the 2023 Notes February 2018 issuance.

			Three Months Ended
	Three Months Ended March 31,		Increase / (Decrease)
			2019 vs. 2018
Loss on Deconsolidation of Subsidiary	2019	2018	$	%

Loss on deconsolidation of subsidiary	$(2,673)	$—	$(2,673)	n/a
Percentage of total revenues	(16.3)%	—%

As a result of Avadel Specialty Pharmaceuticals, LLC bankruptcy filing on February 6, 2019, the Company concluded that it no longer controls its operations and accordingly deconsolidated this subsidiary. The Company recorded a loss on the deconsolidation as a result of removing the net assets and certain liabilities of this subsidiary from our unaudited condensed consolidated financial statements. See Note 3: Subsidiary Bankruptcy and Deconsolidation for more discussion.

			Three Months Ended
	Three Months Ended March 31,		Increase / (Decrease)
			2019 vs. 2018
Other Income - Changes in Fair Value of Related Party Payable	2019	2018	$	%

Other income - changes in fair value of related party payable	$(307)	$(395)	$88	22.3%
Percentage of total revenues	(1.9)%	(1.2)%

We recorded income of $307 and $395 to reduce the fair value of these liabilities during the three months ended March 31, 2019 and 2018, respectively, due to the same reasons associated with the Éclat product sales forecasts as described in the section “Changes in Fair Value of Related Party Contingent Consideration” for these periods. As noted in our critical accounting estimates section included in the 2018 Form 10-K, there are a number of assumptions and estimates we use when determining the fair value of the related party payable payments. These estimates include pricing, market size, the market share the related products are forecast to achieve and an appropriate discount rate to use when present valuing the related cash flows. These estimates often do change based on changes in current market conditions, competition and other factors.

			Three Months Ended
	Three Months Ended March 31,		Increase / (Decrease)
			2019 vs. 2018
Income Tax Benefit:	2019	2018	$	%

Income tax benefit	$(374)	$(2,327)	$1,953	83.9%
Percentage of loss before income taxes	(2.8)%	(16.0)%

The items accounting for the difference between the income tax provision computed at the statutory rate and the Company’s effective tax rate for the three months ended March 31, 2019 and 2018, are as follows:

	Three Months Ended March 31,
	2019	2018

Statutory tax rate	12.5%	12.5%
International tax rates differential	5.0%	8.9%
Change in valuation allowance	(11.4)%	(4.7)%
Change in fair value of nondeductible contingent consideration	(3.1)%	(3.8)%
Nondeductible stock-based compensation	(0.4)%	(1.1)%
Unrecognized tax benefits	(0.9)%	(1.5)%
State and local income taxes, net of federal	—%	0.1%
Nondeductible interest expense	(1.2)%	—%
Other	2.2%	5.6%
Effective income tax rate	2.7%	16.0%

Income tax benefit - at statutory tax rate	$(1,673)	$(1,820)
International tax rates differential	(668)	(1,298)
Change in valuation allowance	1,520	690
Change in fair value of nondeductible contingent consideration	413	551
Nondeductible stock-based compensation	51	160
Unrecognized tax benefits	124	220
State and local income taxes, net of federal	2	(19)
Nondeductible interest expense	157	—
Other	(300)	(811)
Income tax benefit - at effective income tax rate	$(374)	$(2,327)

The income tax benefit for the three months ended March 31, 2019 was $374 compared to an income tax benefit of $2,327 for the three months ended March 31, 2018. The decrease in the income tax benefit for the three months ended March 31, 2019 is primarily the result of a decrease in the amount of loss generated in the United States, when compared to the same prior year period.
Liquidity and Capital Resources
The Company’s cash flows from operating, investing and financing activities, as reflected in the unaudited condensed consolidated statements of cash flows, are summarized in the following table:

			Three Months Ended
	Three Months Ended March 31,		Increase / (Decrease)
			2019 vs. 2018
Net cash provided by (used in):	2019	2018	$	%

Operating activities	$(21,206)	$(18,008)	$(3,198)	(17.8)%
Investing activities	21,390	(80,739)	102,129	126.5%
Financing activities	92	122,915	(122,823)	(99.9)%

Operating Activities
Net cash used in operating activities of $21,206 for the three months ended March 31, 2019 increased $3,198 compared to the same prior year period. This decrease in operating cash flow is primarily due to lower cash earnings (net income or loss adjusted for non-cash credits and charges) of $1,134 when compared to the same period last year. The decrease in operating cash flow was also due to higher cash used for accounts payable and other current liabilities of $5,622 when compared to the same period last year, partially offset by lower cash payments for related party contingent consideration of $2,927 during the current period when compared to the prior period.
Investing Activities
Cash provided by investing activities was $21,390 for the three months ended March 31, 2019, was related to net cash proceeds received from the excess of sales over purchases of marketable securities. Cash used in investing activities of $80,739 during the same prior year period was related to the use of cash to purchase marketable securities in excess of sales of marketable securities.
Financing Activities
Cash provided by financing activities for the three months ended March 31, 2019 was $92, which decreased $122,823 for the same prior year period. During the three months ended March 31, 2018, $143,750 of cash was provided by financing activities through the issuance of the 2023 Notes. A portion of the proceeds from the offering of the 2023 Notes was used for share repurchases totaling $18,000 and to pay direct expenses associated with the issuance of the 2023 Notes of $5,391 during the first quarter of 2018.
Liquidity and Risk Management
The adequacy of our cash resources depends on the outcome of certain business conditions including the cost of our FT218 clinical development plan, our cost structure, our hospital products revenue projections and other factors set forth in “Risk Factors” within Part I, Item 1A of the 2018 Form 10-K and within Part II, Item 1A of this quarterly report on Form 10-Q. To grow and invest in our business, we will need to commit substantial resources, which could result in future losses or otherwise limit our opportunities or affect our ability to operate our business. Our assumptions concerning the outcome of certain business conditions may prove to be wrong or other factors may adversely affect our business, and as a result we could exhaust or significantly decrease our available cash and marketable securities balances which could, among other things, force us to raise additional funds and/or force us to reduce our expenses, either of which could have a material adverse effect on our business. If available to us raising additional capital may be accomplished through one or more public or private debt or equity financings, collaborations or partnering arrangements. Any equity financing would be dilutive to our shareholders.
Borrowings
In February 2018, we issued the 2023 Notes. We received net proceeds of approximately $137,560 from the sale of the 2023 Notes, after deducting fees and expenses of $6,190.

Share Repurchase Programs
The Company fully completed its authorized share buyback program during the year ended December 31, 2018.

Other Matters
Litigation
The Company is subject to potential liabilities generally incidental to our business arising out of present and future lawsuits and claims related to product liability, personal injury, contract, commercial, intellectual property, tax, employment, compliance and other matters that arise in the ordinary course of business. The Company accrues for potential liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. At March 31, 2019 and December 31, 2018, there were no contingent liabilities with respect to any litigation, arbitration or administrative or other proceeding that are reasonably likely to have a material adverse effect on the Company’s unaudited condensed consolidated financial position, results of operations, cash flows or liquidity.
Litigation Related to Noctiva

Note 3: Subsidiary Bankruptcy and Deconsolidation briefly describes the Chapter 11 bankruptcy case which our subsidiary Specialty Pharma commenced on February 6, 2019, and which on April 26, 2019 resulted in the bankruptcy court-approved sale of all of Specialty Pharma’s intangible assets and inventory to an unaffiliated third party. As a result of such sale, Specialty Pharma has completed its divestment of the assets of the Noctiva business. During the pendency of the bankruptcy case, all pending litigation against Specialty Pharma is automatically stayed and any new litigation against Specialty Pharma is precluded unless the bankruptcy court orders otherwise. Below are descriptions of a litigation to which Specialty Pharma is a party and a contract dispute involving Specialty Pharma, both of which matters are subject to the automatic stay during the bankruptcy case.
Ferring Litigation. Some of the patents covering the NoctivaTM product (the “Noctiva Patents”) are the subject of litigation initiated by Ferring Pharmaceuticals Inc. and two of its foreign affiliates, who manufacture a competing product known as Nocdurna.

Nocdurna was approved by the FDA in June 2018 and commercially launched in the U.S. in November 2018.  In this litigation, Ferring seeks to invalidate and disputes the inventorship of the Noctiva Patents, seeks damages for various alleged breaches of contractual and common law duties, and seeks damages for alleged infringement by NoctivaTM of Ferring’s “Nocdurna” trademark.  Specialty Pharma and certain other parties including Serenity Pharmaceuticals, LLC (“Serenity”) (the licensor of the Noctiva Patents) have defended this litigation, and have made counterclaims against Ferring, including for infringement of the Noctiva Patents and a declaratory judgment of noninfringement with respect to Ferring’s “Nocdurna” trademark. The court dismissed Ferring’s inventorship claim and its claims for alleged breaches of contractual and common law duties, although these dismissals may be appealed by Ferring.  On February 15, 2019, Specialty Pharma and its co-defendants moved to stay the litigation pending completion of the bankruptcy proceeding of Specialty Pharma.

Contract Dispute. On January 21, 2019, Serenity gave notice to Specialty Pharma of an alleged breach of the parties’ Noctiva license agreement. Serenity alleges that Specialty Pharma breached its contractual obligation to devote commercially reasonable efforts to the commercialization of Noctiva and seeks unspecified damages. On January 27, 2019, Specialty Pharma notified Serenity of a claim for $1.7 million in damages as a result of Serenity’s breach of its contractual obligation to pay the costs of the Ferring Litigation. Serenity’s notice to Specialty Pharma invoked the dispute resolution provisions of the Noctiva license agreement, which culminate in arbitration, but neither party has yet initiated an arbitration proceeding or filed suit.

Material Commitments
Due to the Chapter 11 bankruptcy case of Specialty Pharma, discussed in Note 3: Subsidiary Bankruptcy and Deconsolidation, the Company’s various commitments to purchase finished product from customers has changed from what was included in Part II, Item 8 of the Company’s 2018 Annual Report on Form 10-K. As of March 31, 2019, commitments for these arrangements, at maximum quantities and at contractual prices over the remaining life of the contract, and excluding any waived commitments, are as follows for the years ended December 31:

Purchase Commitments:	Balance

2019	$7,194
2020	1,320
2021	1,320
2022	1,320
2023	220
Thereafter	—
Total	$11,374

Other than commitments disclosed in Note 15: Contingent Liabilities and Commitments to the Company’s audited consolidated financial statements included in Part II, Item 8 of the Company’s 2018 Annual Report on Form 10-K, there were no other material commitments outside of the normal course of business. Material commitments in the normal course of business include long-term debt and post-retirement benefit plan obligations which are disclosed in Note 10: Long-Term Debt and Note 13: Post-Retirement Benefit Plans, respectively, to the Company’s consolidated financial statements included in Part II, Item 8 of the Company’s 2018 Annual Report on Form 10-K and long-term contingent consideration payable as disclosed in Note 10: Long-Term Related Party Payable, to the Company’s unaudited condensed consolidated financial statements included in Part I, Item 1 of this report.
Contractual Obligations
Disclosures regarding contractual obligations are included in Part II, Item 7 of the Company’s 2018 Annual Report on Form 10-K and updated in Note 10: Long-Term Related Party Payable to the Company’s unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report.

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
ITEM 4.     CONTROLS AND PROCEDURES.
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2019, the end of the period covered by this quarterly report on Form 10-Q.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on their evaluation, as of the end of the period covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of March 31, 2019.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or 15d-15 that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
The information contained in Note 19: Commitments and Contingencies  to the Company’s unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report is incorporated by reference herein.
ITEM 1A.    RISK FACTORS.
There have been no material changes in our risk factors from those previously disclosed in the Company’s 2018 Annual Report.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
The Company fully completed its authorized share buyback program during the year ended December 31, 2018.

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

AVADEL PHARMACEUTICALS PLC
(Registrant)

Date: May 8, 2019	By:	/s/ Michael F. Kanan
Michael F. Kanan
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)