Form 10-Q
period 2019-06-30
AVADEL PHARMACEUTICALS PLC
filed 2019-08-09
CIK 1012477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

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

At August 6, 2019, 37,450,300 ordinary shares, nominal value $0.01 each, of the Company were outstanding.

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

Our forward-looking statements are based on estimates and assumptions that are made within the bounds of our knowledge of our business and operations and that we consider reasonable. However, our business and operations are subject to significant risks and as a result there can be no assurance that actual results of our research, development and commercialization activities and the results of our business and operations will not differ materially from the results contemplated in such forward-looking statements.  Factors that could cause actual results to differ from expectations in our forward-looking statements include:

(a) risks relating to our recent net losses and restructuring plan, including risks relating to the following:

•	due to a decrease in our available liquid assets, our business strategy has been refocused and is now substantially dependent upon a single product, FT218;

•	our recent restructuring plan may not be as effective as we anticipate and may have unintended negative impacts;

•	further restructuring actions, if needed, may require third-party consents (including consents under the indenture governing our convertible debt) and such consents may not be granted;

•	the Chapter 11 bankruptcy filing by our subsidiary Avadel Specialty Pharmaceuticals LLC may have unexpected adverse results; and

•
Patient enrollment for our FT 218 clinical trial is not expected to be complete until the second half of 2020. As a result, we do not expect to submit an application for FDA approval of FT218 until sometime during 2021. Our financial resources are currently anticipated to be sufficient to finance our operations into 2021. Accordingly, it may be necessary for us to seek additional financial resources to continue our operations, and such financial resources may not be available to us on reasonable terms, or at all.

(b) risks relating to the following:

•
our three products Bloxiverz®, Vazculep® and Akovaz®, which are not patent protected, and have a small number of customers, currently produce substantially all of our revenues, and could face further competition resulting in a further loss of market share and/or forcing us to further reduce our prices for those products;

•
our current “unapproved marketed drug” (UMD) product candidate, AV001, could fail to achieve FDA approval; or we could fail to develop future potential UMD product candidates, or competitors could develop such products and market such products with FDA approval before us;

•
we could experience failure or further delay in completing the Phase III clinical trial for FT218, and if the FDA ultimately approves such product, the approval may not include any period of market exclusivity;

•
we may not have sufficient cash or the ability to raise sufficient cash to service our $143.75 million Exchangeable Senior Notes due 2023, including cash necessary to repay such Notes at maturity, to settle exchanges of such Notes in cash or to repurchase such Notes as required following a “fundamental change” event described in the indenture governing such Notes;

•	we depend on one or a limited number of third parties to manufacture certain of our products and to provide certain raw materials used in our products;

•	our competitors may develop and market technologies or products that are more effective or safer than ours, or obtain regulatory approval and market such technologies or products before we do;

•	we face challenges in protecting intellectual property underlying our products and drug delivery technologies; and

•	we depend on key personnel to execute our business plan.

(c) the other risks and uncertainties described in the “Risk Factors” section of Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 which we filed with the Securities and Exchange Commission on March 15, 2019.

Forward-looking statements speak only as of the date they are made and are not guarantees of future performance. Accordingly, you should not place undue reliance on forward-looking statements. We do not undertake any obligation to publicly update or revise the forward-looking statements contained in this Quarterly Report.

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
AVADEL PHARMACEUTICALS PLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenues:
Product sales	$17,554	$29,116	$33,991	$62,277
License revenue	—	114	—	246
Total revenues	17,554	29,230	33,991	62,523
Operating expenses:
Cost of products	3,622	3,512	6,888	10,104
Research and development expenses	10,292	11,890	17,621	21,841
Selling, general and administrative expenses	6,758	27,843	17,204	52,330
Intangible asset amortization	204	1,609	405	3,376
Changes in fair value of related party contingent consideration	(377)	(12,889)	1,757	(9,921)
Restructuring costs	1,506	50	2,734	203
Total operating expenses	22,005	32,015	46,609	77,933
Operating loss	(4,451)	(2,785)	(12,618)	(15,410)
Investment and other income, net	950	583	1,767	637
Interest expense	(3,106)	(2,980)	(6,168)	(4,577)
Loss on deconsolidation of subsidiary	(167)	—	(2,840)	—
Other (expense) income - changes in fair value of related party payable	(50)	1,402	(357)	1,007
Loss before income taxes	(6,824)	(3,780)	(20,216)	(18,343)
Income tax provision (benefit)	1,781	(342)	1,407	(2,669)
Net loss	$(8,605)	$(3,438)	$(21,623)	$(15,674)

Net loss per share - basic	$(0.23)	$(0.09)	$(0.58)	$(0.42)
Net loss per share - diluted	(0.23)	(0.09)	(0.58)	(0.42)

Weighted average number of shares outstanding - basic	37,356	36,772	37,355	37,666
Weighted average number of shares outstanding - diluted	37,356	36,772	37,355	37,666

See accompanying notes to unaudited condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net loss	$(8,605)	$(3,438)	$(21,623)	$(15,674)
Other comprehensive (loss) income, net of tax:
Foreign currency translation gain (loss)	62	(482)	(99)	(233)
Net other comprehensive income (loss), net of ($23), ($11), ($41) and ($70) tax, respectively	293	78	667	(160)
Total other comprehensive income (loss), net of tax	355	(404)	568	(393)
Total comprehensive loss	$(8,250)	$(3,842)	$(21,055)	$(16,067)

See accompanying notes to unaudited condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,111	$9,325
Marketable securities	62,151	90,590
Accounts receivable	10,172	11,330
Inventories	2,601	4,770
Prepaid expenses and other current assets	5,165	8,836
Total current assets	97,200	124,851
Property and equipment, net	934	1,911
Operating lease right-of-use assets	5,454	—
Goodwill	18,491	18,491
Intangible assets, net	1,224	1,629
Research and development tax credit receivable	7,833	7,272
Other non-current assets	34,573	36,146
Total assets	$165,709	$190,300

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current portion of long-term debt	$105	$106
Current portion of long-term related party payable	8,264	9,439
Current portion of operating lease liability	999	—
Accounts payable	4,798	3,503
Accrued expenses	15,737	21,695
Other current liabilities	3,677	3,640
Total current liabilities	33,580	38,383
Long-term debt, less current portion	118,631	115,734
Long-term related party payable, less current portion	15,983	19,401
Long-term operating lease liability	3,617	—
Other non-current liabilities	11,675	14,002
Total liabilities	183,486	187,520

Shareholders’ (deficit) equity:
Preferred shares, nominal value of $0.01 per share; 50,000 shares authorized; none issued or outstanding at June 30, 2019 and December 31, 2018, respectively	—	—
Ordinary shares, nominal value of $0.01 per share; 500,000 shares authorized; 42,763 issued and 37,356 outstanding at June 30, 2019 and 42,720 issued and 37,313 outstanding at December 31, 2018	427	427
Treasury shares, at cost, 5,407 shares held at June 30, 2019 and December 31, 2018, respectively	(49,998)	(49,998)
Additional paid-in capital	434,254	433,756
Accumulated deficit	(379,612)	(357,989)
Accumulated other comprehensive loss	(22,848)	(23,416)
Total shareholders’ (deficit) equity	(17,777)	2,780
Total liabilities and shareholders’ (deficit) equity	$165,709	$190,300
 See accompanying notes to unaudited condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY
(In thousands)
(Unaudited)

Six Months Ended June 30, 2019

	Ordinary shares		Additional	Accumulated	Accumulated other comprehensive	Treasury Shares		Total shareholders’
	Shares	Amount	paid-in capital	deficit	(loss) income	Shares	Amount	(deficit) equity
Balance, December 31, 2018	42,720	$427	$433,756	$(357,989)	$(23,416)	5,407	$(49,998)	$2,780
Net loss	—	—	—	(13,018)	—	—	—	(13,018)
Other comprehensive income	—	—	—	—	213	—	—	213
Vesting of restricted shares	1	—	—	—	—	—	—	—
Employee share purchase plan share issuance	42	—	92	—	—	—	—	92
Stock-based compensation expense	—	—	351	—	—	—	—	351
Balance, March 31, 2019	42,763	$427	$434,199	$(371,007)	$(23,203)	5,407	$(49,998)	$(9,582)
Net loss	—	—	—	(8,605)	—	—	—	(8,605)
Other comprehensive income	—	—	—	—	355	—	—	355
Stock-based compensation expense	—	—	55	—	—	—	—	55
Balance, June 30, 2019	42,763	$427	$434,254	$(379,612)	$(22,848)	5,407	$(49,998)	$(17,777)

AVADEL PHARMACEUTICALS PLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY
(In thousands)
(Unaudited)

Six Months Ended June 30, 2018

	Ordinary shares		Additional	Accumulated	Accumulated other comprehensive	Treasury Shares		Total shareholders’
	Shares	Amount	paid-in capital	deficit	(loss) income	Shares	Amount	equity
Balance, December 31, 2017	41,463	$414	$393,478	$(262,685)	$(23,266)	2,117	$(22,361)	$85,580
Net loss	—	—	—	(12,236)	—	—	—	(12,236)
Other comprehensive income	—	—	—	—	(404)	—	—	(404)
Exercise of warrants	603	6	2,905	—	—	—	—	2,911
Expiration of warrants	—	—	2,167	—	—	—	—	2,167
Stock-based compensation expense	—	—	2,134	—	—	—	—	2,134
Equity component of 2023 Notes	—	—	26,699	—	—	—	—	26,699
Share repurchases	—	—	—	—	—	2,307	(20,212)	(20,212)
Balance, March 31, 2018	42,066	$420	$427,383	$(274,921)	$(23,670)	4,424	$(42,573)	$86,639
Net loss	—	—	—	(3,438)	—	—	—	(3,438)
Other comprehensive income	—	—	—	—	11	—	—	11
Exercise of stock options	82	1	534	—	—	—	—	535
Stock-based compensation expense	—	—	2,224	—	—	—	—	2,224
Share repurchases	—	—	—	—	—	983	(7,425)	(7,425)
Balance, June 30, 2018	42,148	$421	$430,141	$(278,359)	$(23,659)	5,407	$(49,998)	$78,546

AVADEL PHARMACEUTICALS PLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(21,623)	$(15,674)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,064	3,810
Loss on disposal of property and equipment	478	—
Amortization of premiums on marketable securities	17	1,693
Remeasurement of related party acquisition-related contingent consideration	1,757	(9,921)
Remeasurement of related party financing-related contingent consideration	357	(1,007)
Amortization of debt discount and debt issuance costs	2,918	2,019
Change in deferred tax and income tax deferred charge	1,900	(3,247)
Stock-based compensation expense	406	4,358
Loss on deconsolidation of subsidiary	1,750	—
Other adjustments	(1,012)	91
Net changes in assets and liabilities
Accounts receivable	579	(157)
Inventories	2,124	(242)
Prepaid expenses and other current assets	(1,829)	1,587
Research and development tax credit receivable	(593)	(1,003)
Accounts payable & other current liabilities	3,127	5,206
Accrued expenses	(3,737)	(9,831)
Earn-out payments for related party contingent consideration in excess of acquisition-date fair value	(5,790)	(11,113)
Royalty payments for related party payable in excess of original fair value	(917)	(1,618)
Other assets and liabilities	(3,629)	(2,893)
Net cash used in operating activities	(22,653)	(37,942)

Cash flows from investing activities:
Purchases of property and equipment	(29)	(99)
Proceeds from the disposal of property and equipment	154	—
Purchase of intangible asset	—	(20,000)
Proceeds from sales of marketable securities	52,202	253,525
Purchases of marketable securities	(21,991)	(312,638)
Net cash provided by (used in) investing activities	30,336	(79,212)

Cash flows from financing activities:
Earn-out payments for related party contingent consideration	—	(645)
Proceeds from debt issuance	—	143,750
Payments for debt issuance costs	—	(5,760)
Share repurchases	—	(27,637)
Proceeds from issuance of ordinary shares and warrants	92	3,446
Other financing activities, net	(37)	6
Net cash provided by financing activities	55	113,160

Effect of foreign currency exchange rate changes on cash and cash equivalents	48	(93)

Net change in cash and cash equivalents	7,786	(4,087)
Cash and cash equivalents at January 1,	9,325	16,564
Cash and cash equivalents at June 30,	$17,111	$12,477

Supplemental disclosures of cash flow information:
Interest paid	$3,234	$394
Income taxes paid	$140	$409

See accompanying notes to unaudited condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

NOTE 1: Summary of Significant Accounting Policies
Nature of Operations.  Avadel Pharmaceuticals plc (Nasdaq: AVDL) (“Avadel,” the “Company,” “we,” “our,” or “us”) is a branded specialty pharmaceutical company.  Our primary focus is on the development and potential U.S. Food and Drug Administration (“FDA”) approval for FT218 which is in a Phase 3 clinical trial for the treatment of narcolepsy patients suffering from excessive daytime sleepiness (EDS) and cataplexy.  In addition, we market three sterile injectable drugs used in the hospital setting which were developed under our “unapproved marketed drug” (UMD) program.  The Company is headquartered in Dublin, Ireland with operations in St. Louis, Missouri and Lyon, France. For more information, please visit www.avadel.com.

Avadel is developing FT218, an investigational once-nightly formulation of sodium oxybate based on its propriety Micropump® drug delivery technology, for the treatment of EDS and cataplexy in patients suffering from narcolepsy. FT218 is currently being evaluated in a Phase 3 clinical trial called REST-ON. In addition, the Company submitted a new drug application (“NDA”) in March 2019 on a fourth sterile injectable drug used in the hospital setting (“UMD #4”), which, if approved, could contribute revenues to Avadel starting in 2020. In May 2019, the FDA accepted this NDA, AV001, with a Prescription Drug User Fee Act (PDUFA) target action date of December 15, 2019.

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

The Company is the successor to Flamel Technologies S.A., a French société anonyme (“Flamel”), as the result of the France-to-Ireland redomestication merger of Flamel with and into the Company completed on December 31, 2016 (the “Merger”). In the Merger, we changed our company name to Avadel Pharmaceuticals plc and our jurisdiction of organization to Ireland; we assumed all the assets and liabilities of Flamel; and we issued one Avadel ordinary share (either directly or in the form of an American Depositary Share (ADS)) in exchange for each formerly outstanding share of Flamel, all of which were canceled. Thus, an Avadel ordinary share held (either directly or represented by an ADS) immediately after the Merger continued to represent the same proportional interest in our equity owned by the holder of a share of Flamel immediately prior to the Merger. References in this Annual Report on Form 10-K to “Avadel,” the “Company,” “we,” “our,” “us,” and similar terms shall be deemed to be references to Flamel prior to the completion of the Merger, unless the context otherwise requires. Additional details about the Merger are set forth in Item 1 under the caption “The Reincorporation Merger” of the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2019.

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

Basis of Presentation. The unaudited condensed consolidated balance sheet as of June 30, 2019, which is derived from the prior year 2018 audited consolidated financial statements, and the interim unaudited condensed consolidated financial statements presented herein, have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP), the requirements of Form 10-Q and Article 10 of Regulation S-X and, consequently, do not include all information or footnotes required by U.S. GAAP for complete financial statements or all the disclosures normally made in an annual report on Form 10-K. Accordingly, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s 2018 Annual Report on Form 10-K filed with the SEC on March 15, 2019.
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
On February 6, 2019, the Company’s indirect wholly-owned subsidiary, Avadel Specialty Pharmaceuticals, LLC (“Specialty Pharma”), filed a voluntary petition for reorganization under Chapter 11 of the United States (“U.S.”) Code (the “Bankruptcy Code”). in the U.S. District Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”), Case No. 19-10248. Specialty Pharma is operating and managing its business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and order of the Bankruptcy Court. As a result of Specialty Pharma’s voluntary bankruptcy filing on February 6, 2019, we no longer controlled the operations of Specialty Pharma; therefore, we deconsolidated Specialty Pharma effective with the bankruptcy filing and the Company recorded its investment in Specialty Pharma under the cost method. See Note 3: Subsidiary Bankruptcy and Deconsolidation. Our results of operations for the period January 1, 2019 through February 6, 2019 include the results of Specialty Pharma prior to its February 6, 2019 voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code.
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

In order to deconsolidate Specialty Pharma, the carrying values of the assets and certain liabilities of Specialty Pharma were removed from our unaudited condensed consolidated balance sheet as of February 5, 2019, and we recorded our investment in Specialty Pharma at its estimated fair value of $0. As the estimated fair value of our investment in Specialty Pharma was lower than its net book value immediately prior to the deconsolidation, we recorded a non-cash charge of approximately $167 and 2,840 for the three and six months ended June 30, 2019, respectively, associated with the deconsolidation of Specialty Pharma. Subsequent to the deconsolidation of Specialty Pharma, we are accounting for our investment in Specialty Pharma using the cost method of accounting because Avadel does not exercise significant influence over the operations of Specialty Pharma due to the Chapter 11 filing.

On April 26, 2019, Specialty Pharma sold its intangible assets and remaining inventory to an unaffiliated third party in exchange for aggregate cash proceeds of approximately $250, pursuant to an order approving such sale which was issued by the Bankruptcy Court on April 15, 2019. As a result of such sale, Specialty Pharma has completed its divestment of the assets of the Noctiva business.

On July 2, 2019, Specialty Pharma was made aware of a $50,695 claim made by the Internal Revenue Service (IRS) as part of the bankruptcy claims process against Specialty Pharma. Specialty Pharma files its U.S. federal tax return as a member of the Company’s consolidated U.S. tax group. As such, the IRS claim was filed against Specialty Pharma in the bankruptcy proceedings due to IRS tax law requirements for joint and several liability of all members in a consolidated U.S. tax group. Both Specialty Pharma and the Company disagree with the merits of the IRS claim, and intend to defend their positions vigorously.

DIP Financing – Related Party Relationship

In connection with the bankruptcy filing, Specialty Pharma entered into a Debtor in Possession Credit and Security Agreement with Avadel US Holdings (“DIP Credit Agreement”) dated as of February 8, 2019, in an aggregate amount of up to $2,700, of which the funds are to be used by Specialty Pharma solely to fund operations through February 6, 2020. As of June 30, 2019, the Company had funded $407 under the DIP Credit Agreement. As the Company has assessed that it is unlikely that Specialty Pharma will pay back the loan to Avadel, the $407 has been recorded as part of the loss on deconsolidation of subsidiary within the unaudited condensed consolidated statements of loss. At June 30, 2019 the fair value of the remaining commitment under the DIP Credit Agreement is not material.

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

Product Returns

Consistent with industry practice, the Company maintains a returns policy, that generally offers customers a right of return for product that has been purchased from the Company. The Company estimates the amount of product returns and records this estimate as a reduction of revenue in the period the related product revenue is recognized. The Company currently estimates product return liabilities based on analysis of historical data for the product or comparable products, as well as future expectations for such products and other judgments and analysis.

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

There were no material deferred contract costs at June 30, 2019.

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

NOTE 5: Fair Value Measurement
The Company is required to measure certain assets and liabilities at fair value, either upon initial recognition or for subsequent accounting or reporting. For example, we use fair value extensively when accounting for and reporting certain financial instruments, when measuring certain contingent consideration liabilities and in the initial recognition of net assets acquired in a business combination. Fair value is estimated by applying the hierarchy described below, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement.

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
The following table summarizes the financial instruments measured at fair value on a recurring basis classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the accompanying unaudited condensed consolidated balance sheets:

	As of June 30, 2019			As of December 31, 2018
Fair Value Measurements:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Marketable securities (see Note 6)
Equity securities	$4,038	$—	$—	$9,145	$—	$—
Money market funds	47,033	—	—	52,996	—	—
Corporate bonds	—	3,664	—	—	6,339	—
Government securities - U.S.	—	5,234	—	—	12,701	—
Other fixed-income securities	—	2,182	—	—	9,409	—
Total assets	$51,071	$11,080	$—	$62,141	$28,449	$—

Related party payable (see Note 10)	$—	$—	$24,247	$—	$—	$28,840
Total liabilities	$—	$—	$24,247	$—	$—	$28,840
A review of fair value hierarchy classifications is conducted on a quarterly basis.  Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. During the periods ended June 30, 2019 and December 31, 2018, respectively, there were no transfers in and out of Level 1, 2, or 3. During the three month periods ended June 30, 2019 and 2018, respectively, we did not recognize any other-than-temporary impairment loss.
Some of the Company’s financial instruments, such as cash and cash equivalents, accounts receivable and accounts payable, are reflected in the balance sheet at carrying value, which approximates fair value due to their short-term nature.

Debt

We estimate the fair value of our $143,750 aggregate principal amount of 4.50% exchangeable senior notes due 2023 (the “2023 Notes”), a Level 2 input, based on interest rates that would be currently available to the Company for issuance of similar types of debt instruments with similar terms and remaining maturities or recent trading prices obtained from brokers. The estimated fair value of the 2023 Notes at June 30, 2019 is $60,914 compared to a book value of $118,625.

Additionally, the Company’s other debt is reflected in the balance sheet at carrying value. The fair value of these loans is impracticable to estimate as these represent non-interest bearing grants from the French government and are repayable only if the research project is technically or commercially successful.

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
The following tables show the Company’s available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category as of June 30, 2019 and December 31, 2018, respectively:

	June 30, 2019
Marketable Securities:	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value

Equity securities	$4,166	$—	$(128)	$4,038
Money market funds	46,314	719	—	47,033
Corporate bonds	3,611	54	(1)	3,664
Government securities - U.S.	5,122	114	(2)	5,234
Other fixed-income securities	2,154	29	(1)	2,182
Total	$61,367	$916	$(132)	$62,151

	December 31, 2018
Marketable Securities:	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value

Equity securities	$10,101	$—	$(956)	$9,145
Money market funds	52,733	316	(53)	52,996
Corporate bonds	6,411	7	(79)	6,339
Government securities - U.S.	12,714	66	(79)	12,701
Other fixed-income securities	9,400	22	(13)	9,409
Total	$91,359	$411	$(1,180)	$90,590

We determine realized gains or losses on the sale of marketable securities on a specific identification method. We reflect these gains and losses as a component of investment income in the accompanying unaudited condensed consolidated statements of loss.
We recognized gross realized gains of $174 and $22 for the three months ended June 30, 2019, and 2018, respectively. These realized gains were offset by realized losses of $0 and $194 for the three months ended June 30, 2019, and 2018, respectively. We recognized gross realized gains of $268 and $235 for the six months ended June 30, 2019, and 2018, respectively. These realized gains were offset by realized losses of $147 and $328 for the six months ended June 30, 2019 and 2018, respectively. We reflect these gains and losses as a component of investment income in the accompanying condensed consolidated statements of income (loss).
The following table summarizes the estimated fair value of our investments in marketable debt securities, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities as of June 30, 2019:

	Maturities
Marketable Debt Securities:	Less than 1 Year	1-5 Years	5-10 Years	Greater than 10 Years	Total

Corporate bonds	$735	$2,929	$—	$—	$3,664
Government securities - U.S.	—	4,798	—	436	5,234
Other fixed-income securities	426	1,756	—	—	2,182
Total	$1,161	$9,483	$—	$436	$11,080
The Company has classified our investment in available-for-sale marketable securities as current assets in the unaudited condensed consolidated balance sheets as the securities need to be available for use, if required, to fund current operations. There are no restrictions on the sale of any securities in our investment portfolio.

NOTE 7: Inventories
The principal categories of inventories, net reserves of $1,143 and $4,757 at June 30, 2019 and December 31, 2018, respectively, are comprised of the following:

Inventory:	June 30, 2019	December 31, 2018

Finished goods	$2,127	$4,270
Raw materials	474	500
Total	$2,601	$4,770

Total net reserves decreased by $3,614 during the six months ended June 30, 2019 driven largely by the deconsolidation of Specialty Pharma.

NOTE 8: Goodwill and Intangible Assets
The Company’s amortizable and unamortizable intangible assets at June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019			December 31, 2018
Goodwill and Intangible Assets:	Gross Value	Accumulated Amortization	Net Carrying Amount	Gross Value	Accumulated Amortization	Impairment	Net Carrying Amount

Amortizable intangible assets:
Acquired developed technology - Noctiva	$—	$—	$—	$73,111	$(7,024)	$(66,087)	$—
Acquired developed technology - Vazculep	12,061	(10,837)	1,224	12,061	(10,432)	—	1,629
Total amortizable intangible assets	$12,061	$(10,837)	$1,224	$85,172	$(17,456)	$(66,087)	$1,629

Unamortizable intangible assets:
Goodwill	$18,491	$—	$18,491	$18,491	$—	$—	$18,491
Total unamortizable intangible assets	$18,491	$—	$18,491	$18,491	$—	$—	$18,491

The Company recorded amortization expense related to amortizable intangible assets of $204 and $1,609 for the three months ended June 30, 2019 and 2018, respectively and $405 and $3,376 for the six months ended June 30, 2019 and 2018, respectively.
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

Amortizable intangible assets are amortized over their estimated useful lives, which generally range from three to fifteen years. Estimated amortization of intangible assets for the next five years is as follows:

Estimated Annual Amortization Expense:	Amount

2019	$815
2020	814
2021	—
2022	—
2023	—

NOTE 9: Leases

In February 2016, the FASB issued ASU 2016-02, “Leases” which supersedes ASC 840 “Leases” and creates a new topic, ASC 842 “Leases.” This update requires lessees to recognize on their balance sheet a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months. On January 1, 2019, the Company adopted the ASU using the modified retrospective transition approach and elected the transition option to recognize the adjustment in the period of adoption rather than in the earliest period presented. As January 1, 2019, adoption of the new guidance resulted in the initial recognition of operating lease right-of-use assets of $5,046 and operating lease liabilities of $5,131. At June 30, 2019, the balances of the operating lease right-of-use asset and total operating lease liability are $5,454 and $4,616, respectively, of which $999 of the operating lease liability is current.

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

The components of lease costs, which is included in selling, general and administrative expenses in the unaudited condensed consolidated statements of loss for the three and six months ended June 30 were as follows:

Lease cost:	Three months ended June 30, 2019	Six months ended June 30, 2019

Operating lease costs (1)	$394	$739
Sublease income (2)	61	105
Total lease cost	$333	$634

(1) Variable lease costs were immaterial for the three and six months ended June 30, 2019.
(2) Represents sublease income received for the vacated office facility in Charlotte, North Carolina, which was acquired with the FSC acquisition in February 2016. The lease and sublease agreements terminate in December 2020. The Company also vacated a portion of the office facility in St. Louis, Missouri during May 2019 and started receiving sublease income starting in May 2019. The lease agreement ends in April 2025 and the sublease agreement ends in May 2020 with a one year renewal option.

During the three and six months ended June 30, 2019, the Company reduced its operating lease liabilities by $394 and $704 for cash paid. In addition, during the six months ended June 30, 2019, new operating leases commenced resulting in the recognition of operating lease right-of-use assets and liabilities of $1,000 and $0, respectively, as the entire lease payment was paid on March 31, 2019. There were no new leases during the three months ended June 30, 2019. As of June 30, 2019, the Company is aware of one additional embedded lease that has not yet commenced and will not commence until the time of FDA approval of the product (if approved). Once FDA approval is given and the start date is determined, annual production suite fees of approximately $3,000 to $4,000 would commence and at that time, and an operating lease right-of-use asset and corresponding operating lease liability will be recorded.

As of June 30, 2019, our operating leases have a weighted-average remaining lease term of 5.0 years and a weighted-average discount rate of 5.3%. Nearly all of Avadel’s lease contracts do not provide a readily determinable implicit rate. For these contracts, Avadel’s estimated incremental borrowing rate is based on information available at the inception of the lease.

Maturities of the Company’s operating lease liabilities were as follows:

Maturities:	Operating Leases

Remaining six months of 2019	$603
2020	1,213
2021	1,003
2022	763
2023	692
Thereafter	958
Total lease payments	5,232
Less: interest	616
Present value of lease liabilities	$4,616

Under the prior lease guidance, minimum rental commitments for non-cancelable leases as of December 31, 2018 were:

Lease Commitment:	Operating Leases

2019	$1,191
2020	1,208
2021	1,008
2022	767
2023	695
Thereafter	967
Total minimum lease payments	$5,836

NOTE 10: Long-Term Related Party Payable
Long-term related party payable and related activity are reported at fair value and consist of the following at June 30, 2019 and December 31, 2018:

		Activity during the Six Months Ended June 30, 2019
			Changes in Fair Value of Related Party Payable
Long-Term Related Party Payable:	Balance, December 31, 2018	Payments to Related Parties	Operating Expense	Other Expense	Balance, June 30, 2019

Acquisition-related contingent consideration:
Earn-out payments - Éclat Pharmaceuticals (a)	$25,615	$(5,790)	$1,757	$—	$21,582
Financing-related:
Royalty agreement - Deerfield (b)	2,184	(621)	—	236	1,799
Royalty agreement - Broadfin (c)	1,041	(296)	—	121	866
Total related party payable	28,840	$(6,707)	$1,757	$357	24,247
Less: current portion	(9,439)				(8,264)
Total long-term related party payable	$19,401				$15,983

Long-term related party payable and related activity are reported at fair value and consist of the following at June 30, 2019 and March 31, 2019:

		Activity during the Three Months Ended June 30, 2019
			Changes in Fair Value of Related Party Payable
Long-Term Related Party Payable:	Balance, March 31, 2019	Payments to Related Parties	Operating Expense	Other Expense	Balance, June 30, 2019

Acquisition-related contingent consideration:
Earn-out payments - Éclat Pharmaceuticals (a)	$24,569	$(2,610)	$(377)	$—	$21,582
Financing-related:
Royalty agreement - Deerfield (b)	2,048	(277)	—	28	1,799
Royalty agreement - Broadfin (c)	976	(132)	—	22	866
Total related party payable	27,593	$(3,019)	$(377)	$50	24,247
Less: current portion	(9,391)				(8,264)
Total long-term related party payable	$18,202				$15,983
(a) In March 2012, the Company acquired all of the membership interests of Éclat from Breaking Stick Holdings, L.L.C. (“Breaking Stick”, formerly Éclat Holdings), an affiliate of Deerfield. Breaking Stick is majority owned by Deerfield, with a minority interest owned by the Company’s former CEO, and certain other current and former employees. As part of the consideration, the Company committed to provide quarterly earn-out payments equal to 20% of any gross profit generated by certain Éclat products. These payments will continue in perpetuity, to the extent gross profit of the related products also continue in perpetuity.

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

At June 30, 2019, the fair value of each related party payable listed in (a), (b) and (c) above was estimated using a discounted cash flow model based on estimated and projected annual net revenues or gross profit, as appropriate, of each of the specified Éclat products using an appropriate risk-adjusted discount rate of 15%. These fair value measurements are based on significant inputs not observable in the market and thus represent a level 3 measurement as defined in ASC 820. Subsequent changes in the fair value of the acquisition-related related party payables, resulting primarily from management’s revision of key assumptions, will be recorded in the unaudited condensed consolidated statements of loss in the line items entitled “Changes in fair value of related party contingent consideration” for items noted in (b) above and in “Other expense - changes in fair value of related party payable” for items (b) and (c) above. See Note 1: Summary of Significant Accounting Policies under the caption Acquisition-related Contingent Consideration and Financing-related Royalty Agreements in Part II, Item 8 of the Company’s 2018 Annual Report on Form 10-K for more information on key assumptions used to determine the fair value of these liabilities.
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

The following table summarizes changes to the related party payables, a recurring Level 3 measurement, for the six-month periods ended June 30, 2019 and 2018, respectively:

Related Party Payable Rollforward:	Balance

Balance, December 31, 2017	$98,925
Payments of related party payable	(13,376)
Fair value adjustments (1)	(10,928)
Expiration of warrants	(2,167)
Disposition of the pediatric assets	(20,337)
Balance, June 30, 2018	$52,117

Balance, December 31, 2018	$28,840
Payments of related party payable	(6,707)
Fair value adjustments (1)	2,114
Balance, June 30, 2019	$24,247
(1) Fair value adjustments are reported as changes in fair value of related party contingent consideration and other expense - changes in fair value of related party payable in the unaudited condensed consolidated statements of loss.

NOTE 11: Long-Term Debt
Long-term debt is summarized as follows:

	June 30, 2019	December 31, 2018
Principal amount of 4.50% exchangeable senior notes due 2023	$143,750	$143,750
Less: debt discount and issuance costs, net	(25,125)	(28,059)
Net carrying amount of liability component	118,625	115,691
Other debt	111	149
Subtotal	118,736	115,840
Less: current maturities	(105)	(106)
Long-term debt	$118,631	$115,734

Equity component:
Equity component of exchangeable notes, net of issuance costs	$(26,699)	$(26,699)

NOTE 12: Income Taxes
The components of loss before income taxes are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Loss Before Income Taxes:	2019	2018	2019	2018

Ireland	$(12,089)	$(10,962)	$(22,323)	$(15,889)
United States	9,800	7,019	6,357	(2,816)
France	(4,535)	163	(4,250)	362
Total loss before income taxes	$(6,824)	$(3,780)	$(20,216)	$(18,343)

The items accounting for the difference between the income tax provision computed at the statutory rate and the Company’s effective tax rate are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Income Tax Rate Reconciliation:	2019	2018	2019	2018

Statutory tax rate	12.5%	12.5%	12.5%	12.5%
International tax rates differential	10.6%	(1.5)%	6.9%	6.8%
Change in valuation allowance	(52.9)%	(39.4)%	(25.4)%	(11.9)%
Change in fair value of nondeductible contingent consideration	1.6%	67.6%	(1.5)%	10.9%
Nondeductible stock-based compensation	—%	(4.7)%	(0.2)%	(1.8)%
Unrecognized tax benefits	(2.5)%	(7.6)%	(1.4)%	(2.8)%
State and local income taxes, net of federal	(0.4)%	1.0%	(0.1)%	0.3%
Nondeductible interest expense	(3.7)%	—%	(2.0)%	—%
Other	8.7%	(18.9)%	4.4%	0.5%
Effective income tax rate	(26.1)%	9.0%	(6.8)%	14.5%

Income tax benefit - at statutory tax rate	$(853)	$(473)	$(2,526)	$(2,293)
International tax rates differential	(723)	57	(1,391)	(1,241)
Change in valuation allowance	3,609	1,491	5,129	2,181
Change in fair value of nondeductible contingent consideration	(110)	(2,556)	303	(2,005)
Nondeductible stock-based compensation	(2)	176	49	336
Unrecognized tax benefits	168	288	292	508
State and local income taxes, net of federal	25	(38)	27	(57)
Nondeductible interest expense	253	—	410	—
Other	(586)	713	(886)	(98)
Income tax provision (benefit) - at effective income tax rate	$1,781	$(342)	$1,407	$(2,669)

The income tax provision was $1,781 for the three months ended June 30, 2019 and a benefit of $342 for the three months ended June 30, 2018. The increase in the income tax provision for the three months ended June 30, 2019 is primarily the result of a decrease in the amount of nontaxable gain from the revaluation of contingent consideration and an increase in the amount of valuation allowances recorded on foreign income tax losses.

The income tax provision was $1,407 for the six months ended June 30, 2019 and a benefit of $2,669 for the six months ended June 30, 2018. The increase in the income tax provision for the six months ended June 30, 2019 is primarily the result of a decrease the amount of nontaxable gain from the revaluation of contingent consideration and an increase in the amount of valuation allowances recorded on foreign income tax losses.

The IRS commenced an examination of the Company's U.S. income tax returns for 2016 and 2017 during the second quarter 2019.

NOTE 13: Other Assets and Liabilities
Various other assets and liabilities are summarized as follows:

Prepaid Expenses and Other Current Assets:	June 30, 2019	December 31, 2018

Valued-added tax recoverable	$671	$1,378
Prepaid and other expenses	2,594	2,145
Guarantee from Armistice (see Note 14)	551	534
Income tax receivable	997	921
Research and development tax credit receivable	270	283
Short-term deposit	—	3,350
Other	82	225
Total	$5,165	$8,836

Other Non-Current Assets:	June 30, 2019	December 31, 2018

Deferred tax assets, net	$21,072	$23,029
Long-term deposits	1,477	1,477
Guarantee from Armistice (see Note 14)	5,413	5,697
Right of use assets at contract manufacturing organizations	6,561	5,894
Other	50	49
Total	$34,573	$36,146

Accrued Expenses	June 30, 2019	December 31, 2018

Accrued compensation	$1,946	$3,971
Accrued social charges	789	1,009
Accrued restructuring (see Note 15)	1,441	879
Customer allowances	6,279	6,541
Accrued contract research organization charges	1,815	1,000
Accrued contract manufacturing organization costs	1,591	2,028
Accrued contract sales organization and marketing costs	—	3,469
Other	1,876	2,798
Total	$15,737	$21,695

Other Non-Current Liabilities:	June 30, 2019	December 31, 2018

Provision for retirement indemnity	$—	$1,024
Customer allowances	867	1,352
Unrecognized tax benefits	5,315	5,315
Guarantee to Deerfield (see Note 14)	5,432	5,717
Other	61	594
Total	$11,675	$14,002

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

Deerfield Guarantee

In connection with the closing under the Purchase Agreement, the Company and Holdings provided their guarantee (the “Deerfield Guarantee”) in favor of Deerfield. Under the Deerfield Guarantee, the Company and Holdings guaranteed to Deerfield the payment by Cerecor of the Assumed Obligations under the Membership Interest Purchase Agreement between the Company and Deerfield dated February 5, 2016. The Assumed Obligations include (i) a quarterly payment of $263 beginning in July 2018 and ending in October 2020, amounting to an aggregate payment obligation of $2,625; (ii) a payment in January 2021 of $15,263; and (iii) a quarterly royalty payment of 15% on net sales of the FSC products through February 6, 2026 (“FSC Product Royalties”), in an aggregate amount of up to approximately $10,300. In addition, under the Deerfield Guarantee, the Company and Holdings guaranteed that Deerfield would receive certain minimum annual FSC Product Royalties through February 6, 2026 (the “Minimum Royalties”). Given the Company’s explicit guarantee to Deerfield, the Company recorded the guarantee in accordance with ASC 460. A valuation was performed, which was based largely on an analysis of the potential timing of each possible cash outflow described above and the likelihood of Cerecor’s default on such payments assuming an S&P credit rating of CCC+. The result of this valuation identified a guarantee liability of $6,643. This liability is being amortized proportionately based on undiscounted cash outflows through the remainder of the contract with Deerfield. At June 30, 2019, the carrying value of this liability was $5,985.

Armistice Guarantee

In connection with the closing under the Purchase Agreement, Armistice Capital Master Fund, Ltd., the then majority shareholder of Cerecor, guaranteed to Holdings the payment by Cerecor of the Assumed Obligations, including the Minimum Royalties. A valuation of the guarantee asset was performed in accordance with ASC 460 and a guarantee asset of $6,620 was recorded. This asset is being amortized proportionately based on undiscounted cash outflows through the remainder of the contract with Deerfield noted above. At June 30, 2019, the carrying value of this asset was $5,964.

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

NOTE 15: Restructuring Costs
2019 French Restructuring
During the second quarter of 2019, the Company initiated a plan to substantially reduce all of its workforce at its Vénissieux, France site (“2019 French Restructuring”). This reduction is an effort to align the Group’s cost structure with our ongoing and future planned projects. The reduction in workforce is projected to be substantially complete by the end of calendar year 2019, and to result in employee severance, benefits and other costs of up to approximately $3,500, which are likely to be recognized through December 31, 2019. Restructuring charges associated with this plan of $1,939 were recognized during the three and six months ended June 30, 2019. Included in the 2019 French Restructuring charges of $1,939 were charges for employee severance, benefits and other costs of $2,414, a charge of $525 related to fixed asset impairment, as well as a benefit of $1,000 related to the reversal of the French retirement indemnity obligation.
The following table sets forth activities for the Company’s cost reduction plan obligations for the three and six months ended June 30, 2019:

2019 French Restructuring Obligation:	2019

Balance of restructuring accrual at January 1,	$—
Charges for employee severance, benefits and other costs	2,414
Payments	(1,332)
Foreign currency impact	20
Balance of restructuring accrual at June 30,	$1,102
The 2019 French Restructuring liabilities of $1,078 and $24 are included in the unaudited condensed consolidated balance sheet in accrued expenses and accounts payable at June 30, 2019, respectively.

2019 Corporate Restructuring

During the first quarter of 2019, the Company announced a plan to reduce its Corporate workforce by more than 50% (“2019 Corporate Restructuring”). The reduction in workforce is primarily a result of the exit of Noctiva during the first quarter of 2019 (see Note 3: Subsidiary Bankruptcy and Deconsolidation), as well as an effort to better align the Company’s remaining cost structure at our U.S. and Ireland locations with our ongoing and future planned projects. The reduction in workforce is projected to be substantially complete by the end of calendar year 2019, and to result in employee severance, benefits and other costs of up to approximately $3,000, which are likely to be recognized through December 31, 2019. The restructuring benefit associated with this plan of $435 and restructuring charges of $963 were recognized during the three and six months ended June 30, 2019, respectively. Included in the 2019 Corporate Restructuring benefit of $435 for the three months ended June 30, 2019 were charges for employee severance, benefit and other costs of $541, as well as a benefit of $976 related to share based compensation forfeitures related to the employees affected by the global reduction in workforce. Included in the 2019 Corporate Restructuring charges of $963 for the six months ended June 30, 2019, were charges for employee severance, benefit and other costs of $2,359, as well as a benefit of $1,396 related to share based compensation forfeitures related to the employees affected by the global reduction in workforce.

The following table sets forth activities for the Company’s cost reduction plan obligations for the six months ended June 30, 2019:

2019 Corporate Restructuring Obligation:	2019

Balance of restructuring accrual at January 1,	$—
Charges for employee severance, benefits and other costs	2,359
Payments	(2,016)
Balance of restructuring accrual at June 30,	$343

2019 Corporate Restructuring liabilities of $343 are included in the unaudited condensed consolidated balance sheet in accrued expenses at June 30, 2019.
2017 French Restructuring
During the first quarter of 2017, the Company announced a plan to reduce its workforce at the Venissieux, France site by approximately 50% (“2017 French Restructuring”).  This reduction was an effort to align the Company’s cost structure with our ongoing and future planned projects. In July 2017, the Company completed negotiations with the works council for our French operations and received approval from the French Labor Commission (DIRECCTE) to implement the plan. The reduction was substantially complete at June 30, 2019. The 2017 French restructuring costs for the three months ended June 30, 2019 and 2018 were immaterial. The 2017 French Restructuring income of $168 and restructuring charges of $203 were recognized during the six months ended June 30, 2019 and 2018, respectively. The following table sets forth activities for the Company’s cost reduction plan obligations for the six months ended June 30, 2019 and 2018:

2017 French Restructuring Obligation:	2019	2018

Balance of restructuring accrual at January 1,	$879	$1,000
Charges for employee severance, benefits and other	(168)	203
Payments	(647)	(515)
Foreign currency impact	(8)	(55)
Balance of restructuring accrual at June 30,	$56	$633
The 2017 French Restructuring accrual is included in the unaudited condensed consolidated balance sheet in accrued expenses and other non-current liabilities at June 30, 2019 and 2018.

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

A reconciliation of basic and diluted net loss per share, together with the related shares outstanding in thousands is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Net Loss Per Share:	2019	2018	2019	2018

Net loss	$(8,605)	$(3,438)	$(21,623)	$(15,674)

Weighted average shares:
Basic shares	37,356	36,772	37,355	37,666
Effect of dilutive securities—employee and director equity awards outstanding and 2023 Notes	—	—	—	—
Diluted shares	37,356	36,772	37,355	37,666

Net loss per share - basic	$(0.23)	$(0.09)	$(0.58)	$(0.42)
Net loss per share - diluted	$(0.23)	$(0.09)	$(0.58)	$(0.42)

Potential common shares of 20,359 and 18,831 were excluded from the calculation of weighted average shares for the three months ended June 30, 2019 and 2018, respectively, because their effect was considered to be anti-dilutive. Potential common shares of 20,502 and 15,300 were excluded from the calculation of weighted average shares for the six months ended June 30, 2019 and 2018, respectively. For the three and six months ended June 30, 2019 and 2018, the effects of dilutive securities were entirely excluded from the calculation of net loss per share as a net loss was reported in this period.

NOTE 17: Comprehensive Loss
The following table shows the components of accumulated other comprehensive loss for the three and six months ended June 30, 2019 and 2018, respectively, net of tax effects:

	Three Months Ended June 30,		Six Months Ended June 30,
Accumulated Other Comprehensive Loss:	2019	2018	2019	2018

Foreign currency translation adjustment:
Beginning balance	$(23,782)	$(22,953)	$(23,621)	$(23,202)
Net other comprehensive (loss) income	62	(482)	(99)	(233)
Balance at June 30,	$(23,720)	$(23,435)	$(23,720)	$(23,435)

Unrealized gain (loss) on marketable securities, net
Beginning balance	$579	$(302)	$205	$(64)
Net other comprehensive income (loss), net of ($23), ($11), ($41) and ($70) tax, respectively	293	78	667	(160)
Balance at June 30,	$872	$(224)	$872	$(224)
Accumulated other comprehensive loss at June 30,	$(22,848)	$(23,659)	$(22,848)	$(23,659)

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

The following table presents a summary of total revenues by these products:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues by Product:	2019	2018	2019	2018

Bloxiverz	$2,358	$5,544	$4,926	$13,035
Vazculep	9,410	11,377	18,883	24,338
Akovaz	5,946	11,875	9,738	22,092
Other	(160)	320	444	2,812
Total product sales	17,554	29,116	33,991	62,277
License revenue	—	114	—	246
Total revenues	$17,554	$29,230	$33,991	$62,523

NOTE 19: Commitments and Contingencies
Litigation
The Company is subject to potential liabilities generally incidental to our business arising out of present and future lawsuits and claims related to product liability, personal injury, contract, commercial, intellectual property, tax, employment, compliance and other matters that arise in the ordinary course of business. The Company accrues for potential liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. At June 30, 2019 and December 31, 2018, there were no contingent liabilities with respect to any litigation, arbitration or administrative or other proceeding that are reasonably likely to have a material adverse effect on the Company’s unaudited condensed consolidated financial position, results of operations, cash flows or liquidity.

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

Ferring Litigation. Some of the patents covering the NoctivaTM product (the “Noctiva Patents”) are the subject of litigation initiated by Ferring Pharmaceuticals Inc. and two of its foreign affiliates, who manufacture a competing product known as Nocdurna.  Nocdurna was approved by the FDA in June 2018 and commercially launched in the U.S. in November 2018.  In this litigation, Ferring seeks to invalidate and disputes the inventorship of the Noctiva Patents, seeks damages for various alleged breaches of contractual and common law duties, and seeks damages for alleged infringement by NoctivaTM of Ferring’s “Nocdurna” trademark.  Specialty Pharma and certain other parties including Serenity Pharmaceuticals, LLC (“Serenity”) (the licensor of the Noctiva Patents) have defended this litigation, and have made counterclaims against Ferring, including for infringement of the Noctiva Patents and a declaratory judgment of noninfringement with respect to Ferring’s “Nocdurna” trademark. The court dismissed Ferring’s inventorship claim and its claims for alleged breaches of contractual and common law duties, although these dismissals may be appealed by Ferring.  On February 15, 2019, Specialty Pharma and its co-defendants moved to stay the litigation pending completion of the bankruptcy proceeding of Specialty Pharma. On May 15, 2019, that motion was denied due to an impending settlement of the litigation with respect to just Ferring and Specialty Pharma.

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

Material Commitments
Due to the Chapter 11 bankruptcy case of Specialty Pharma, the Company’s various commitments to purchase finished product from suppliers has changed from what was included in Part II, Item 8 of the Company’s 2018 Annual Report on Form 10-K. As of June 30, 2019, commitments for these arrangements, at maximum quantities and at contractual prices over the remaining life of the contract, and excluding any waived commitments, are as follows for the years ended December 31:

Purchase Commitments:	Balance

2019	$7,194
2020	1,320
2021	1,320
2022	1,320
2023	220
Thereafter	—
Total	$11,374

Other than commitments disclosed in Note 15: Contingent Liabilities and Commitments to the Company’s audited consolidated financial statements included in Part II, Item 8 of the Company’s 2018 Annual Report on Form 10-K, there were no other material commitments outside of the normal course of business. Material commitments in the normal course of business include long-term debt obligations which are disclosed in Note 10: Long-Term Debt, respectively, to the Company’s consolidated financial statements included in Part II, Item 8 of the Company’s 2018 Annual Report on Form 10-K and long-term contingent consideration payable as disclosed in Note 10: Long-Term Related Party Payable, to the Company’s unaudited condensed consolidated financial statements included in Part I, Item 1 of this report.
NOTE 20: Subsequent Events
Subsequent to June 30, 2019, the Company became aware of market conditions that could have a material impact on the estimated and projected annual net revenues and gross profit of certain hospital products that were used to estimate the total related party payable. The Company believes the effect of this change in estimate could reduce the total related party payable by approximately $3,000.

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
Overview
General Overview
Avadel Pharmaceuticals plc (Nasdaq: AVDL) (“Avadel,” the “Company,” “we,” “our,” or “us”) is a branded specialty pharmaceutical company.  Our primary focus is on the development and potential U.S. Food and Drug Administration (“FDA”) approval for FT218 which is in a Phase 3 clinical trial for the treatment of narcolepsy patients suffering from excessive daytime sleepiness (EDS) and cataplexy.  In addition, we market three sterile injectable drugs used in the hospital setting which were developed under our “unapproved marketed drug” (UMD) program.  The Company is headquartered in Dublin, Ireland with operations in St. Louis, Missouri and Lyon, France. For more information, please visit www.avadel.com.
Avadel is developing FT218, an investigational once-nightly formulation of sodium oxybate based on its propriety Micropump® drug delivery technology, for the treatment of EDS and cataplexy in patients suffering from narcolepsy. FT218 is currently being evaluated in a Phase 3 clinical trial called REST-ON. In addition, the Company submitted a new drug application (“NDA”) in March 2019 on a fourth sterile injectable drug used in the hospital setting (“UMD #4”), which, if approved, could contribute revenues to Avadel starting in 2020. In May 2019, the FDA accepted this NDA, AV001, with a Prescription Drug User Fee Act (PDUFA) target action date of December 15, 2019.
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
Business Strategies
Our primary business strategy is to focus on the development and potential FDA approval for FT218 which is in a Phase 3 clinical trial for the treatment of narcolepsy patients suffering from EDS and cataplexy. In addition, we will continue market and distribute our current approved hospital products portfolio, including seeking FDA approval for and the commercialization of our fourth UMD product. Additionally, we will continue to evaluate opportunities to expand our product portfolio. These strategies are described below in greater detail.
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

To date, due in part to narcolepsy being a rare disease with a small patient population with no significant geographic concentration, we have not completed patient enrollment for the FT218 clinical trial. Based on our best projections and the current clinical trial design we expect to complete enrollment in the second half of 2020. Recently, the Company hired an experienced clinical development expert as its chief medical officer who added experienced clinical operations and medical affairs staff. The clinical development and medical affairs team continues to execute the study to ensure completion of enrollment in the second half of 2020 while delivering high quality data.

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

Development of Micropump®-Based Products
Avadel’s Micropump® drug delivery technology presents product development opportunities, representing either “life cycle” opportunities, whereby additional intellectual property can be added to a pharmaceutical product to extend the commercial viability of a currently marketed product, or innovative formulation opportunities for new chemical entities (“NCEs”). FT218 is formulated using this technology. If approved by the FDA, this product may be commercialized either by Avadel and/or by partners via licensing/distribution agreements.
Unapproved Marketed Drug (“UMD”) Products
In 2006, the FDA issued its Marketed Unapproved Drugs - Compliance Policy Guide with the intention to incentivize pharmaceutical companies to pursue approvals for pharmaceutical products, many of which pre-date the establishment of the FDA. Although these products are not protected by patents or similar intellectual property, the FDA’s Compliance Policy Guide dictates that should FDA approve a new drug application for any such products via a 505(b)(2) process, the FDA will remove competing unapproved manufacturers until a generic application is approved. Avadel believes that over a thousand unapproved drugs are marketed in the United States today and, while many of these products are outdated therapies, we strategically evaluate those UMD products that are more commonly used as candidates for possible future FDA approval and marketing under our UMD program.
To date, Avadel has received FDA approvals for three UMD products which we currently market under the brand names Bloxiverz® (neostigmine methylsulfate injection), Vazculep® (phenylephrine hydrochloride injection) and Akovaz® (ephedrine sulfate injection).

Additional UMD Products. Avadel is developing and intends to seek FDA approval of a NDA for UMD #4, a sterile injectable product used in the hospital setting. The Company submitted an NDA in March 2019 on UMD #4, which, if approved, could contribute revenues to Avadel starting in 2020. In May 2019, the FDA has accepted the NDA for the Company’s fourth hospital product, AV001. It was granted Priority Review status by the FDA resulting in a six-month review period with an initial assigned PDUFA target date of September 15, 2019. On July 31, 2019, the Company received notification that the FDA has extended the PDUFA date to December 15, 2019. This extension relates to recent submissions the Company made in response to FDA requests for additional analytical information. The FDA determined that these submissions constitute a major amendment and will require additional time to review. This three-month extension will not likely impact the launch timeline, which is still anticipated for early 2020. In addition, Avadel continues to monitor and evaluate other UMDs with large existing markets and limited competition for feasibility of possible future NDAs. Avadel believes its strategy to create opportunities to commercialize UMD products in markets with a limited number of competitors may have a limited number of opportunities given the lack of patent protection from competition. Avadel believes this shorter-term strategy may provide us with near term revenue growth and provide cash flows that can be used to fund R&D and inorganic initiatives for other products.

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
The Company is the successor to Flamel Technologies S.A., a French société anonyme (“Flamel”), as the result of the France-to-Ireland redomestication merger of Flamel with and into the Company completed on December 31, 2016 (the “Merger”). In the Merger, we changed our company name to Avadel Pharmaceuticals plc and our jurisdiction of organization to Ireland; we assumed all the assets and liabilities of Flamel; and we issued one Avadel ordinary share (either directly or in the form of an American Depositary Share (ADS)) in exchange for each formerly outstanding share of Flamel, all of which were canceled. Thus, an Avadel ordinary share held (either directly or represented by an ADS) immediately after the Merger continued to represent the same proportional interest in our equity owned by the holder of a share of Flamel immediately prior to the Merger. References in this Annual Report on Form 10-K to “Avadel,” the “Company,” “we,” “our,” “us,” and similar terms shall be deemed to be references to Flamel prior to the completion of the Merger, unless the context otherwise requires. Additional details about the Merger are set forth in Item 1 under the caption “The Reincorporation Merger” of the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2019.
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

•
Net Loss from Operations in 2019: In part because we expect sales of our hospital products to significantly decline from 2018’s levels and we will incur substantial expenses to further the clinical development of FT218, we likely will incur a net loss in 2019 the amount of which is not known to us at this time.

Financial Highlights

Highlights of our consolidated results for the three and six months ended June 30, 2019 are as follows:

•
Revenue was $17,554 and $33,991 for the three and six months ended June 30, 2019, respectively, compared to $29,230 and $62,523 in the same periods last year, respectively. This year over year decrease was primarily the result of increased competition driving lower prices as noted above in our discussion of Key Business Trends and Highlights. We experienced price and unit volume declines across all our hospital products due to additional competition.

•
Operating loss was $4,451 and $12,618 for the three and six months ended June 30, 2019, respectively, compared to operating loss of $2,785 and $15,410 and for the same periods last year, respectively. The increase in operating loss for the three months ended June 30, 2019 was largely driven by lower gross margin of $11,786 and a lower gain on the change in fair value of related party contingent consideration of $12,512, partially offset by lower selling, general and administrative (SG&A) expenses of $21,085 driven by the exit of the Noctiva business in 2019 of approximately $18,100. The primary reasons for the decrease in operating loss for the six months ended June 30, 2019 were due to lower SG&A expense of $35,126, lower research and development expense of $4,220, partially offset by lower gross margin of $25,316 and expense related to the changes in fair value of related party contingent consideration of $11,678.

•
Net loss was $8,605 and $21,623 for the three and six months ended June 30, 2019, respectively, compared to net loss of $3,438 and $15,674 in the same periods last year, respectively. Included in the net loss during the six months ended June 30, 2019 was a loss on the deconsolidation of Avadel Specialty Pharmaceuticals, LLC (“Specialty Pharma”) of $2,840. As a result of Avadel Specialty Pharmaceuticals, LLC bankruptcy filing on February 6, 2019, the Company concluded that it no longer controls the operations of this subsidiary and accordingly deconsolidated this subsidiary.

•
Diluted net loss per share was $0.23 and $0.58 for the three and six months ended June 30, 2019, respectively, compared to diluted net loss per share of $0.09 and $0.42 in the same period last year, respectively.

•	Cash and marketable securities decreased $20,653 to $79,262 at June 30, 2019, from $99,915 at December 31, 2018. This decrease was largely driven from $22,653 use of cash in operations.

Critical Accounting Estimates
The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. To prepare these financial statements, management makes estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosures of contingent assets and liabilities. Actual results could be significantly different from these estimates.
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
Results of Operations
The following is a summary of our financial results (in thousands, except per share amounts) for the three months ended June 30, 2019 and 2018, respectively:

			Three Months Ended
	Three Months Ended June 30,		Increase / (Decrease)
			2019 vs. 2018
Comparative Statements of Loss	2019	2018	$	%

Product sales	$17,554	$29,116	$(11,562)	(39.7)%
License revenue	—	114	(114)	(100.0)%
Total revenues	17,554	29,230	(11,676)	(39.9)%
Operating expenses:
Cost of products	3,622	3,512	110	3.1%
Research and development expenses	10,292	11,890	(1,598)	(13.4)%
Selling, general and administrative expenses	6,758	27,843	(21,085)	(75.7)%
Intangible asset amortization	204	1,609	(1,405)	(87.3)%
Changes in fair value of related party contingent consideration	(377)	(12,889)	12,512	97.1%
Restructuring costs	1,506	50	1,456	2,912.0%
Total operating expenses	22,005	32,015	(10,010)	(31.3)%
Operating loss	(4,451)	(2,785)	(1,666)	(59.8)%
Investment and other income, net	950	583	367	63.0%
Interest expense	(3,106)	(2,980)	(126)	(4.2)%
Loss on deconsolidation of subsidiary	(167)	—	(167)	n/a
Other (expense) income - changes in fair value of related party payable	(50)	1,402	(1,452)	(103.6)%
Loss before income taxes	(6,824)	(3,780)	(3,044)	(80.5)%
Income tax provision (benefit)	1,781	(342)	2,123	620.8%
Net loss	$(8,605)	$(3,438)	$(5,167)	(150.3)%
Net loss per share - diluted	$(0.23)	$(0.09)	$(0.14)	(155.6)%

The following is a summary of our financial results (in thousands, except per share amounts) for the six months ended June 30, 2019 and 2018, respectively:

			Six Months Ended
	Six Months Ended June 30,		Increase / (Decrease)
			2019 vs. 2018
Comparative Statements of Loss	2019	2018	$	%

Product sales	$33,991	$62,277	$(28,286)	(45.4)%
License revenue	—	246	(246)	(100.0)%
Total revenues	33,991	62,523	(28,532)	(45.6)%
Operating expenses:
Cost of products	6,888	10,104	(3,216)	(31.8)%
Research and development expenses	17,621	21,841	(4,220)	(19.3)%
Selling, general and administrative expenses	17,204	52,330	(35,126)	(67.1)%
Intangible asset amortization	405	3,376	(2,971)	(88.0)%
Changes in fair value of related party contingent consideration	1,757	(9,921)	11,678	117.7%
Restructuring costs	2,734	203	2,531	1,246.8%
Total operating expenses	46,609	77,933	(31,324)	(40.2)%
Operating loss	(12,618)	(15,410)	2,792	18.1%
Investment and other income, net	1,767	637	1,130	177.4%
Interest expense	(6,168)	(4,577)	(1,591)	(34.8)%
Loss on deconsolidation of subsidiary	(2,840)	—	(2,840)	n/a
Other (expense) income - changes in fair value of related party payable	(357)	1,007	(1,364)	(135.5)%
Loss before income taxes	(20,216)	(18,343)	(1,873)	(10.2)%
Income tax provision (benefit)	1,407	(2,669)	4,076	152.7%
Net loss	$(21,623)	$(15,674)	$(5,949)	(38.0)%
Net loss per share - diluted	$(0.58)	$(0.42)	$(0.16)	(38.1)%
The revenues for each of the Company’s significant products for the three months ended June 30, 2019 and 2018 were as follows:

			Three Months Ended
	Three Months Ended June 30,		Increase / (Decrease)
			2019 vs. 2018
Revenues:	2019	2018	$	%

Bloxiverz	$2,358	$5,544	$(3,186)	(57.5)%
Vazculep	9,410	11,377	(1,967)	(17.3)%
Akovaz	5,946	11,875	(5,929)	(49.9)%
Other	(160)	320	(480)	(150.0)%
Product sales	17,554	29,116	(11,562)	(39.7)%
License revenue	—	114	(114)	(100.0)%
Total revenues	$17,554	$29,230	$(11,676)	(39.9)%

Total revenues were $17,554 for the three months ended June 30, 2019, compared to $29,230 for the same prior year period. Bloxiverz’s revenue declined $3,186 in the current quarter when compared to the same prior year period primarily due to lower net selling price and lower unit volumes sold driven largely by new competition which entered the market driving price and unit volumes lower. Vazculep’s revenue decreased $1,967 during the quarter when compared to the prior year period due primarily to lower net selling prices in the current period when compared to the same prior year period. Akovaz’s revenue declined $5,929 driven largely by lower net selling price due to new competition which entered the market driving lower prices.

The revenues for each of the Company’s significant products for the six months ended June 30, 2019 and 2018 were as follows:

			Six Months Ended
	Six Months Ended June 30,		Increase / (Decrease)
			2019 vs. 2018
Revenues:	2019	2018	$	%

Bloxiverz	$4,926	$13,035	$(8,109)	(62.2)%
Vazculep	18,883	24,338	(5,455)	(22.4)%
Akovaz	9,738	22,092	(12,354)	(55.9)%
Other	444	2,812	(2,368)	(84.2)%
Product sales	33,991	62,277	(28,286)	(45.4)%
License revenue	—	246	(246)	(100.0)%
Total revenues	$33,991	$62,523	$(28,532)	(45.6)%
Total revenues were $33,991 for the six months ended June 30, 2019, compared to $62,523 for the same prior year period. Bloxiverz’s revenue declined $8,109 when compared to the same period last year, primarily due to lower unit volumes and net selling prices driven largely by new competitors that entered the market. Vazculep’s revenue declined $5,455 compared to the same period last year, due primarily to lower unit volumes and net selling prices driven largely by new competitors that entered the market. Akovaz’s revenue declined $12,354 driven by lower unit volumes and net selling prices driven largely by new competitors that entered the market. The decrease in other revenues during the six months ended June 30, 2019 is driven by the deconsolidation of Specialty Pharma on February 6, 2019 as well as a reduction in revenue related to the February 2018 divestiture of the pediatric products.

			Three Months Ended
	Three Months Ended June 30,		Increase / (Decrease)
			2019 vs. 2018
Cost of Products:	2019	2018	$	%

Cost of products	$3,622	$3,512	$110	3.1%
Percentage of total revenues	20.6%	12.0%

Cost of products increased $110 or 3.1% during the three months ended June 30, 2019 compared to the same prior year period. As a percentage of total revenue, cost of products sold was higher than the prior year period due to lower net selling prices of the Company’s hospital products.

			Six Months Ended
	Six Months Ended June 30,		Increase / (Decrease)
			2019 vs. 2018
Cost of Products:	2019	2018	$	%

Cost of products	$6,888	$10,104	$(3,216)	(31.8)%
Percentage of total revenues	20.3%	16.2%
Cost of products decreased $3,216 or 31.8% during the six months ended June 30, 2019 compared to the same prior year period driven by lower sold units. As a percentage of total revenue, cost of products sold was higher than the prior year period primarily due to lower net selling prices of the Company’s hospital products.

			Three Months Ended
	Three Months Ended June 30,		Increase / (Decrease)
			2019 vs. 2018
Research and Development Expenses:	2019	2018	$	%

Research and development expenses	$10,292	$11,890	$(1,598)	(13.4)%
Percentage of total revenues	58.6%	40.7%

Research and development expenses decreased $1,598 or 13.4% during the three months ended June 30, 2019 as compared to the same period in 2018. This decline was a result of $0.7 million of lower spending associated with the exit of Noctiva and $0.8 million of cost reductions at the Company’s Lyon, France R&D center. The Company continues to invest a substantial portion of R&D in its FT218 development program.

			Six Months Ended
	Six Months Ended June 30,		Increase / (Decrease)
			2019 vs. 2018
Research and Development Expenses:	2019	2018	$	%

Research and development expenses	$17,621	$21,841	$(4,220)	(19.3)%
Percentage of total revenues	51.8%	34.9%
Research and development expenses decreased $4,220 or 19.3% during the six months ended June 30, 2019 as compared to the same period in 2018. This decline was a result of $2.0 million of lower spending associated with the exit of Noctiva and $2.2 million of cost reductions at the Company’s Lyon, France R&D center. The Company continues to invest a substantial portion of R&D in its FT218 development program.

			Three Months Ended
	Three Months Ended June 30,		Increase / (Decrease)
			2019 vs. 2018
Selling, General and Administrative Expenses:	2019	2018	$	%

Selling, general and administrative expenses	$6,758	$27,843	$(21,085)	(75.7)%
Percentage of total revenues	38.5%	95.3%

Selling, general and administrative expenses decreased $21,085 or 75.7% during the three months ended June 30, 2019 as compared to the same prior year period. This decrease was primarily due to a decrease of $18,100 of sales and marketing costs related to the exit of Noctiva during the current quarter when compared to the same period of the prior year. Also contributing to the decrease is lower other payroll and share-based compensation of $2,100 due to reduced headcount as a result of the 2019 Corporate and French restructuring plans.

			Six Months Ended
	Six Months Ended June 30,		Increase / (Decrease)
			2019 vs. 2018
Selling, General and Administrative Expenses:	2019	2018	$	%

Selling, general and administrative expenses	$17,204	$52,330	$(35,126)	(67.1)%
Percentage of total revenues	50.6%	83.7%
Selling, general and administrative expenses decreased $35,126 or 67.1% during the six months ended June 30, 2019 as compared to the same prior year period. This decrease was primarily due to a decrease of $24,200 of sales and marketing costs related to the exit of Noctiva during the first quarter 2019 as well as $2,700 of decreased costs due to the 2018 divestiture of the pediatric products. Also contributing to the decrease is lower other payroll and share-based compensation of $4,700 due to reduced headcount as a result of the 2019 Corporate and French restructuring plans.

			Three Months Ended
	Three Months Ended June 30,		Increase / (Decrease)
			2019 vs. 2018
Intangibles Asset Amortization:	2019	2018	$	%

Intangible asset amortization	$204	$1,609	$(1,405)	(87.3)%
Percentage of total revenues	1.2%	5.5%

Intangible asset amortization expense decreased $1,405 or 87.3% during the three months ended June 30, 2019 driven by the impairment of the intangible asset related to Noctiva at December 31, 2018.

			Six Months Ended
	Six Months Ended June 30,		Increase / (Decrease)
			2019 vs. 2018
Intangibles Asset Amortization:	2019	2018	$	%

Intangible asset amortization	$405	$3,376	$(2,971)	(88.0)%
Percentage of total revenues	1.2%	5.4%
Intangible asset amortization expense decreased $2,971 or 88.0% during the six months ended June 30, 2019 driven by the impairment of the intangible asset related to Noctiva at December 31, 2018.

			Three Months Ended
	Three Months Ended June 30,		Increase / (Decrease)
			2019 vs. 2018
Changes in Fair Value of Related Party Contingent Consideration:	2019	2018	$	%

Changes in fair value of related party contingent consideration	$(377)	$(12,889)	$12,512	97.1%
Percentage of total revenues	(2.1)%	(44.1)%

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

As a result of changes in the underlying assumptions used to determine the estimated fair values of our acquisition-related contingent consideration earn-out payments - Éclat, we recorded gains of $377 and $12,889 and lowered the fair value of the acquisition-related contingent consideration earn-out payments - Éclat for the three months ended June 30, 2019 and 2018, respectively. As noted in our critical accounting estimates included in the 2018 Form 10-K, there are numerous assumptions and estimates we use when determining the fair value of the acquisition-related earn-out payments - Éclat. These assumptions include estimates of pricing, market size, the market share the related products are forecast to achieve, the cost of goods related to such products and an appropriate discount rate to use when present valuing the related cash flows.

For the three months ended June 30, 2019, as a result of changes to these estimates when compared to the same estimates at March 31, 2019, we recorded an decrease in the fair value of our contingent consideration liabilities due to changes in certain underlying market conditions of the acquisition-related contingent consideration earn-out payments - Éclat.

For the three months ended June 30, 2018, as a result of changes to these estimates when compared to the same estimates at March 31, 2018, we recorded a decrease in the fair value of our contingent consideration liabilities, largely due to changes in certain underlying market conditions of the acquisition-related contingent consideration earn-out payments - Éclat.

			Six Months Ended
	Six Months Ended June 30,		Increase / (Decrease)
			2019 vs. 2018
Changes in Fair Value of Related Party Contingent Consideration:	2019	2018	$	%

Changes in fair value of related party contingent consideration	$1,757	$(9,921)	$11,678	117.7%
Percentage of total revenues	5.2%	(15.9)%

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

As a result of changes in the underlying assumptions used to determine the estimated fair values of our acquisition-related contingent consideration earn-out payments - Éclat, we recorded an expense of $1,757 and a gain of $9,921 and increased/lowered the fair value of the acquisition-related contingent consideration earn-out payments - Éclat for the six months ended June 30, 2019 and 2018, respectively. As noted in our critical accounting estimates included in the 2018 Form 10-K, there are numerous assumptions and estimates we use when determining the fair value of the acquisition-related earn-out payments - Éclat. These assumptions include estimates of pricing, market size, the market share the related products are forecast to achieve, the cost of goods related to such products and an appropriate discount rate to use when present valuing the related cash flows.

For the six months ended June 30, 2019, as a result of changes to these estimates when compared to the same estimates at December 31, 2018, we recorded an increase in the fair value of our contingent consideration liabilities due to changes in certain underlying market conditions of the acquisition-related contingent consideration earn-out payments - Éclat.

For the six months ended June 30, 2018, as a result of changes to these estimates when compared to the same estimates at December 31, 2017, we recorded a decrease in the fair value of our contingent consideration liabilities, largely due to changes in certain underlying market conditions of the acquisition-related contingent consideration earn-out payments - Éclat.

			Three Months Ended
	Three Months Ended June 30,		Increase / (Decrease)
			2019 vs. 2018
Restructuring Costs	2019	2018	$	%

Restructuring costs	$1,506	$50	$1,456	2,912.0%
Percentage of total revenues	8.6%	0.2%

During the first quarter of 2019, the Company announced a plan to reduce its Corporate workforce at our U.S. and Ireland sites by more than 50%. This reduction is an effort to align the Company’s cost structure with its ongoing and future planned projects and revenue stream. Additionally, during the second quarter of 2019, the Company announced a plan to reduce its French workforce.  This reduction is an effort to align the Company’s cost structure with our ongoing and future planned projects. See Note 15: Restructuring Costs for further details. As a result of these actions, the Company recorded restructuring charges of $1,506 that are primarily related to the 2019 French and Corporate restructuring plans. These charges included severance and legal costs, impairment of certain assets and the reversal of certain retirement indemnity obligations.

			Six Months Ended
	Six Months Ended June 30,		Increase / (Decrease)
			2019 vs. 2018
Restructuring Costs	2019	2018	$	%

Restructuring costs	$2,734	$203	$2,531	1,246.8%
Percentage of total revenues	8.0%	0.3%
Restructuring charges of $2,734 were recognized during the six months ended June 30, 2019. These charges were primarily related to the French and Corporate restructuring actions and included severance and legal costs, impairment of certain assets and the reversal of certain retirement indemnity obligations. See Note 15: Restructuring Costs for further details.

			Three Months Ended
	Three Months Ended June 30,		Increase / (Decrease)
			2019 vs. 2018
Investment and Other Income, net	2019	2018	$	%

Investment and other income, net	$950	$583	$367	63.0%
Percentage of total revenues	5.4%	2.0%
Investment and other income, net increased for the three months ended June 30, 2019 when compared to the same period in the prior year driven by higher realized gains on our marketable securities during the current period when compared to the prior period.

			Six Months Ended
	Six Months Ended June 30,		Increase / (Decrease)
			2019 vs. 2018
Investment and Other Income, net	2019	2018	$	%

Investment and other income, net	$1,767	$637	$1,130	177.4%
Percentage of total revenues	5.2%	1.0%
Investment and other income, net increased for the six months ended June 30, 2019 when compared to the same period in the prior year driven by higher unrealized gains on our marketable equity securities during the current period when compared to the prior period.

			Three Months Ended
	Three Months Ended June 30,		Increase / (Decrease)
			2019 vs. 2018
Interest Expense	2019	2018	$	%

Interest expense	$3,106	$2,980	$126	4.2%
Percentage of total revenues	17.7%	10.2%
Interest expense for the three months end June 30, 2019 was largely comparable to the same period in the prior year. Interest expense represents the imputed interest on the 2023 Notes.

			Six Months Ended
	Six Months Ended June 30,		Increase / (Decrease)
			2019 vs. 2018
Interest Expense	2019	2018	$	%

Interest expense	$6,168	$4,577	$1,591	34.8%
Percentage of total revenues	18.1%	7.3%

Interest expense increased $1,591 for the six months end June 30, 2019 when compared to the same period in the prior year as a result of a six months of interest recorded in 2019 versus 4.5 months of this amount in 2018 due to the 2023 Notes issued in February 2018.

			Three Months Ended
	Three Months Ended June 30,		Increase / (Decrease)
			2019 vs. 2018
Loss on Deconsolidation of Subsidiary	2019	2018	$	%

Loss on deconsolidation of subsidiary	$(167)	$—	$(167)	n/a
Percentage of total revenues	(1.0)%	—%

As a result of Specialty Pharma’s bankruptcy filing on February 6, 2019, the Company concluded that it no longer controls its operations and accordingly deconsolidated this subsidiary. The Company recorded a loss on the deconsolidation as a result of removing the net assets and certain liabilities of this subsidiary from our unaudited condensed consolidated financial statements. The loss of $167 during the three months ended June 30, 2019 represents expenses that the Company paid on behalf of Specialty Pharma. See Note 3: Subsidiary Bankruptcy and Deconsolidation for more discussion.

			Six Months Ended
	Six Months Ended June 30,		Increase / (Decrease)
			2019 vs. 2018
Loss on Deconsolidation of Subsidiary	2019	2018	$	%

Loss on deconsolidation of subsidiary	$(2,840)	$—	$(2,840)	n/a
Percentage of total revenues	(8.4)%	—%

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

			Three Months Ended
	Three Months Ended June 30,		Increase / (Decrease)
			2019 vs. 2018
Other (Expense) Income - Changes in Fair Value of Related Party Payable	2019	2018	$	%

Other (expense) income - changes in fair value of related party payable	$(50)	$1,402	$(1,452)	(103.6)%
Percentage of total revenues	(0.3)%	4.8%

We recorded expense of $50 and income of $1,402 to increase and reduce the fair value of these liabilities during the three months ended June 30, 2019 and 2018, respectively, due to the same reasons associated with the Éclat product sales forecasts as described in the section “Changes in Fair Value of Related Party Contingent Consideration” for these periods. As noted in our critical accounting estimates section included in the 2018 Form 10-K, there are a number of assumptions and estimates we use when determining the fair value of the related party payable payments. These estimates include pricing, market size, the market share the related products are forecast to achieve and an appropriate discount rate to use when present valuing the related cash flows. These estimates often do change based on changes in current market conditions, competition and other factors.

			Six Months Ended
	Six Months Ended June 30,		Increase / (Decrease)
			2019 vs. 2018
Other (Expense) Income - Changes in Fair Value of Related Party Payable	2019	2018	$	%

Other (expense) income - changes in fair value of related party payable	$(357)	$1,007	$(1,364)	(135.5)%
Percentage of total revenues	(1.1)%	1.6%

We recorded expense of $357 and income of $1,007 to increase and reduce the fair value of these liabilities during the six months ended June 30, 2019 and 2018, respectively, due to the same reasons associated with the Éclat product sales forecasts as described in the section “Changes in Fair Value of Related Party Contingent Consideration” for these periods. As noted in our critical accounting estimates section included in the 2018 Form 10-K, there are a number of assumptions and estimates we use when determining the fair value of the related party payable payments. These estimates include pricing, market size, the market share the related products are forecast to achieve and an appropriate discount rate to use when present valuing the related cash flows. These estimates often do change based on changes in current market conditions, competition and other factors.

			Three Months Ended
	Three Months Ended June 30,		Increase / (Decrease)
			2019 vs. 2018
Income Tax Provision (Benefit):	2019	2018	$	%

Income tax provision (benefit)	$1,781	$(342)	$2,123	620.8%
Percentage of loss before income taxes	26.1%	(9.0)%

The items accounting for the difference between the income tax provision (benefit) computed at the statutory rate and the Company’s effective tax rate for the three months ended June 30, 2019 and 2018, are as follows:

	Three Months Ended June 30,
	2019	2018

Statutory tax rate	12.5%	12.5%
International tax rates differential	10.6%	(1.5)%
Change in valuation allowance	(52.9)%	(39.4)%
Change in fair value of nondeductible contingent consideration	1.6%	67.6%
Nondeductible stock-based compensation	—%	(4.7)%
Unrecognized tax benefits	(2.5)%	(7.6)%
State and local income taxes, net of federal	(0.4)%	1.0%
Nondeductible interest expense	(3.7)%	—%
Other	8.7%	(18.9)%
Effective income tax rate	(26.1)%	9.0%

Income tax benefit - at statutory tax rate	$(853)	$(473)
International tax rates differential	(723)	57
Change in valuation allowance	3,609	1,491
Change in fair value of nondeductible contingent consideration	(110)	(2,556)
Nondeductible stock-based compensation	(2)	176
Unrecognized tax benefits	168	288
State and local income taxes, net of federal	25	(38)
Nondeductible interest expense	253	—
Other	(586)	713
Income tax provision (benefit) - at effective income tax rate	$1,781	$(342)

The income tax provision was $1,781 for the three months ended June 30, 2019 and a benefit of $342 for the three months ended June 30, 2018. The increase in the income tax provision for the three months ended June 30, 2019 is primarily the result of a decrease in the amount of nontaxable gain from the revaluation of contingent consideration and an increase in the amount of valuation allowances recorded on foreign income tax losses.

			Six Months Ended
	Six Months Ended June 30,		Increase / (Decrease)
			2019 vs. 2018
Income Tax Provision (Benefit):	2019	2018	$	%

Income tax provision (benefit)	$1,407	$(2,669)	$4,076	152.7%
Percentage of loss before income taxes	7.0%	(14.6)%

The items accounting for the difference between the income tax provision (benefit) computed at the statutory rate and the Company’s effective tax rate for the six months ended June 30, 2019 and 2018, are as follows:

	Six Months Ended June 30,
	2019	2018

Statutory tax rate	12.5%	12.5%
International tax rates differential	6.9%	6.8%
Change in valuation allowance	(25.4)%	(11.9)%
Change in fair value of nondeductible contingent consideration	(1.5)%	10.9%
Nondeductible stock-based compensation	(0.2)%	(1.8)%
Unrecognized tax benefits	(1.4)%	(2.8)%
State and local income taxes, net of federal	(0.1)%	0.3%
Nondeductible interest expense	(2.0)%	—%
Other	4.4%	0.5%
Effective income tax rate	(6.8)%	14.5%

Income tax benefit - at statutory tax rate	$(2,526)	$(2,293)
International tax rates differential	(1,391)	(1,241)
Change in valuation allowance	5,129	2,181
Change in fair value of nondeductible contingent consideration	303	(2,005)
Nondeductible stock-based compensation	49	336
Unrecognized tax benefits	292	508
State and local income taxes, net of federal	27	(57)
Nondeductible interest expense	410	—
Other	(886)	(98)
Income tax provision (benefit) - at effective income tax rate	$1,407	$(2,669)

The income tax provision was $1,407 for the six months ended June 30, 2019 and a benefit of $2,669 for the six months ended June 30, 2018. The increase in the income tax provision for the six months ended June 30, 2019 is primarily the result of a decrease the amount of nontaxable gain from the revaluation of contingent consideration and an increase in the amount of valuation allowances recorded on foreign income tax losses.

The IRS commenced an examination of the Company's U.S. income tax returns for 2016 and 2017 during the second quarter 2019.

Liquidity and Capital Resources
The Company’s cash flows from operating, investing and financing activities, as reflected in the unaudited condensed consolidated statements of cash flows, are summarized in the following table:

			Six Months Ended
	Six Months Ended June 30,		Increase / (Decrease)
			2019 vs. 2018
Net cash provided by (used in):	2019	2018	$	%

Operating activities	$(22,653)	$(37,942)	$15,289	40.3%
Investing activities	30,336	(79,212)	109,548	138.3%
Financing activities	55	113,160	(113,105)	(100.0)%

Operating Activities
Net cash used in operating activities of $22,653 for the six months ended June 30, 2019 decreased $15,289 compared to the same prior year period. This decrease in cash used in operating cash flow is due to higher cash earnings (net loss adjusted for non-cash credits and charges) of $5,890 when compared to the same period last year. The decrease in cash used in operating cash flow was also due to lower cash used for accrued expenses of $6,094 when compared to the same period last year and lower cash payments for related party contingent consideration of $6,024 during the current period when compared to the prior period.
Investing Activities
Cash provided by investing activities was $30,336 for the six months ended June 30, 2019, was related to net cash proceeds received from the excess of sales over purchases of marketable securities. Cash used in investing activities of $79,212 during the same prior year period was related to the use of cash to purchase marketable securities in excess of sales of marketable securities. The Company also made a payment of $20,000  during the second quarter of 2018 related to the Company’s purchase of developed technology as part of the ELAA with Serenity Pharmaceuticals, LLC.
Financing Activities
Cash provided by financing activities for the six months ended June 30, 2019 was $55, which decreased $113,105 from the same prior year period. During the six months ended June 30, 2018, $143,750 of cash was provided by financing activities through the issuance of the 2018 Notes. A portion of the proceeds from the offering of the 2018 Notes was used for share repurchases totaling $27,637 and to pay direct expenses of $5,760 associated with the issuance of the 2018 Notes.
Liquidity and Risk Management
The adequacy of our cash resources depends on the outcome of certain business conditions including the cost of our FT218 clinical development plan, our cost structure, our hospital products revenue stream and other factors set forth in “Risk Factors” within Part I, Item 1A of the 2018 Form 10-K and within Part II, Item 1A of this quarterly report on Form 10-Q. To complete the FT218 clinical development plan and to ensure an adequate and robust NDA for filing with the FDA we will need to commit substantial resources, which could result in future losses or otherwise limit our opportunities or affect our ability to operate our business. Our assumptions concerning the outcome of certain business conditions may prove to be wrong or other factors may adversely affect our business, and as a result we could exhaust or significantly decrease our available cash and marketable securities balances which could, among other things, force us to raise additional funds and/or force us to reduce our expenses, either of which could have a material adverse effect on our business. If available to us raising additional capital may be accomplished through one or more public or private debt or equity financings, collaborations or partnering arrangements. Any equity financing would be dilutive to our shareholders.
Borrowings
In February 2018, we issued the 2023 Notes. We received net proceeds of approximately $137,560 from the sale of the 2023 Notes, after deducting fees and expenses of $6,190.

Share Repurchase Programs
The Company fully completed its authorized share buyback program during the year ended December 31, 2018.

Other Matters
Litigation
The Company is subject to potential liabilities generally incidental to our business arising out of present and future lawsuits and claims related to product liability, personal injury, contract, commercial, intellectual property, tax, employment, compliance and other matters that arise in the ordinary course of business. The Company accrues for potential liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. At June 30, 2019 and December 31, 2018, there were no contingent liabilities with respect to any litigation, arbitration or administrative or other proceeding that are reasonably likely to have a material adverse effect on the Company’s unaudited condensed consolidated financial position, results of operations, cash flows or liquidity.
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

Ferring Litigation. Some of the patents covering the NoctivaTM product (the “Noctiva Patents”) are the subject of litigation initiated by Ferring Pharmaceuticals Inc. and two of its foreign affiliates, who manufacture a competing product known as Nocdurna.  Nocdurna was approved by the FDA in June 2018 and commercially launched in the U.S. in November 2018.  In this litigation, Ferring seeks to invalidate and disputes the inventorship of the Noctiva Patents, seeks damages for various alleged breaches of contractual and common law duties, and seeks damages for alleged infringement by NoctivaTM of Ferring’s “Nocdurna” trademark.  Specialty Pharma and certain other parties including Serenity Pharmaceuticals, LLC (“Serenity”) (the licensor of the Noctiva Patents) have defended this litigation, and have made counterclaims against Ferring, including for infringement of the Noctiva Patents and a declaratory judgment of noninfringement with respect to Ferring’s “Nocdurna” trademark. The court dismissed Ferring’s inventorship claim and its claims for alleged breaches of contractual and common law duties, although these dismissals may be appealed by Ferring.  On February 15, 2019, Specialty Pharma and its co-defendants moved to stay the litigation pending completion of the bankruptcy proceeding of Specialty Pharma. On May 15, 2019, that motion was denied due to an impending settlement of the litigation with respect to just Ferring and Specialty Pharma.

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

Tax Matters. On July 2, 2019, Specialty Pharma was made aware of a $50,695 claim made by the Internal Revenue Service (IRS) as part of the bankruptcy claims process against Specialty Pharma. Specialty Pharma files its U.S. federal tax return as a member of the Company’s consolidated U.S. tax group. As such, the IRS claim was filed against Specialty Pharma in the bankruptcy proceedings due to IRS tax law requirements for joint and several liability of all members in a consolidated U.S. tax group. Both Specialty Pharma and the Company disagree with the merits of the IRS claim, and intend to defend their positions vigorously.

Material Commitments

Due to the Chapter 11 bankruptcy case of Specialty Pharma, the Company’s various commitments to purchase finished product from suppliers has changed from what was included in Part II, Item 8 of the Company’s 2018 Annual Report on Form 10-K. As of June 30, 2019, commitments for these arrangements, at maximum quantities and at contractual prices over the remaining life of the contract, and excluding any waived commitments, are as follows for the years ended December 31:

Purchase Commitments:	Balance

2019	$7,194
2020	1,320
2021	1,320
2022	1,320
2023	220
Thereafter	—
Total	$11,374

Other than commitments disclosed in Note 15: Contingent Liabilities and Commitments to the Company’s audited consolidated financial statements included in Part II, Item 8 of the Company’s 2018 Annual Report on Form 10-K, there were no other material commitments outside of the normal course of business. Material commitments in the normal course of business include long-term debt obligations which are disclosed in Note 10: Long-Term Debt, respectively, to the Company’s consolidated financial statements included in Part II, Item 8 of the Company’s 2018 Annual Report on Form 10-K and long-term contingent consideration payable as disclosed in Note 10: Long-Term Related Party Payable, to the Company’s unaudited condensed consolidated financial statements included in Part I, Item 1 of this report.

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
ITEM 4.     CONTROLS AND PROCEDURES.
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2019, the end of the period covered by this quarterly report on Form 10-Q.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on their evaluation, as of the end of the period covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of June 30, 2019.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2019, as part of our restructuring initiatives described in this Quarterly Report under Item 1 “Financial Statements - Note 15 (Restructuring Costs)” and Item 2 “Management Discussion and Analysis of Results of Operations and Financial Condition - Results of Operation,” we moved all of our Irish and a portion of our French accounting operations to St. Louis, Missouri. Further, as part of these restructuring initiatives, the Company completed the outsourcing of a majority of its Information Technology resources to a third party. These moves were made in order to consolidate our accounting systems, gain efficiencies of scale, reduce costs and make internal control over financial reporting more consistent across our various entities. These moves were not made in response to any identified deficiency or weakness in the Company’s internal control over financial reporting. Other than these changes, there has been no change in our internal control over financial reporting during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Amended Employment Agreement, dated June 3, 2019, between Avadel Management Corporation and Gregory J. Divis (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K, filed on June 5, 2019)

10.2
Employment Agreement, dated June 5, 2019, between Avadel Management Corporation and Jordan Dubow (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K, filed on June 5, 2019)

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Exchange Act
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Exchange Act
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
______________________
*    Filed herewith.
**          Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVADEL PHARMACEUTICALS PLC
(Registrant)

Date: August 9, 2019	By:	/s/ Michael F. Kanan
Michael F. Kanan
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)