Form 10-Q
period 2019-09-30
AVADEL PHARMACEUTICALS PLC
filed 2019-11-12
CIK 1012477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

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

At November 8, 2019, 37,450,300 ordinary shares, nominal value $0.01 each, of the Company were outstanding.

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

Our forward-looking statements are based on estimates and assumptions that are made within the bounds of our knowledge of our business and operations and that we consider reasonable. However, our business and operations are subject to significant risks and as a result there can be no assurance that actual results of our research, development and commercialization activities and the results of our business and operations will not differ materially from the results contemplated in such forward-looking statements.  Factors that could cause actual results to differ from expectations in our forward-looking statements include:

(a) risks relating to our recent net losses and restructuring plan, including risks relating to the following:

•	due to a decrease in our available liquid assets, our business strategy has been refocused and is now substantially dependent upon a single product, FT218;

•	our recent restructuring plan may not be as effective as we anticipate and may have unintended negative impacts;

•	further restructuring actions, if needed, may require third-party consents (including consents under the indenture governing our convertible debt) and such consents may not be granted; and

•	the Chapter 11 bankruptcy filing by our subsidiary Avadel Specialty Pharmaceuticals LLC may have unexpected adverse results.

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

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
AVADEL PHARMACEUTICALS PLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Revenues:
Product sales	$14,229	$19,826	$48,220	$82,103
License revenue	—	—	—	246
Total revenues	14,229	19,826	48,220	82,349
Operating expenses:
Cost of products	2,823	3,120	9,711	13,224
Research and development expenses	7,539	11,402	25,160	33,243
Selling, general and administrative expenses	5,316	24,829	22,520	77,159
Intangible asset amortization	205	1,620	610	4,996
Changes in fair value of related party contingent consideration	627	(7,115)	2,384	(17,036)
Restructuring costs	1,866	65	4,600	268
Total operating expenses	18,376	33,921	64,985	111,854
Operating loss	(4,147)	(14,095)	(16,765)	(29,505)
Investment and other income, net	781	208	2,548	845
Interest expense	(3,125)	(3,000)	(9,293)	(7,577)
Loss on deconsolidation of subsidiary	—	—	(2,840)	—
Other (expense) income - changes in fair value of related party payable	(139)	425	(496)	1,432
Loss before income taxes	(6,630)	(16,462)	(26,846)	(34,805)
Income tax provision (benefit)	2,234	(691)	3,641	(3,360)
Net loss	$(8,864)	$(15,771)	$(30,487)	$(31,445)

Net loss per share - basic	$(0.24)	$(0.43)	$(0.82)	$(0.84)
Net loss per share - diluted	(0.24)	(0.43)	(0.82)	(0.84)

Weighted average number of shares outstanding - basic	37,436	36,904	37,382	37,410
Weighted average number of shares outstanding - diluted	37,436	36,904	37,382	37,410

See accompanying notes to unaudited condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net loss	$(8,864)	$(15,771)	$(30,487)	$(31,445)
Other comprehensive (loss) income, net of tax:
Foreign currency translation gain (loss)	(210)	(60)	(309)	(293)
Net other comprehensive income (loss), net of ($5), ($18), ($46) and ($88) tax, respectively	86	68	753	(92)
Total other comprehensive income (loss), net of tax	(124)	8	444	(385)
Total comprehensive loss	$(8,988)	$(15,763)	$(30,043)	$(31,830)

See accompanying notes to unaudited condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,867	$9,325
Marketable securities	59,587	90,590
Accounts receivable	8,725	11,330
Inventories	2,260	4,770
Prepaid expenses and other current assets	5,163	8,836
Total current assets	88,602	124,851
Property and equipment, net	770	1,911
Operating lease right-of-use assets	4,385	—
Goodwill	18,491	18,491
Intangible assets, net	1,019	1,629
Research and development tax credit receivable	7,694	7,272
Other non-current assets	34,927	36,146
Total assets	$155,888	$190,300

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current portion of long-term debt	$35	$106
Current portion of long-term related party payable	7,588	9,439
Current portion of operating lease liability	1,596	—
Accounts payable	3,538	3,503
Accrued expenses	17,017	21,695
Other current liabilities	1,989	3,640
Total current liabilities	31,763	38,383
Long-term debt, less current portion	120,132	115,734
Long-term related party payable, less current portion	14,118	19,401
Long-term operating lease liability	2,866	—
Other non-current liabilities	13,972	14,002
Total liabilities	182,851	187,520

Shareholders’ (deficit) equity:
Preferred shares, nominal value of $0.01 per share; 50,000 shares authorized; none issued or outstanding at September 30, 2019 and December 31, 2018, respectively	—	—
Ordinary shares, nominal value of $0.01 per share; 500,000 shares authorized; 42,857 issued and 37,450 outstanding at September 30, 2019 and 42,720 issued and 37,313 outstanding at December 31, 2018	428	427
Treasury shares, at cost, 5,407 shares held at September 30, 2019 and December 31, 2018, respectively	(49,998)	(49,998)
Additional paid-in capital	434,055	433,756
Accumulated deficit	(388,476)	(357,989)
Accumulated other comprehensive loss	(22,972)	(23,416)
Total shareholders’ (deficit) equity	(26,963)	2,780
Total liabilities and shareholders’ (deficit) equity	$155,888	$190,300
 See accompanying notes to unaudited condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY
(In thousands)
(Unaudited)

Nine Months Ended September 30, 2019

	Ordinary shares		Additional	Accumulated	Accumulated other comprehensive	Treasury shares		Total shareholders’
	Shares	Amount	paid-in capital	deficit	(loss) income	Shares	Amount	(deficit) equity
Balance, December 31, 2018	42,720	$427	$433,756	$(357,989)	$(23,416)	5,407	$(49,998)	$2,780
Net loss	—	—	—	(13,018)	—	—	—	(13,018)
Other comprehensive income	—	—	—	—	213	—	—	213
Vesting of restricted shares	1	—	—	—	—	—	—	—
Employee share purchase plan share issuance	42	—	92	—	—	—	—	92
Stock-based compensation expense	—	—	351	—	—	—	—	351
Balance, March 31, 2019	42,763	$427	$434,199	$(371,007)	$(23,203)	5,407	$(49,998)	$(9,582)
Net loss	—	—	—	(8,605)	—	—	—	(8,605)
Other comprehensive income	—	—	—	—	355	—	—	355
Stock-based compensation expense	—	—	55	—	—	—	—	55
Balance, June 30, 2019	42,763	$427	$434,254	$(379,612)	$(22,848)	5,407	$(49,998)	$(17,777)
Net loss	—	—	—	(8,864)	—	—	—	(8,864)
Other comprehensive income	—	—	—	—	(124)	—	—	(124)
Stock-based compensation expense	—	—	(229)	—	—	—	—	(229)
Vesting of restricted shares	82	1	(1)	—	—	—	—	—
Employee share purchase plan share issuance	12	—	31	—	—	—	—	31
Balance, September 30, 2019	42,857	$428	$434,055	$(388,476)	$(22,972)	5,407	$(49,998)	$(26,963)

AVADEL PHARMACEUTICALS PLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY
(In thousands)
(Unaudited)

Nine Months Ended September 30, 2018

	Ordinary shares		Additional	Accumulated	Accumulated other comprehensive	Treasury shares		Total shareholders’
	Shares	Amount	paid-in capital	deficit	(loss) income	Shares	Amount	equity
Balance, December 31, 2017	41,463	$414	$393,478	$(262,685)	$(23,266)	2,117	$(22,361)	$85,580
Net loss	—	—	—	(12,236)	—	—	—	(12,236)
Other comprehensive loss	—	—	—	—	(404)	—	—	(404)
Exercise of warrants	603	6	2,905	—	—	—	—	2,911
Expiration of warrants	—	—	2,167	—	—	—	—	2,167
Stock-based compensation expense	—	—	2,134	—	—	—	—	2,134
Equity component of 2023 Notes	—	—	26,699	—	—	—	—	26,699
Share repurchases	—	—	—	—	—	2,307	(20,212)	(20,212)
Balance, March 31, 2018	42,066	$420	$427,383	$(274,921)	$(23,670)	4,424	$(42,573)	$86,639
Net loss	—	—	—	(3,438)	—	—	—	(3,438)
Other comprehensive income	—	—	—	—	11	—	—	11
Exercise of stock options	82	1	534	—	—	—	—	535
Stock-based compensation expense	—	—	2,224	—	—	—	—	2,224
Share repurchases	—	—	—	—	—	983	(7,425)	(7,425)
Balance, June 30, 2018	42,148	$421	$430,141	$(278,359)	$(23,659)	5,407	$(49,998)	$78,546
Net loss	—	—	—	(15,771)	—	—	—	(15,771)
Other comprehensive income	—	—	—	—	8	—	—	8
Stock-based compensation expense	—	—	2,832	—	—	—	—	2,832
Vesting of restricted shares	247	3	(3)	—	—	—	—	—
Employee share purchase plan share issuance	24	—	127	—	—	—	—	127
Balance, September 30, 2018	42,419	$424	$433,097	$(294,130)	$(23,651)	5,407	$(49,998)	$65,742

AVADEL PHARMACEUTICALS PLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(30,487)	$(31,445)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,690	5,625
Loss on disposal of property and equipment	478	—
Amortization of premiums on marketable securities	(275)	2,889
Remeasurement of related party acquisition-related contingent consideration	2,384	(17,036)
Remeasurement of related party financing-related contingent consideration	496	(1,432)
Amortization of debt discount and debt issuance costs	4,424	3,402
Change in deferred tax and income tax deferred charge	1,333	(4,675)
Stock-based compensation expense	177	7,190
Loss on deconsolidation of subsidiary	1,750	—
Other adjustments	(392)	117
Net changes in assets and liabilities
Accounts receivable	2,026	5,059
Inventories	2,465	(548)
Prepaid expenses and other current assets	(1,859)	2,194
Research and development tax credit receivable	(749)	(1,350)
Accounts payable & other current liabilities	259	4,312
Accrued expenses	(2,379)	(11,660)
Earn-out payments for related party contingent consideration in excess of acquisition-date fair value	(8,640)	(16,254)
Royalty payments for related party payable in excess of original fair value	(1,374)	(2,362)
Other assets and liabilities	(1,399)	(2,216)
Net cash used in operating activities	(30,072)	(58,190)

Cash flows from investing activities:
Purchases of property and equipment	(29)	(167)
Proceeds from the disposal of property and equipment	154	—
Purchase of intangible asset	—	(20,000)
Proceeds from sales of marketable securities	57,242	308,015
Purchases of marketable securities	(23,814)	(341,036)
Net cash provided by (used in) investing activities	33,553	(53,188)

Cash flows from financing activities:
Earn-out payments for related party contingent consideration	—	(645)
Proceeds from debt issuance	—	143,750
Payments for debt issuance costs	—	(6,190)
Share repurchases	—	(27,637)
Proceeds from issuance of ordinary shares and warrants	123	3,488
Other financing activities, net	(109)	(31)
Net cash provided by financing activities	14	112,735

Effect of foreign currency exchange rate changes on cash and cash equivalents	47	(84)

Net change in cash and cash equivalents	3,542	1,273
Cash and cash equivalents at January 1,	9,325	16,564
Cash and cash equivalents at September 30,	$12,867	$17,837

Supplemental disclosures of cash flow information:
Interest paid	$6,469	$3,359
Income taxes paid	$140	$413

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

Avadel is developing FT218, an investigational once-nightly formulation of sodium oxybate based on its propriety Micropump® drug delivery technology, for the treatment of EDS and cataplexy in patients suffering from narcolepsy. FT218 is currently being evaluated in a Phase 3 clinical trial called REST-ON. In addition, the Company submitted a new drug application (“NDA”) in March 2019 on a fourth sterile injectable drug which we refer to as AV001, for use in the hospital setting. AV001, if approved, could contribute revenues to Avadel starting in 2020. In May 2019, the FDA accepted the NDA for AV001, with a Prescription Drug User Fee Act (PDUFA) target action date of December 15, 2019.

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

Basis of Presentation. The unaudited condensed consolidated balance sheet as of September 30, 2019, which is derived from the prior year 2018 audited consolidated financial statements, and the interim unaudited condensed consolidated financial statements presented herein, have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP), the requirements of Form 10-Q and Article 10 of Regulation S-X and, consequently, do not include all information or footnotes required by U.S. GAAP for complete financial statements or all the disclosures normally made in an annual report on Form 10-K. Accordingly, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s 2018 Annual Report on Form 10-K filed with the SEC on March 15, 2019.
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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic326): Measurement of Credit Losses on Financial Instruments(“ASU 2016-13”).” This standard requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. ASU 2016-13 will be effective for the Company for fiscal years beginning on or after January 1, 2020, including interim periods within those annual reporting periods and early adoption is permitted. We are currently evaluating the impact of our adoption of ASU 2016-13 on our condensed consolidated financial statements.

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

In order to deconsolidate Specialty Pharma, the carrying values of the assets and certain liabilities of Specialty Pharma were removed from our unaudited condensed consolidated balance sheet as of February 5, 2019, and we recorded our investment in Specialty Pharma at its estimated fair value of $0. As the estimated fair value of our investment in Specialty Pharma was lower than its net book value immediately prior to the deconsolidation, we recorded a non-cash charge of approximately $2,840 for the nine months ended September 30, 2019 associated with the deconsolidation of Specialty Pharma. Subsequent to the deconsolidation of Specialty Pharma, we are accounting for our investment in Specialty Pharma using the cost method of accounting because Avadel does not exercise significant influence over the operations of Specialty Pharma due to the Chapter 11 filing.

On April 26, 2019, Specialty Pharma sold its intangible assets and remaining inventory to an unaffiliated third party in exchange for aggregate cash proceeds of approximately $250, pursuant to an order approving such sale which was issued by the Bankruptcy

Court on April 15, 2019. As a result of such sale, Specialty Pharma has completed its divestment of the assets of the Noctiva business.

On July 2, 2019, Specialty Pharma was made aware of a $50,695 claim made by the Internal Revenue Service (IRS) as part of the bankruptcy claims process against Specialty Pharma. On October 2, 2019 the IRS amended the original claim filed in July, reducing the claim to $9,302. Specialty Pharma files its U.S. federal tax return as a member of the Company’s consolidated U.S. tax group. As such, the IRS claim was filed against Specialty Pharma in the bankruptcy proceedings due to IRS tax law requirements for joint and several liability of all members in a consolidated U.S. tax group. Both Specialty Pharma and the Company disagree with the merits of the amended IRS claim and intend to defend their positions vigorously.

DIP Financing – Related Party Relationship

In connection with the bankruptcy filing, Specialty Pharma entered into a Debtor in Possession Credit and Security Agreement with Avadel US Holdings (“DIP Credit Agreement”) dated as of February 8, 2019, in an aggregate amount of up to $2,700, of which the funds are to be used by Specialty Pharma solely to fund operations through February 6, 2020. As of September 30, 2019, the Company had funded $407 under the DIP Credit Agreement. As the Company has assessed that it is unlikely that Specialty Pharma will pay back the loan to Avadel, the $407 has been recorded as part of the loss on deconsolidation of subsidiary within the unaudited condensed consolidated statements of loss. At September 30, 2019 the fair value of the remaining commitment under the DIP Credit Agreement is not material.

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

There were no material deferred contract costs at September 30, 2019.

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
The following table summarizes the financial instruments measured at fair value on a recurring basis classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the accompanying unaudited condensed consolidated balance sheets:

	As of September 30, 2019			As of December 31, 2018
Fair Value Measurements:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Marketable securities (see Note 6)
Equity securities	$4,176	$—	$—	$9,145	$—	$—
Money market and mutual funds	44,091	—	—	52,996	—	—
Corporate bonds	—	4,258	—	—	6,339	—
Government securities - U.S.	—	5,344	—	—	12,701	—
Other fixed-income securities	—	1,718	—	—	9,409	—
Total assets	$48,267	$11,320	$—	$62,141	$28,449	$—

Related party payable (see Note 10)	$—	$—	$21,706	$—	$—	$28,840
Total liabilities	$—	$—	$21,706	$—	$—	$28,840
A review of fair value hierarchy classifications is conducted on a quarterly basis.  Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. During the periods ended September 30, 2019 and December 31, 2018, respectively, there were no transfers in and out of Level 1, 2, or 3. During the three month periods ended September 30, 2019 and 2018, respectively, we did not recognize any other-than-temporary impairment loss.
Some of the Company’s financial instruments, such as cash and cash equivalents, accounts receivable and accounts payable, are reflected in the balance sheet at carrying value, which approximates fair value due to their short-term nature.

Debt

We estimate the fair value of our $143,750 aggregate principal amount of 4.50% exchangeable senior notes due 2023 (the “2023 Notes”), a Level 2 input, based on interest rates that would be currently available to the Company for issuance of similar types of debt instruments with similar terms and remaining maturities or recent trading prices obtained from brokers. The estimated fair value of the 2023 Notes at September 30, 2019 is $76,425 compared to a book value of $120,132.

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

NOTE 6: Marketable Securities
The Company has investments in equity and available-for-sale debt securities which are recorded at fair market value. The change in the fair value of equity investments is recognized in our unaudited condensed consolidated statements of loss and the change in the fair value of available-for-sale debt investments is recorded as other comprehensive income (loss) in shareholders’ (deficit) equity, net of income tax effects.
The following tables show the Company’s available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category as of September 30, 2019 and December 31, 2018, respectively:

	September 30, 2019
Marketable Securities:	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value

Equity securities	$4,200	$—	$(24)	$4,176
Money market and mutual funds	43,306	785	—	44,091
Corporate bonds	4,190	69	(1)	4,258
Government securities - U.S.	5,217	129	(2)	5,344
Other fixed-income securities	1,693	26	(1)	1,718
Total	$58,606	$1,009	$(28)	$59,587

	December 31, 2018
Marketable Securities:	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value

Equity securities	$10,101	$—	$(956)	$9,145
Money market and mutual funds	52,733	316	(53)	52,996
Corporate bonds	6,411	7	(79)	6,339
Government securities - U.S.	12,714	66	(79)	12,701
Other fixed-income securities	9,400	22	(13)	9,409
Total	$91,359	$411	$(1,180)	$90,590

We determine realized gains or losses on the sale of marketable securities on a specific identification method. We reflect these gains and losses as a component of investment and other income in the accompanying unaudited condensed consolidated statements of loss.
We recognized gross realized gains of $71 and $143 for the three months ended September 30, 2019, and 2018, respectively. These realized gains were offset by realized losses of $64 and $22 for the three months ended September 30, 2019, and 2018, respectively.
We recognized gross realized gains of $339 and $378 for the nine months ended September 30, 2019, and 2018, respectively. These realized gains were offset by realized losses of $211 and $350 for the nine months ended September 30, 2019 and 2018, respectively. We reflect these gains and losses as a component of investment and other income in the accompanying condensed consolidated statements of income (loss).

The following table summarizes the estimated fair value of our investments in marketable debt securities, accounted for as available-for-sale debt securities and classified by the contractual maturity date of the securities as of September 30, 2019:

	Maturities
Marketable Debt Securities:	Less than 1 Year	1-5 Years	5-10 Years	Greater than 10 Years	Total

Corporate bonds	$556	$3,360	$342	$—	$4,258
Government securities - U.S.	—	4,600	—	744	5,344
Other fixed-income securities	49	1,669	—	—	1,718
Total	$605	$9,629	$342	$744	$11,320
The Company has classified our investment in available-for-sale marketable debt securities as current assets in the unaudited condensed consolidated balance sheets as the securities need to be available for use, if required, to fund current operations. There are no restrictions on the sale of any securities in our investment portfolio.

NOTE 7: Inventories
The principal categories of inventories, net reserves of $1,212 and $4,757 at September 30, 2019 and December 31, 2018, respectively, are comprised of the following:

Inventory:	September 30, 2019	December 31, 2018

Finished goods	$1,883	$4,270
Raw materials	377	500
Total	$2,260	$4,770

Total net reserves decreased by $3,545 during the nine months ended September 30, 2019 largely driven by the deconsolidation of Specialty Pharma.

NOTE 8: Goodwill and Intangible Assets
The Company’s amortizable and unamortizable intangible assets at September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019			December 31, 2018
Goodwill and Intangible Assets:	Gross Value	Accumulated Amortization	Net Carrying Amount	Gross Value	Accumulated Amortization	Impairment	Net Carrying Amount

Amortizable intangible assets:
Acquired developed technology - Noctiva	$—	$—	$—	$73,111	$(7,024)	$(66,087)	$—
Acquired developed technology - Vazculep	12,061	(11,042)	1,019	12,061	(10,432)	—	1,629
Total amortizable intangible assets	$12,061	$(11,042)	$1,019	$85,172	$(17,456)	$(66,087)	$1,629

Unamortizable intangible assets:
Goodwill	$18,491	$—	$18,491	$18,491	$—	$—	$18,491
Total unamortizable intangible assets	$18,491	$—	$18,491	$18,491	$—	$—	$18,491

The Company recorded amortization expense related to amortizable intangible assets of $205 and $1,620 for the three months ended September 30, 2019 and 2018, respectively and $610 and $4,996 for the nine months ended September 30, 2019 and 2018, respectively.

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

NOTE 9: Leases

In February 2016, the FASB issued ASU 2016-02, “Leases” which supersedes ASC 840 “Leases” and creates a new topic, ASC 842 “Leases.” This update requires lessees to recognize on their balance sheet a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months. On January 1, 2019, the Company adopted the ASU using the modified retrospective transition approach and elected the transition option to recognize the adjustment in the period of adoption rather than in the earliest period presented. As of January 1, 2019, adoption of the new guidance resulted in the initial recognition of operating lease right-of-use assets of $5,046 and operating lease liabilities of $5,131. At September 30, 2019, the balances of the operating lease right-of-use asset and total operating lease liability were $4,385 and $4,462, respectively, of which $1,596 of the operating lease liability is current.

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

The components of lease costs, which are included in selling, general and administrative expenses in the unaudited condensed consolidated statements of loss for the three and nine months ended September 30 were as follows:

Lease cost:	Three months ended September 30, 2019	Nine months ended September 30, 2019

Operating lease costs (1)	$411	$1,150
Sublease income (2)	82	187
Total lease cost	$329	$963

(1) Variable lease costs were immaterial for the three and nine months ended September 30, 2019.
(2) Represents sublease income received for the vacated office facility in Charlotte, North Carolina, which was acquired with the FSC acquisition in February 2016. The lease and sublease agreements terminate in December 2020. The Company also vacated portions of its office facility in St. Louis, Missouri during May 2019 and August 2019 and started receiving sublease income starting in May 2019 and August 2019 from two different tenants. The lease agreement ends in April 2025 and the sublease agreement that started in May 2019 ends in May 2020, with a one year renewal and the sublease agreement that started in August 2019 ends in July 2020, and can continue thereafter on a month-to-month basis.

During the three and nine months ended September 30, 2019, the Company reduced its operating lease liabilities by $411 and $1,115 for cash paid. In addition, during the nine months ended September 30, 2019, new operating leases commenced resulting in the recognition of operating lease right-of-use assets and liabilities of $1,000 and $0, respectively, as the entire lease payment was paid on March 31, 2019. There were no new leases during the three months ended September 30, 2019. As of September 30, 2019, the Company is aware of one additional embedded lease that has not yet commenced and will not commence until the time of FDA approval of the product (if approved). Once FDA approval is given and the start date is determined, annual production suite fees of approximately $3,000 to $4,000 would commence and at that time an operating lease right-of-use asset and corresponding operating lease liability will be recorded.

In connection with the 2019 French Restructuring plan discussed in Note 15: Restructuring Costs, during the three months ended September 30, 2019, the Company came to an agreement with the landlord of the leased office space in France, to exit the lease by December 31, 2019 with an early termination payment of approximately $820. The Company accounted for this change in the lease term as a modification of the original lease. As a result of this modification, the right-of-use asset and liability related to the French office lease that was remeasured, and the asset was subsequently tested for impairment as the fair value was less than the book value. Since the fair value was determined to be less than the book value, the Company recorded an impairment to the right of use asset of $826, which was recorded as a restructuring cost in the unaudited condensed consolidated statements of loss.

As of September 30, 2019, our operating leases have a weighted-average remaining lease term of 4.3 years and a weighted-average discount rate of 5.3%. Nearly all of Avadel’s lease contracts do not provide a readily determinable implicit rate. For these contracts, Avadel’s estimated incremental borrowing rate is based on information available at the inception of the lease.

Maturities of the Company’s operating lease liabilities were as follows:

Maturities:	Operating Leases

Remaining three months of 2019	$1,117
2020	879
2021	670
2022	678
2023	690
Thereafter	941
Total lease payments	4,975
Less: interest	513
Present value of lease liabilities	$4,462

Under the prior lease guidance, minimum rental commitments for non-cancelable leases as of December 31, 2018 were:

Lease Commitment:	Operating Leases

2019	$1,191
2020	1,208
2021	1,008
2022	767
2023	695
Thereafter	967
Total minimum lease payments	$5,836

NOTE 10: Long-Term Related Party Payable
Long-term related party payable and related activity are reported at fair value and consist of the following at September 30, 2019 and December 31, 2018:

		Activity during the Nine Months Ended September 30, 2019
			Changes in Fair Value of Related Party Payable
Long-Term Related Party Payable:	Balance, December 31, 2018	Payments to Related Parties	Operating Expense	Other Expense	Balance, September 30, 2019

Acquisition-related contingent consideration:
Earn-out payments - Éclat Pharmaceuticals (a)	$25,615	$(8,640)	$2,384	$—	$19,359
Financing-related:
Royalty agreement - Deerfield (b)	2,184	(930)	—	330	1,584
Royalty agreement - Broadfin (c)	1,041	(444)	—	166	763
Total related party payable	28,840	$(10,014)	$2,384	$496	21,706
Less: current portion	(9,439)				(7,588)
Total long-term related party payable	$19,401				$14,118

Long-term related party payable and related activity are reported at fair value and consist of the following at September 30, 2019 and June 30, 2019:

		Activity during the Three Months Ended September 30, 2019
			Changes in Fair Value of Related Party Payable
Long-Term Related Party Payable:	Balance, June 30, 2019	Payments to Related Parties	Operating Expense	Other Expense	Balance, September 30, 2019

Acquisition-related contingent consideration:
Earn-out payments - Éclat Pharmaceuticals (a)	$21,582	$(2,850)	$627	$—	$19,359
Financing-related:
Royalty agreement - Deerfield (b)	1,799	(309)	—	94	1,584
Royalty agreement - Broadfin (c)	866	(148)	—	45	763
Total related party payable	24,247	$(3,307)	$627	$139	21,706
Less: current portion	(8,264)				(7,588)
Total long-term related party payable	$15,983				$14,118
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

At September 30, 2019, the fair value of each related party payable listed in (a), (b) and (c) above was estimated using a discounted cash flow model based on estimated and projected annual net revenues or gross profit, as appropriate, of each of the specified Éclat products using an appropriate risk-adjusted discount rate of 15%. These fair value measurements are based on significant inputs not observable in the market and thus represent a level 3 measurement as defined in ASC 820. Subsequent changes in the fair value of the acquisition-related related party payables, resulting primarily from management’s revision of key assumptions, will be recorded in the unaudited condensed consolidated statements of loss in the line items entitled “Changes in fair value of related party contingent consideration” for items noted in (b) above and in “Other expense - changes in fair value of related party payable” for items (b) and (c) above. See Note 1: Summary of Significant Accounting Policies under the caption Acquisition-related Contingent Consideration and Financing-related Royalty Agreements in Part II, Item 8 of the Company’s 2018 Annual Report on Form 10-K for more information on key assumptions used to determine the fair value of these liabilities.
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
The following table summarizes changes to the related party payables, a recurring Level 3 measurement, for the nine-month periods ended September 30, 2019 and 2018, respectively:

Related Party Payable Rollforward:	Balance

Balance, December 31, 2017	$98,925
Payments of related party payable	(19,261)
Fair value adjustments (1)	(18,468)
Expiration of warrants	(2,167)
Disposition of the pediatric assets	(20,337)
Balance, September 30, 2018	$38,692

Balance, December 31, 2018	$28,840
Payments of related party payable	(10,014)
Fair value adjustments (1)	2,880
Balance, September 30, 2019	$21,706
(1) Fair value adjustments are reported as changes in fair value of related party contingent consideration and other expense - changes in fair value of related party payable in the unaudited condensed consolidated statements of loss.

NOTE 11: Long-Term Debt
Long-term debt is summarized as follows:

	September 30, 2019	December 31, 2018
Principal amount of 4.50% exchangeable senior notes due 2023	$143,750	$143,750
Less: debt discount and issuance costs, net	(23,618)	(28,059)
Net carrying amount of liability component	120,132	115,691
Other debt	35	149
Subtotal	120,167	115,840
Less: current maturities	(35)	(106)
Long-term debt	$120,132	$115,734

Equity component:
Equity component of exchangeable notes, net of issuance costs	$(26,699)	$(26,699)

NOTE 12: Income Taxes
The components of loss before income taxes are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Loss Before Income Taxes:	2019	2018	2019	2018

Ireland	$(14,302)	$(18,314)	$(36,625)	$(34,203)
United States	5,952	1,773	12,309	(1,043)
France	1,720	79	(2,530)	441
Total loss before income taxes	$(6,630)	$(16,462)	$(26,846)	$(34,805)

The items accounting for the difference between the income tax provision computed at the statutory rate and the Company’s effective tax rate are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Income Tax Rate Reconciliation:	2019	2018	2019	2018

Statutory tax rate	12.5%	12.5%	12.5%	12.5%
International tax rates differential	(4.3)%	7.0%	4.1%	6.9%
Change in valuation allowance	(31.1)%	(18.3)%	(27.0)%	(14.9)%
Change in fair value of nondeductible contingent consideration	4.1%	8.7%	(0.1)%	9.9%
Nondeductible stock-based compensation	—%	(3.5)%	(0.2)%	(2.6)%
Unrecognized tax benefits	(8.8)%	(3.5)%	(3.3)%	(3.1)%
State and local income taxes, net of federal	(0.2)%	0.1%	(0.2)%	0.2%
Nondeductible interest expense	(4.5)%	—%	(2.6)%	—%
Other	(1.3)%	1.2%	3.1%	0.8%
Effective income tax rate	(33.6)%	4.2%	(13.7)%	9.7%

Income tax benefit - at statutory tax rate	$(829)	$(2,058)	$(3,355)	$(4,351)
International tax rates differential	283	(1,153)	(1,108)	(2,394)
Change in valuation allowance	2,059	3,007	7,242	5,188
Change in fair value of nondeductible contingent consideration	(270)	(1,431)	33	(3,436)
Nondeductible stock-based compensation	1	578	50	914
Unrecognized tax benefits	581	578	873	1,086
State and local income taxes, net of federal	14	(13)	41	(70)
Nondeductible interest expense	299	—	709	—
Other	96	(199)	(844)	(297)
Income tax provision (benefit) - at effective income tax rate	$2,234	$(691)	$3,641	$(3,360)

The income tax provision was $2,234 for the three months ended September 30, 2019 and a benefit of $691 for the three months ended September 30, 2018. The increase in the income tax provision for the three months ended September 30, 2019 is primarily the result of a decrease in the amount of nontaxable gain from the revaluation of contingent consideration and an increase in the amount of valuation allowances recorded on foreign income tax losses.

The income tax provision was $3,641 for the nine months ended September 30, 2019 and a benefit of $3,360 for the nine months ended September 30, 2018. The increase in the income tax provision for the nine months ended September 30, 2019 is primarily the result of a decrease the amount of nontaxable gain from the revaluation of contingent consideration and an increase in the amount of valuation allowances recorded on foreign income tax losses.

The IRS commenced an examination of the Company's U.S. income tax returns for 2016 and 2017 during the second quarter 2019.

NOTE 13: Other Assets and Liabilities
Various other assets and liabilities are summarized as follows:

Prepaid Expenses and Other Current Assets:	September 30, 2019	December 31, 2018

Valued-added tax recoverable	$807	$1,378
Prepaid and other expenses	2,757	2,145
Guarantee from Armistice (see Note 14)	560	534
Income tax receivable	594	921
Research and development tax credit receivable	270	283
Short-term deposit	—	3,350
Other	175	225
Total	$5,163	$8,836

Other Non-Current Assets:	September 30, 2019	December 31, 2018

Deferred tax assets, net	$21,636	$23,029
Long-term deposits	1,477	1,477
Guarantee from Armistice (see Note 14)	5,271	5,697
Right of use assets at contract manufacturing organizations	6,494	5,894
Other	49	49
Total	$34,927	$36,146

Accrued Expenses	September 30, 2019	December 31, 2018

Accrued compensation	$2,322	$3,971
Accrued social charges	482	1,009
Accrued restructuring (see Note 15)	1,737	879
Customer allowances	6,244	6,541
Accrued contract research organization charges	3,389	1,000
Accrued contract manufacturing organization costs	1,284	2,028
Accrued contract sales organization and marketing costs	—	3,469
Other	1,559	2,798
Total	$17,017	$21,695

Other Non-Current Liabilities:	September 30, 2019	December 31, 2018

Provision for retirement indemnity	$—	$1,024
Customer allowances	923	1,352
Unrecognized tax benefits	7,717	5,315
Guarantee to Deerfield (see Note 14)	5,289	5,717
Other	43	594
Total	$13,972	$14,002

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

Effective October 25, 2019, Cerecor and Avadel Ireland agreed to terminate the License and Development Agreement.

Deerfield Guarantee

In connection with the closing under the Purchase Agreement, the Company and Holdings provided their guarantee (the “Deerfield Guarantee”) in favor of Deerfield. Under the Deerfield Guarantee, the Company and Holdings guaranteed to Deerfield the payment by Cerecor of the Assumed Obligations under the Membership Interest Purchase Agreement between the Company and Deerfield dated February 5, 2016. The Assumed Obligations include (i) a quarterly payment of $263 beginning in July 2018 and ending in October 2020, amounting to an aggregate payment obligation of $2,625; (ii) a payment in January 2021 of $15,263; and (iii) a quarterly royalty payment of 15% on net sales of the FSC products through February 6, 2026 (“FSC Product Royalties”), in an aggregate amount of up to approximately $10,300. In addition, under the Deerfield Guarantee, the Company and Holdings guaranteed that Deerfield would receive certain minimum annual FSC Product Royalties through February 6, 2026 (the “Minimum Royalties”). Given the Company’s explicit guarantee to Deerfield, the Company recorded the guarantee in accordance with ASC 460. A valuation was performed, which was based largely on an analysis of the potential timing of each possible cash outflow described above and the likelihood of Cerecor’s default on such payments assuming an S&P credit rating of CCC+. The result of this valuation identified a guarantee liability of $6,643. This liability is being amortized proportionately based on undiscounted cash outflows through the remainder of the contract with Deerfield. At September 30, 2019, the carrying value of this liability was $5,851.

Armistice Guarantee

In connection with the closing under the Purchase Agreement, Armistice Capital Master Fund, Ltd., the then majority shareholder of Cerecor, guaranteed to Holdings the payment by Cerecor of the Assumed Obligations, including the Minimum Royalties. A valuation of the guarantee asset was performed in accordance with ASC 460 and a guarantee asset of $6,620 was recorded. This asset is being amortized proportionately based on undiscounted cash outflows through the remainder of the contract with Deerfield noted above. At September 30, 2019, the carrying value of this asset was $5,831.

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

Recent Updates to Guarantees
On October 10, 2019 Cerecor entered into a purchase and sale agreement with a Aytu BioScience, Inc (“Buyer”) pursuant to which the Buyer will purchase certain assets from Cerecor and assume certain of Cerecor’s liabilities, including all of Cerecor’s liabilities assumed as part of the Purchase Agreement noted above. As part of this transaction, on November 1, 2019, Armistice has agreed to deposit $15,000 in an escrow account governed by an escrow agreement between Armistice and Deerfield having the purpose of securing the $15,000 balloon payment due January 2021 as part of the Membership Interest Purchase Agreement. As part of the Cerecor transaction with the buyer, Deerfield contractually acknowledges and agrees that they will seek payment from the escrow funds before requesting payment from the Company pursuant to the Deerfield Guarantee discussed above. As a result, the Company is in process of assessing the impact this escrow deposit has on the fair values of the guarantees and will adjust such carrying values in the quarter ending December 31, 2019.

The net impact of this transaction was not material to the unaudited condensed consolidated statements of loss.

NOTE 15: Restructuring Costs
2019 French Restructuring
During the second quarter of 2019, the Company initiated a plan to substantially reduce all of its workforce at its Vénissieux, France site (“2019 French Restructuring”). This reduction is an effort to align the Group’s cost structure with our ongoing and future planned projects. The reduction in workforce is projected to be substantially complete by the end of calendar year 2019, and to result in employee severance, benefits and other costs of up to approximately $3,500, which are likely to be recognized through December 31, 2019. Restructuring charges associated with this plan of $1,259 and $3,198 were recognized during the three and nine months ended September 30, 2019. Included in the 2019 French Restructuring charges of $3,198 were charges for employee severance, benefits and other costs of $2,774, a charge of $598 related to fixed asset impairment, a charge of $826 related to the early termination penalty related to the office lease termination (see Note 9: Leases) as well as a benefit of $1,000 related to the reversal of the French retirement indemnity obligation.
The following table sets forth activities for the Company’s cost reduction plan obligations for the three and nine months ended September 30, 2019:

2019 French Restructuring Obligation:	2019

Balance of restructuring accrual at January 1,	$—
Charges for employee severance, benefits and other costs	2,774
Payments	(1,837)
Foreign currency impact	(42)
Balance of restructuring accrual at September 30,	$895
The 2019 French Restructuring liabilities of $884 and $11 are included in the unaudited condensed consolidated balance sheet in accrued expenses and accounts payable at September 30, 2019, respectively.

2019 Corporate Restructuring

During the first quarter of 2019, the Company announced a plan to reduce its Corporate workforce by more than 50% (“2019 Corporate Restructuring”). The reduction in workforce is primarily a result of the exit of Noctiva during the first quarter of 2019 (see Note 3: Subsidiary Bankruptcy and Deconsolidation), as well as an effort to better align the Company’s remaining cost structure at our U.S. and Ireland locations with our ongoing and future planned projects. The reduction in workforce is projected to be substantially complete by the end of calendar year 2019, and to result in employee severance, benefits and other costs of up to approximately $3,000, which are likely to be recognized through December 31, 2019. The restructuring charges associated with this plan of $607 and $1,570 were recognized during the three and nine months ended September 30, 2019, respectively. Included in the 2019 Corporate Restructuring expense of $607 for the three months ended September 30, 2019 were charges for employee severance, benefit and other costs. Included in the 2019 Corporate Restructuring charges of $1,570 for the nine months ended September 30, 2019, were charges for employee severance, benefit and other costs of $2,966, as well as a benefit of $1,396 related to share based compensation forfeitures related to the employees affected by the global reduction in workforce.

The following table sets forth activities for the Company’s cost reduction plan obligations for the nine months ended September 30, 2019:

2019 Corporate Restructuring Obligation:	2019

Balance of restructuring accrual at January 1,	$—
Charges for employee severance, benefits and other costs	2,966
Payments	(2,113)
Balance of restructuring accrual at September 30,	$853
2019 Corporate Restructuring liabilities of $853 are included in the unaudited condensed consolidated balance sheet in accrued expenses at September 30, 2019.
2017 French Restructuring
During the first quarter of 2017, the Company announced a plan to reduce its workforce at the Venissieux, France site by approximately 50% (“2017 French Restructuring”).  This reduction was an effort to align the Company’s cost structure with our ongoing and future planned projects. In July 2017, the Company completed negotiations with the works council for our French operations and received approval from the French Labor Commission (DIRECCTE) to implement the plan. The reduction was substantially complete at September 30, 2019. The 2017 French restructuring costs for the three months ended September 30, 2019 and 2018 were immaterial. The 2017 French Restructuring income of $168 and restructuring charges of $268 were recognized during the nine months ended September 30, 2019 and 2018, respectively. The following table sets forth activities for the Company’s cost reduction plan obligations for the nine months ended September 30, 2019 and 2018:

2017 French Restructuring Obligation:	2019	2018

Balance of restructuring accrual at January 1,	$879	$1,000
Charges for employee severance, benefits and other	(168)	268
Payments	(663)	(668)
Foreign currency impact	(10)	(19)
Balance of restructuring accrual at September 30,	$38	$581
The 2017 French Restructuring accrual is included in the unaudited condensed consolidated balance sheet in other non-current liabilities at September 30, 2019 and 2018.

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

A reconciliation of basic and diluted net loss per share, together with the related shares outstanding in thousands is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Loss Per Share:	2019	2018	2019	2018

Net loss	$(8,864)	$(15,771)	$(30,487)	$(31,445)

Weighted average shares:
Basic shares	37,436	36,904	37,382	37,410
Effect of dilutive securities—employee and director equity awards outstanding and 2023 Notes	—	—	—	—
Diluted shares	37,436	36,904	37,382	37,410

Net loss per share - basic	$(0.24)	$(0.43)	$(0.82)	$(0.84)
Net loss per share - diluted	$(0.24)	$(0.43)	$(0.82)	$(0.84)

Potential common shares of 19,544 and 18,742 were excluded from the calculation of weighted average shares for the three months ended September 30, 2019 and 2018, respectively, because their effect was considered to be anti-dilutive. Potential common shares of 20,512 and 16,647 were excluded from the calculation of weighted average shares for the nine months ended September 30, 2019 and 2018, respectively. For the three and nine months ended September 30, 2019 and 2018, the effects of dilutive securities were entirely excluded from the calculation of net loss per share as a net loss was reported in this period.

NOTE 17: Comprehensive Loss
The following table shows the components of accumulated other comprehensive loss for the three and nine months ended September 30, 2019 and 2018, respectively, net of tax effects:

	Three Months Ended September 30,		Nine Months Ended September 30,
Accumulated Other Comprehensive Loss:	2019	2018	2019	2018

Foreign currency translation adjustment:
Beginning balance	$(23,720)	$(23,435)	$(23,621)	$(23,202)
Net other comprehensive loss	(210)	(60)	(309)	(293)
Balance at September 30,	$(23,930)	$(23,495)	$(23,930)	$(23,495)

Unrealized gain (loss) on marketable debt securities, net
Beginning balance	$872	$(224)	$205	$(64)
Net other comprehensive income (loss), net of ($5), ($18), ($46) and ($88) tax, respectively	86	68	753	(92)
Balance at September 30,	$958	$(156)	$958	$(156)
Accumulated other comprehensive loss at September 30,	$(22,972)	$(23,651)	$(22,972)	$(23,651)

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

The following table presents a summary of total revenues by these products:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues by Product:	2019	2018	2019	2018

Bloxiverz	$1,466	$3,656	$6,392	$16,691
Vazculep	8,786	8,759	27,669	33,097
Akovaz	4,208	5,991	13,946	28,083
Other	(231)	1,420	213	4,232
Total product sales	14,229	19,826	48,220	82,103
License revenue	—	—	—	246
Total revenues	$14,229	$19,826	$48,220	$82,349

NOTE 19: Commitments and Contingencies
Litigation
The Company is subject to potential liabilities generally incidental to our business arising out of present and future lawsuits and claims related to product liability, personal injury, contract, commercial, intellectual property, tax, employment, compliance and other matters that arise in the ordinary course of business. The Company accrues for potential liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. At September 30, 2019 and December 31, 2018, there were no contingent liabilities with respect to any litigation, arbitration or administrative or other proceeding that are reasonably likely to have a material adverse effect on the Company’s unaudited condensed consolidated financial position, results of operations, cash flows or liquidity.

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

Material Commitments
Due to the Chapter 11 bankruptcy case of Specialty Pharma, the Company’s various commitments to purchase finished product from suppliers has changed from what was included in Part II, Item 8 of the Company’s 2018 Annual Report on Form 10-K. As of September 30, 2019, commitments for these arrangements, at maximum quantities and at contractual prices over the remaining life of the contract, and excluding any waived commitments, are as follows for the years ended December 31:

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
Avadel is developing FT218, an investigational once-nightly formulation of sodium oxybate based on its propriety Micropump® drug delivery technology, for the treatment of EDS and cataplexy in patients suffering from narcolepsy. FT218 is currently being evaluated in a Phase 3 clinical trial called REST-ON. In addition, the Company submitted a new drug application (“NDA”) in March 2019 on a fourth sterile injectable drug which we refer to as AV001, for use in the hospital setting. AV001, if approved, could contribute revenues to Avadel starting in 2020. In May 2019, the FDA accepted the NDA for AV001, with a Prescription Drug User Fee Act (PDUFA) target action date of December 15, 2019.
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

In preparation for a clinical trial of FT218, Avadel reached an agreement with the FDA for the design and planned analysis of our pivotal Phase 3 study, Rest-On through a Special Protocol Assessment (“SPA”). A SPA is an acknowledgment by the FDA that the design and planned analysis of a pivotal clinical trial adequately addresses the objectives necessary to support a regulatory submission. Pursuant to the SPA, in December 2016, Avadel initiated patient enrollment and dosing for the Rest-On clinical trial to assess the safety and efficacy of a once-nightly formulation of FT218 for the treatment of EDS and cataplexy in patients suffering from narcolepsy. The study is a randomized, double-blind, placebo-controlled study of 264 patients being conducted in 45 to 55 clinical sites in the U.S., Canada, Western Europe and Australia. Avadel believes that, if successful, this study could demonstrate improved efficacy, safety and patient satisfaction over the current primary product serving this market, which is a twice nightly sodium oxybate formulation, for which the marketer has forecasted revenues of approximately $1.6 billion for the year ended December 31, 2019.

In September 2019, the Company announced that the FDA agreed to the Company’s proposed amendments to the statistical analysis plan and protocol under its SPA for FT218, resulting in a lower sample size needed to demonstrate significance for both excessive daytime sleepiness and cataplexy in narcolepsy patients. No modifications were made to the fundamental design of the study, including the primary or secondary endpoints, dosing scheme or duration of the study, and the SPA remains intact. The study will now target enrolling 205 patients. Based on this updated target size and current enrollment, the Company expects to complete enrollment by the end of 2019 and have topline data in the second quarter of 2020.

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
Unapproved Marketed Drug (“UMD”) Products
In 2006, the FDA issued its Marketed Unapproved Drugs - Compliance Policy Guide with the intention to incentivize pharmaceutical companies to pursue approvals for pharmaceutical products, many of which pre-date the establishment of the FDA. Although in most cases these products are not protected by patents or similar intellectual property, the FDA’s Compliance Policy Guide dictates that should the FDA approve a new drug application for any such products via a 505(b)(2) process, the FDA will remove competing unapproved manufacturers until a generic application is approved. Avadel believes that over a thousand unapproved drugs are marketed in the United States today and, while many of these products are outdated therapies, we strategically evaluate those UMD products that are more commonly used as candidates for possible future FDA approval and marketing under our UMD program.
To date, Avadel has received FDA approvals for three UMD products which we currently market under the brand names Bloxiverz® (neostigmine methylsulfate injection), Vazculep® (phenylephrine hydrochloride injection) and Akovaz® (ephedrine sulfate injection).

Additional UMD Products. Avadel is developing and intends to seek FDA approval of an NDA for AV001, a sterile injectable product for use in the hospital setting. If the NDA is approved, AV001 could contribute revenues to Avadel starting in 2020. The Company submitted the NDA in March 2019, and it was originally granted Priority Review status by the FDA resulting in a six-month review period with an initial assigned PDUFA target date of September 15, 2019. However, on July 31, 2019, the Company received notification that the FDA extended the PDUFA date to December 15, 2019. This extension relates to recent submissions the Company made in response to FDA requests for additional analytical information. The FDA determined that these submissions constitute a major amendment and will require additional time to review. The Company believes that this three-month extension should not impact the launch timeline, which is still anticipated for early 2020. In addition, Avadel continues to monitor and evaluate other UMDs with large existing markets and limited competition for feasibility of possible future NDAs. Avadel believes its strategy to create opportunities to commercialize UMD products in markets with a limited number of competitors may have a limited number of opportunities given the lack of patent protection from competition. Avadel believes this shorter-term strategy may provide us with near term revenue growth and provide cash flows that can be used to fund R&D and inorganic initiatives for the development of FT218 and, perhaps, other products.

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

Financial Highlights

Highlights of our consolidated results for the three and nine months ended September 30, 2019 are as follows:

•
Revenue was $14,229 and $48,220 for the three and nine months ended September 30, 2019, respectively, compared to $19,826 and $82,349 in the same periods last year, respectively. This year over year decrease was primarily the result of increased competition driving lower prices as noted above in our discussion of Key Business Trends and Highlights. We experienced price and unit volume declines across all our hospital products due to additional competition.

•
Operating loss was $4,147 and $16,765 for the three and nine months ended September 30, 2019, respectively, compared to operating loss of $14,095 and $29,505 and for the same periods last year, respectively. The decrease in operating loss for the three months ended September 30, 2019 was largely driven by lower selling, general and administrative (SG&A) expenses of $19,513 driven by the exit of Noctiva, partially offset by higher expense related to the changes in fair value of related party contingent consideration of $7,742 and lower gross margin of $5,300. The primary reasons for the decrease in operating loss for the nine months ended September 30, 2019 were (i) a $54,639 decline in SG&A expense and (ii) a $8,083 decline in research and development expense, partially offset by (iii) a $30,616 decline in gross margin (i.e., total revenues minus cost of products) and (iv) a $19,420 increase in expense related to the changes in fair value of related party contingent consideration.

•
Net loss was $8,864 and $30,487 for the three and nine months ended September 30, 2019, respectively, compared to net loss of $15,771 and $31,445 in the same periods last year, respectively. Included in the net loss during the nine months ended September 30, 2019 was a loss on the deconsolidation of Avadel Specialty Pharmaceuticals, LLC (“Specialty Pharma”) of $2,840. As a result of Avadel Specialty Pharmaceuticals, LLC bankruptcy filing on February 6, 2019, the Company concluded that it no longer controls the operations of this subsidiary and accordingly deconsolidated this subsidiary.

•
Diluted net loss per share was $0.24 and $0.82 for the three and nine months ended September 30, 2019, respectively, compared to diluted net loss per share of $0.43 and $0.84 in the same period last year, respectively.

•	Cash and marketable securities decreased $27,461 to $72,454 at September 30, 2019, from $99,915 at December 31, 2018. This decrease was largely driven from $30,072 use of cash in operations.

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
Results of Operations
The following is a summary of our financial results (in thousands, except per share amounts) for the three months ended September 30, 2019 and 2018, respectively:

			Three Months Ended
	Three Months Ended September 30,		Increase / (Decrease)
			2019 vs. 2018
Comparative Statements of Loss	2019	2018	$	%

Product sales	$14,229	$19,826	$(5,597)	(28.2)%
Total revenues	14,229	19,826	(5,597)	(28.2)%
Operating expenses:
Cost of products	2,823	3,120	(297)	(9.5)%
Research and development expenses	7,539	11,402	(3,863)	(33.9)%
Selling, general and administrative expenses	5,316	24,829	(19,513)	(78.6)%
Intangible asset amortization	205	1,620	(1,415)	(87.3)%
Changes in fair value of related party contingent consideration	627	(7,115)	7,742	108.8%
Restructuring costs	1,866	65	1,801	2,770.8%
Total operating expenses	18,376	33,921	(15,545)	(45.8)%
Operating loss	(4,147)	(14,095)	9,948	70.6%
Investment and other income, net	781	208	573	275.5%
Interest expense	(3,125)	(3,000)	(125)	(4.2)%
Other (expense) income - changes in fair value of related party payable	(139)	425	(564)	(132.7)%
Loss before income taxes	(6,630)	(16,462)	9,832	59.7%
Income tax provision (benefit)	2,234	(691)	2,925	423.3%
Net loss	$(8,864)	$(15,771)	$6,907	43.8%
Net loss per share - diluted	$(0.24)	$(0.43)	$0.19	44.2%

The following is a summary of our financial results (in thousands, except per share amounts) for the nine months ended September 30, 2019 and 2018, respectively:

			Six Months Ended
	Nine Months Ended September 30,		Increase / (Decrease)
			2019 vs. 2018
Comparative Statements of Loss	2019	2018	$	%

Product sales	$48,220	$82,103	$(33,883)	(41.3)%
License revenue	—	246	(246)	(100.0)%
Total revenues	48,220	82,349	(34,129)	(41.4)%
Operating expenses:
Cost of products	9,711	13,224	(3,513)	(26.6)%
Research and development expenses	25,160	33,243	(8,083)	(24.3)%
Selling, general and administrative expenses	22,520	77,159	(54,639)	(70.8)%
Intangible asset amortization	610	4,996	(4,386)	(87.8)%
Changes in fair value of related party contingent consideration	2,384	(17,036)	19,420	114.0%
Restructuring costs	4,600	268	4,332	1,616.4%
Total operating expenses	64,985	111,854	(46,869)	(41.9)%
Operating loss	(16,765)	(29,505)	12,740	43.2%
Investment and other income, net	2,548	845	1,703	201.5%
Interest expense	(9,293)	(7,577)	(1,716)	(22.6)%
Loss on deconsolidation of subsidiary	(2,840)	—	(2,840)	n/a
Other (expense) income - changes in fair value of related party payable	(496)	1,432	(1,928)	(134.6)%
Loss before income taxes	(26,846)	(34,805)	7,959	22.9%
Income tax provision (benefit)	3,641	(3,360)	7,001	208.4%
Net loss	$(30,487)	$(31,445)	$958	3.0%
Net loss per share - diluted	$(0.82)	$(0.84)	$0.02	2.4%
The revenues for each of the Company’s significant products for the three months ended September 30, 2019 and 2018 were as follows:

			Three Months Ended
	Three Months Ended September 30,		Increase / (Decrease)
			2019 vs. 2018
Revenues:	2019	2018	$	%

Bloxiverz	$1,466	$3,656	$(2,190)	(59.9)%
Vazculep	8,786	8,759	27	0.3%
Akovaz	4,208	5,991	(1,783)	(29.8)%
Other	(231)	1,420	(1,651)	(116.3)%
Product sales	14,229	19,826	(5,597)	(28.2)%
License revenue	—	—	—	n/a
Total revenues	$14,229	$19,826	$(5,597)	(28.2)%

Total revenues were $14,229 for the three months ended September 30, 2019, compared to $19,826 for the same prior year period. Bloxiverz’s revenue declined $2,190 in the current quarter when compared to the same prior year period primarily due to lower net selling price and lower unit volumes sold driven largely by new competition which entered the market driving price and unit volumes lower. Vazculep’s revenue remained flat during the quarter when compared to the prior year period due primarily to slightly higher pricing, offset by lower volumes. Akovaz’s revenue declined $1,783 driven largely by lower net selling price due to new competition which entered the market driving lower prices. The decrease of other revenue is driven by lower net product sales related to Noctiva, as it was deconsolidated in February 2019.

The revenues for each of the Company’s significant products for the nine months ended September 30, 2019 and 2018 were as follows:

			Six Months Ended
	Nine Months Ended September 30,		Increase / (Decrease)
			2019 vs. 2018
Revenues:	2019	2018	$	%

Bloxiverz	$6,392	$16,691	$(10,299)	(61.7)%
Vazculep	27,669	33,097	(5,428)	(16.4)%
Akovaz	13,946	28,083	(14,137)	(50.3)%
Other	213	4,232	(4,019)	(95.0)%
Product sales	48,220	82,103	(33,883)	(41.3)%
License revenue	—	246	(246)	(100.0)%
Total revenues	$48,220	$82,349	$(34,129)	(41.4)%
Total revenues were $48,220 for the nine months ended September 30, 2019, compared to $82,349 for the same prior year period. Bloxiverz’s revenue declined $10,299 when compared to the same period last year, primarily due to lower unit volumes and net selling prices driven largely by new competitors that entered the market. Vazculep’s revenue declined $5,428 compared to the same period last year, due primarily to lower unit volumes and net selling prices driven largely by new competitors that entered the market. Akovaz’s revenue declined $14,137 driven by lower unit volumes and net selling prices driven largely by new competitors that entered the market. The decrease in other revenues during the nine months ended September 30, 2019 is driven by the deconsolidation of Specialty Pharma on February 6, 2019 as well as a reduction in revenue related to the February 2018 divestiture of the pediatric products.

			Three Months Ended
	Three Months Ended September 30,		Increase / (Decrease)
			2019 vs. 2018
Cost of Products:	2019	2018	$	%

Cost of products	$2,823	$3,120	$(297)	(9.5)%
Percentage of total revenues	19.8%	15.7%

Cost of products decreased $297 or 9.5% during the three months ended September 30, 2019 compared to the same prior year period. As a percentage of total revenue, cost of products sold was higher than the prior year period due to lower net selling prices of the Company’s hospital products.

			Six Months Ended
	Nine Months Ended September 30,		Increase / (Decrease)
			2019 vs. 2018
Cost of Products:	2019	2018	$	%

Cost of products	$9,711	$13,224	$(3,513)	(26.6)%
Percentage of total revenues	20.1%	16.1%
Cost of products decreased $3,513 or 26.6% during the nine months ended September 30, 2019 compared to the same prior year period driven by lower sold units. As a percentage of total revenue, cost of products sold was higher than the prior year period primarily due to lower net selling prices of the Company’s hospital products.

			Three Months Ended
	Three Months Ended September 30,		Increase / (Decrease)
			2019 vs. 2018
Research and Development Expenses:	2019	2018	$	%

Research and development expenses	$7,539	$11,402	$(3,863)	(33.9)%
Percentage of total revenues	53.0%	57.5%

Research and development expenses decreased $3,863 or 33.9% during the three months ended September 30, 2019 as compared to the same period in 2018. This decline was a result of $600 of lower spending associated with the exit of Noctiva, lower payroll, benefits and share-based compensation of $1,100 due to the 2019 Corporate and French restructuring plans and $2,200 of cost reductions at the Company’s Lyon, France R&D center. The Company continues to invest a substantial portion of R&D in its FT218 development program.

			Six Months Ended
	Nine Months Ended September 30,		Increase / (Decrease)
			2019 vs. 2018
Research and Development Expenses:	2019	2018	$	%

Research and development expenses	$25,160	$33,243	$(8,083)	(24.3)%
Percentage of total revenues	52.2%	40.4%
Research and development expenses decreased $8,083 or 24.3% during the nine months ended September 30, 2019 as compared to the same period in 2018. This decline was a result of $2,600 of lower spending associated with the exit of Noctiva, lower payroll, benefits and share-based compensation of $2,000 related to the 2019 Corporate and French restructuring plans and $3,400 of cost reductions at the Company’s Lyon, France R&D center. The Company continues to invest a substantial portion of R&D in its FT218 development program.

			Three Months Ended
	Three Months Ended September 30,		Increase / (Decrease)
			2019 vs. 2018
Selling, General and Administrative Expenses:	2019	2018	$	%

Selling, general and administrative expenses	$5,316	$24,829	$(19,513)	(78.6)%
Percentage of total revenues	37.4%	125.2%

Selling, general and administrative expenses decreased $19,513 or 78.6% during the three months ended September 30, 2019 as compared to the same prior year period. This decrease was primarily due to a decrease of $16,000 of sales and marketing costs related to the exit of Noctiva that was incurred during the three months ended September 30, 2018. Also contributing to the decrease is lower other payroll and share-based compensation of $2,700 due to reduced headcount as a result of the 2019 Corporate and French restructuring plans.

			Six Months Ended
	Nine Months Ended September 30,		Increase / (Decrease)
			2019 vs. 2018
Selling, General and Administrative Expenses:	2019	2018	$	%

Selling, general and administrative expenses	$22,520	$77,159	$(54,639)	(70.8)%
Percentage of total revenues	46.7%	93.7%
Selling, general and administrative expenses decreased $54,639 or 70.8% during the nine months ended September 30, 2019 as compared to the same prior year period. This decrease was primarily due to a decrease of $44,200 of sales and marketing costs related to the exit of Noctiva during the first quarter 2019 as well as $2,700 of decreased costs due to the 2018 divestiture of the pediatric products. Also contributing to the decrease is lower other payroll and share-based compensation of $7,700 due to reduced headcount as a result of the 2019 Corporate and French restructuring plans.

			Three Months Ended
	Three Months Ended September 30,		Increase / (Decrease)
			2019 vs. 2018
Intangibles Asset Amortization:	2019	2018	$	%

Intangible asset amortization	$205	$1,620	$(1,415)	(87.3)%
Percentage of total revenues	1.4%	8.2%

Intangible asset amortization expense decreased $1,415 or 87.3% during the three months ended September 30, 2019 driven by the impairment of the intangible asset related to Noctiva at December 31, 2018.

			Six Months Ended
	Nine Months Ended September 30,		Increase / (Decrease)
			2019 vs. 2018
Intangibles Asset Amortization:	2019	2018	$	%

Intangible asset amortization	$610	$4,996	$(4,386)	(87.8)%
Percentage of total revenues	1.3%	6.1%
Intangible asset amortization expense decreased $4,386 or 87.8% during the nine months ended September 30, 2019 driven by the impairment of the intangible asset related to Noctiva at December 31, 2018.

			Three Months Ended
	Three Months Ended September 30,		Increase / (Decrease)
			2019 vs. 2018
Changes in Fair Value of Related Party Contingent Consideration:	2019	2018	$	%

Changes in fair value of related party contingent consideration	$627	$(7,115)	$7,742	108.8%
Percentage of total revenues	4.4%	(35.9)%

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

As a result of changes in the underlying assumptions used to determine the estimated fair values of our acquisition-related contingent consideration earn-out payments - Éclat, we recorded a gain of $627 and expense of $7,115 and increased/lowered the fair value of the acquisition-related contingent consideration earn-out payments - Éclat for the three months ended September 30, 2019 and 2018, respectively. As noted in our critical accounting estimates included in the 2018 Form 10-K, there are numerous assumptions and estimates we use when determining the fair value of the acquisition-related earn-out payments - Éclat. These assumptions include estimates of pricing, market size, the market share the related products are forecast to achieve, the cost of goods related to such products and an appropriate discount rate to use when present valuing the related cash flows.

For the three months ended September 30, 2019, as a result of changes to these estimates when compared to the same estimates at June 30, 2019, we recorded an increase in the fair value of our contingent consideration liabilities due to changes in certain underlying market conditions of the acquisition-related contingent consideration earn-out payments - Éclat.

For the three months ended September 30, 2018, as a result of changes to these estimates when compared to the same estimates at June 30, 2018, we recorded a decrease in the fair value of our contingent consideration liabilities, largely due to changes in certain underlying market conditions of the acquisition-related contingent consideration earn-out payments - Éclat.

			Six Months Ended
	Nine Months Ended September 30,		Increase / (Decrease)
			2019 vs. 2018
Changes in Fair Value of Related Party Contingent Consideration:	2019	2018	$	%

Changes in fair value of related party contingent consideration	$2,384	$(17,036)	$19,420	114.0%
Percentage of total revenues	4.9%	(20.7)%

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

As a result of changes in the underlying assumptions used to determine the estimated fair values of our acquisition-related contingent consideration earn-out payments - Éclat, we recorded an expense of $2,384 and a gain of $17,036 and increased/lowered the fair value of the acquisition-related contingent consideration earn-out payments - Éclat for the nine months ended September 30, 2019 and 2018, respectively. As noted in our critical accounting estimates included in the 2018 Form 10-K, there are numerous assumptions and estimates we use when determining the fair value of the acquisition-related earn-out payments - Éclat. These assumptions include estimates of pricing, market size, the market share the related products are forecast to achieve, the cost of goods related to such products and an appropriate discount rate to use when present valuing the related cash flows.

For the nine months ended September 30, 2019, as a result of changes to these estimates when compared to the same estimates at December 31, 2018, we recorded an increase in the fair value of our contingent consideration liabilities due to changes in certain underlying market conditions of the acquisition-related contingent consideration earn-out payments - Éclat.

For the nine months ended September 30, 2018, as a result of changes to these estimates when compared to the same estimates at December 31, 2017, we recorded a decrease in the fair value of our contingent consideration liabilities, largely due to changes in certain underlying market conditions of the acquisition-related contingent consideration earn-out payments - Éclat.

			Three Months Ended
	Three Months Ended September 30,		Increase / (Decrease)
			2019 vs. 2018
Restructuring Costs	2019	2018	$	%

Restructuring costs	$1,866	$65	$1,801	2,770.8%
Percentage of total revenues	13.1%	0.3%

During the first quarter of 2019, the Company announced a plan to reduce its Corporate workforce at our U.S. and Ireland sites by more than 50%. This reduction is an effort to align the Company’s cost structure with its ongoing and future planned projects and revenue stream. Additionally, during the second quarter of 2019, the Company announced a plan to reduce its French workforce.  This reduction is an effort to align the Company’s cost structure with our ongoing and future planned projects. See Note 15: Restructuring Costs for further details. As a result of these actions, the Company recorded restructuring charges of $1,866 that are primarily related to the 2019 French and Corporate restructuring plans. These charges included severance costs and the termination payment for vacating the French office leases by the end of the year.

			Six Months Ended
	Nine Months Ended September 30,		Increase / (Decrease)
			2019 vs. 2018
Restructuring Costs	2019	2018	$	%

Restructuring costs	$4,600	$268	$4,332	1,616.4%
Percentage of total revenues	9.5%	0.3%
Restructuring charges of $4,600 were recognized during the nine months ended September 30, 2019. These charges were primarily related to the 2019 French and Corporate restructuring actions and included severance and legal costs, impairment of certain assets, the reversal of certain retirement indemnity obligations, share-based compensation and the termination payment for vacating the French office leases by the end of the year. See Note 15: Restructuring Costs for further details.

			Three Months Ended
	Three Months Ended September 30,		Increase / (Decrease)
			2019 vs. 2018
Investment and Other Income, net	2019	2018	$	%

Investment and other income, net	$781	$208	$573	275.5%
Percentage of total revenues	5.5%	1.0%
Investment and other income, net increased for the three months ended September 30, 2019 when compared to the same period in the prior year driven by the accrual of the 2018 employment tax audit in the prior year, which was paid by the Company in 2019.

			Six Months Ended
	Nine Months Ended September 30,		Increase / (Decrease)
			2019 vs. 2018
Investment and Other Income, net	2019	2018	$	%

Investment and other income, net	$2,548	$845	$1,703	201.5%
Percentage of total revenues	5.3%	1.0%
Investment and other income, net increased for the nine months ended September 30, 2019 when compared to the same period in the prior year driven by higher unrealized gains on our marketable equity securities during the current period when compared to the prior period.

			Three Months Ended
	Three Months Ended September 30,		Increase / (Decrease)
			2019 vs. 2018
Interest Expense	2019	2018	$	%

Interest expense	$3,125	$3,000	$125	4.2%
Percentage of total revenues	22.0%	15.1%
Interest expense for the three months end September 30, 2019 was largely comparable to the same period in the prior year. Interest expense represents the imputed interest on the 2023 Notes.

			Six Months Ended
	Nine Months Ended September 30,		Increase / (Decrease)
			2019 vs. 2018
Interest Expense	2019	2018	$	%

Interest expense	$9,293	$7,577	$1,716	22.6%
Percentage of total revenues	19.3%	9.2%

Interest expense increased $1,716 for the nine months end September 30, 2019 when compared to the same period in the prior year as a result of a nine months of interest recorded in 2019 versus 7.5 months of this amount in 2018 due to the 2023 Notes issued in February 2018.

			Six Months Ended
	Nine Months Ended September 30,		Increase / (Decrease)
			2019 vs. 2018
Loss on Deconsolidation of Subsidiary	2019	2018	$	%

Loss on deconsolidation of subsidiary	$(2,840)	$—	$(2,840)	n/a
Percentage of total revenues	(5.9)%	—%

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

			Three Months Ended
	Three Months Ended September 30,		Increase / (Decrease)
			2019 vs. 2018
Other (Expense) Income - Changes in Fair Value of Related Party Payable	2019	2018	$	%

Other (expense) income - changes in fair value of related party payable	$(139)	$425	$(564)	(132.7)%
Percentage of total revenues	(1.0)%	2.1%

We recorded expense of $139 and income of $425 to increase and reduce the fair value of these liabilities during the three months ended September 30, 2019 and 2018, respectively, due to the same reasons associated with the Éclat product sales forecasts as described in the section “Changes in Fair Value of Related Party Contingent Consideration” for these periods. As noted in our critical accounting estimates section included in the 2018 Form 10-K, there are a number of assumptions and estimates we use when determining the fair value of the related party payable payments. These estimates include pricing, market size, the market share the related products are forecast to achieve and an appropriate discount rate to use when present valuing the related cash flows. These estimates often do change based on changes in current market conditions, competition and other factors.

			Six Months Ended
	Nine Months Ended September 30,		Increase / (Decrease)
			2019 vs. 2018
Other (Expense) Income - Changes in Fair Value of Related Party Payable	2019	2018	$	%

Other (expense) income - changes in fair value of related party payable	$(496)	$1,432	$(1,928)	(134.6)%
Percentage of total revenues	(1.0)%	1.7%

We recorded expense of $496 and income of $1,432 to increase and reduce the fair value of these liabilities during the nine months ended September 30, 2019 and 2018, respectively, due to the same reasons associated with the Éclat product sales forecasts as described in the section “Changes in Fair Value of Related Party Contingent Consideration” for these periods. As noted in our critical accounting estimates section included in the 2018 Form 10-K, there are a number of assumptions and estimates we use when determining the fair value of the related party payable payments. These estimates include pricing, market size, the market share the related products are forecast to achieve and an appropriate discount rate to use when present valuing the related cash flows. These estimates often do change based on changes in current market conditions, competition and other factors.

			Three Months Ended
	Three Months Ended September 30,		Increase / (Decrease)
			2019 vs. 2018
Income Tax Provision (Benefit):	2019	2018	$	%

Income tax provision (benefit)	$2,234	$(691)	$2,925	423.3%
Percentage of loss before income taxes	33.7%	(4.2)%

The items accounting for the difference between the income tax provision (benefit) computed at the statutory rate and the Company’s effective tax rate for the three months ended September 30, 2019 and 2018, are as follows:

	Three Months Ended September 30,
	2019	2018

Statutory tax rate	12.5%	12.5%
International tax rates differential	(4.3)%	7.0%
Change in valuation allowance	(31.1)%	(18.3)%
Change in fair value of nondeductible contingent consideration	4.1%	8.7%
Nondeductible stock-based compensation	—%	(3.5)%
Unrecognized tax benefits	(8.8)%	(3.5)%
State and local income taxes, net of federal	(0.2)%	0.1%
Nondeductible interest expense	(4.5)%	—%
Other	(1.3)%	1.2%
Effective income tax rate	(33.6)%	4.2%

Income tax benefit - at statutory tax rate	$(829)	$(2,058)
International tax rates differential	283	(1,153)
Change in valuation allowance	2,059	3,007
Change in fair value of nondeductible contingent consideration	(270)	(1,431)
Nondeductible stock-based compensation	1	578
Unrecognized tax benefits	581	578
State and local income taxes, net of federal	14	(13)
Nondeductible interest expense	299	—
Other	96	(199)
Income tax provision (benefit) - at effective income tax rate	$2,234	$(691)

The income tax provision was $2,234 for the three months ended September 30, 2019 and a benefit of $691 for the three months ended September 30, 2018. The increase in the income tax provision for the three months ended September 30, 2019 is primarily the result of a decrease in the amount of nontaxable gain from the revaluation of contingent consideration and an increase in the amount of valuation allowances recorded on foreign income tax losses.

			Six Months Ended
	Nine Months Ended September 30,		Increase / (Decrease)
			2019 vs. 2018
Income Tax Provision (Benefit):	2019	2018	$	%

Income tax provision (benefit)	$3,641	$(3,360)	$7,001	208.4%
Percentage of loss before income taxes	13.6%	(9.7)%

The items accounting for the difference between the income tax provision (benefit) computed at the statutory rate and the Company’s effective tax rate for the six months ended September 30, 2019 and 2018, are as follows:

	Nine Months Ended September 30,
	2019	2018

Statutory tax rate	12.5%	12.5%
International tax rates differential	4.1%	6.9%
Change in valuation allowance	(27.0)%	(14.9)%
Change in fair value of nondeductible contingent consideration	(0.1)%	9.9%
Nondeductible stock-based compensation	(0.2)%	(2.6)%
Unrecognized tax benefits	(3.3)%	(3.1)%
State and local income taxes, net of federal	(0.2)%	0.2%
Nondeductible interest expense	(2.6)%	—%
Other	3.1%	0.8%
Effective income tax rate	(13.7)%	9.7%

Income tax benefit - at statutory tax rate	$(3,355)	$(4,351)
International tax rates differential	(1,108)	(2,394)
Change in valuation allowance	7,242	5,188
Change in fair value of nondeductible contingent consideration	33	(3,436)
Nondeductible stock-based compensation	50	914
Unrecognized tax benefits	873	1,086
State and local income taxes, net of federal	41	(70)
Nondeductible interest expense	709	—
Other	(844)	(297)
Income tax provision (benefit) - at effective income tax rate	$3,641	$(3,360)

The income tax provision was $3,641 for the nine months ended September 30, 2019 and a benefit of $3,360 for the nine months ended September 30, 2018. The increase in the income tax provision for the nine months ended September 30, 2019 is primarily the result of a decrease the amount of nontaxable gain from the revaluation of contingent consideration and an increase in the amount of valuation allowances recorded on foreign income tax losses.

The IRS commenced an examination of the Company's U.S. income tax returns for 2016 and 2017 during the second quarter 2019.

Liquidity and Capital Resources
The Company’s cash flows from operating, investing and financing activities, as reflected in the unaudited condensed consolidated statements of cash flows, are summarized in the following table:

			Nine Months Ended
	Nine Months Ended September 30,		Increase / (Decrease)
			2019 vs. 2018
Net cash provided by (used in):	2019	2018	$	%

Operating activities	$(30,072)	$(58,190)	$28,118	48.3%
Investing activities	33,553	(53,188)	86,741	163.1%
Financing activities	14	112,735	(112,721)	(100.0)%

Operating Activities
Net cash used in operating activities of $30,072 for the nine months ended September 30, 2019 decreased $28,118 compared to the same prior year period. This decrease in cash used in operating cash flow is due to higher cash earnings (net loss adjusted for non-cash credits and charges) of $16,943 when compared to the same period last year. The decrease in cash used in operating cash flow was also due to lower cash used for accrued expenses of $9,281 when compared to the same period last year and lower cash payments for related party contingent consideration of $8,602 during the current period when compared to the prior period.
Investing Activities
Cash provided by investing activities was $33,553 for the nine months ended September 30, 2019, was related to net cash proceeds received from the excess of sales over purchases of marketable securities. Cash used in investing activities of $53,188 during the same prior year period was related to the use of cash to purchase marketable securities in excess of sales of marketable securities. The Company also made a payment of $20,000  during the second quarter of 2018 related to the Company’s purchase of developed technology as part of the ELAA with Serenity Pharmaceuticals, LLC.
Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2019 was $14, which decreased $112,721 from the same prior year period. During the nine months ended September 30, 2018, $143,750 of cash was provided by financing activities through the issuance of the 2018 Notes. A portion of the proceeds from the offering of the 2018 Notes was used for share repurchases totaling $27,637 and to pay direct expenses of $6,190 associated with the issuance of the 2018 Notes.
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

Other Matters
Litigation
The Company is subject to potential liabilities generally incidental to our business arising out of present and future lawsuits and claims related to product liability, personal injury, contract, commercial, intellectual property, tax, employment, compliance and other matters that arise in the ordinary course of business. The Company accrues for potential liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. At September 30, 2019 and December 31, 2018, there were no contingent liabilities with respect to any litigation, arbitration or administrative or other proceeding that are reasonably likely to have a material adverse effect on the Company’s unaudited condensed consolidated financial position, results of operations, cash flows or liquidity.
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

Tax Matters. On July 2, 2019, Specialty Pharma was made aware of a $50,695 claim made by the Internal Revenue Service (IRS) as part of the bankruptcy claims process against Specialty Pharma. On October 2, 2019 the IRS amended the original claim filed in July, reducing the claim to $9,302. Specialty Pharma files its U.S. federal tax return as a member of the Company’s consolidated U.S. tax group. As such, the IRS claim was filed against Specialty Pharma in the bankruptcy proceedings due to IRS tax law requirements for joint and several liability of all members in a consolidated U.S. tax group. Both Specialty Pharma and the Company disagree with the merits of the amended IRS claim and intend to defend their positions vigorously.

Material Commitments

Due to the Chapter 11 bankruptcy case of Specialty Pharma, the Company’s various commitments to purchase finished product from suppliers has changed from what was included in Part II, Item 8 of the Company’s 2018 Annual Report on Form 10-K. As of September 30, 2019, commitments for these arrangements, at maximum quantities and at contractual prices over the remaining life of the contract, and excluding any waived commitments, are as follows for the years ended December 31:

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
ITEM 4.     CONTROLS AND PROCEDURES.
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2019, the end of the period covered by this quarterly report on Form 10-Q.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on their evaluation, as of the end of the period covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of September 30, 2019.
Changes in Internal Control over Financial Reporting
During the nine months ended September 30, 2019, as part of our restructuring initiatives described in this Quarterly Report under Item 1 “Financial Statements - Note 15 (Restructuring Costs)” and Item 2 “Management Discussion and Analysis of Results of Operations and Financial Condition - Results of Operation,” we moved all of our Irish and a portion of our French accounting operations to St. Louis, Missouri. Further, as part of these restructuring initiatives, the Company completed the outsourcing of a majority of its Information Technology resources to a third party. These moves were made in order to consolidate our accounting systems, gain efficiencies of scale, reduce costs and make internal control over financial reporting more consistent across our various entities. These moves were not made in response to any identified deficiency or weakness in the Company’s internal control over financial reporting. Other than these changes, there has been no change in our internal control over financial reporting during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
The information contained in Note 19: Commitments and Contingencies  to the Company’s unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report is incorporated by reference herein.
ITEM 1A.    RISK FACTORS.
Except as set forth below, there have been no material changes in our risk factors from those disclosed in our annual report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 15, 2019.

The trading price of our American Depositary Shares (ADSs) could fall, causing them to be delisted from trading on Nasdaq, making it more difficult for investors to sell our ADSs.

The closing price of our American Depositary Shares (ADSs) was between $1.09 and $2.05 during the period from February 26, 2019 to June 6, 2019. Under Nasdaq Listing Rules 5550 (a)(2) and 5810(c)(3)(A), if the bid price of our ADSs closes below $1.00 for 30 consecutive business days, our ADSs could be subject to delisting from Nasdaq, after a grace period of 180 calendar days to regain compliance. To regain compliance, the closing bid price of our ADSs would need to meet or exceed $1.00 for a minimum of 10 consecutive business days during the grace period. If we do not regain compliance Nasdaq would provide notice that our ADSs will be subject to delisting. While the trading prices of our ADSs are currently above $3.00, such prices have been and continue to be volatile, and there is no assurance that our ADSs would not trade below $1.00 for 30 consecutive business days in the future and be subject to Nasdaq delisting. If our ADSs were to be delisted from Nasdaq, and not listed on another national securities exchange, trading of our ADSs could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In that event, it may be more difficult to dispose of, or obtain accurate price quotations for, our ADSs, and there would likely also be a reduction in our coverage by security analysts and the news media, which could cause the price of our ADSs to decline further. As a result, the trading market for our ADSs could become limited, possibly impairing your ability to liquidate your investment in our company and causing the value of your investment to decline. Also, it may be difficult for us to raise additional capital if we are not listed on Nasdaq or another major exchange.

Although we recently announced an accelerated estimated timetable for completing our REST-ON clinical trial for FT218, we could experience unanticipated difficulties with enrolling the final patients or with other aspects of the clinical trial or the full FT218 development program, which could increase the cost of the program and further delay its completion.

Our FT218 product development program has become substantially more important to our success in the aftermath of the disappointing sales results for Noctiva and the Specialty Pharma bankruptcy filing. In September 2019, we announced FDA approval of amendments to the statistical analysis plan and protocol for our REST-ON phase 3 clinical trial for FT218, resulting in a lower sample size needed to demonstrate statistical significance. As a result of these amendments, we expect to complete enrollment in the REST-ON clinical trial by the end of 2019 and have topline data in the second quarter of 2020, which dates are earlier than we had previously estimated. As of November 12, 2019, we had enrolled 200 new patients in the REST-ON clinical trial, with an additional 5 patients needed to complete the sample size. Notwithstanding the new estimated timetable announced in September 2019, we could experience unanticipated difficulties in enrolling patients or with other aspects of the program, and as a result there is no assurance that we will complete enrollment by the end of 2019 as predicted, or that we will complete the clinical trial and collect all data before the end of the second quarter of 2020. Any such unanticipated difficulties could delay the completion of the REST-ON clinical trial and increase its cost.

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

AVADEL PHARMACEUTICALS PLC
(Registrant)

Date: November 12, 2019	By:	/s/ Michael F. Kanan
Michael F. Kanan
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)