Form 10-Q
period 2020-06-30
AVADEL PHARMACEUTICALS PLC
filed 2020-08-10
CIK 1012477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission File Number: 000-28508

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

N/A
(Former name, former address and former fiscal year, if changed since last report)
———————
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
American Depositary Shares*	AVDL	The Nasdaq Global Market
Ordinary Shares, nominal value $0.01 per share**	N/A
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

At August 6, 2020, 58,220,634 ordinary shares, nominal value $0.01 each, of the Company were outstanding.

We own various trademark registrations and applications, and unregistered trademarks, including Avadel and MicroPump.  All other trade names, trademarks and service marks of other companies appearing in this Quarterly Report are the property of their respective holders. Solely for convenience, the trademarks and trade names in this Quarterly Report may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend to use or display other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

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

•	The ability of our product candidates, if approved, to gain market acceptance;

•	Our ability to enter into strategic partnerships for the development, commercialization, manufacturing and distribution of our product candidates;

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

PART I – FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
AVADEL PHARMACEUTICALS PLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Product sales	$10,091	$17,554	$22,334	$33,991
Operating expenses:
Cost of products	3,285	3,622	5,742	6,888
Research and development expenses	4,057	10,292	9,587	17,621
Selling, general and administrative expenses	7,095	6,758	15,008	17,204
Intangible asset amortization	203	204	406	405
Changes in fair value of contingent consideration	918	(377)	3,396	1,757
Gain on sale of hospital business	(45,760)	—	(45,760)	—
Restructuring costs	24	1,506	183	2,734
Total operating (income) expense	(30,178)	22,005	(11,438)	46,609
Operating income (loss)	40,269	(4,451)	33,772	(12,618)
Investment and other (expense) income, net	(741)	950	(1,119)	1,767
Interest expense	(3,237)	(3,106)	(6,427)	(6,168)
Loss on deconsolidation of subsidiary	—	(167)	—	(2,840)
Other expense - changes in fair value of contingent consideration payable	(125)	(50)	(435)	(357)
Income (loss) before income taxes	36,166	(6,824)	25,791	(20,216)
Income tax provision (benefit)	5,292	1,781	(4,218)	1,407
Net income (loss)	$30,874	$(8,605)	$30,009	$(21,623)

Net income (loss) per share - basic	$0.57	$(0.23)	$0.63	$(0.58)
Net income (loss) per share - diluted	0.49	(0.23)	0.58	(0.58)

Weighted average number of shares outstanding - basic	54,272	37,356	47,665	37,355
Weighted average number of shares outstanding - diluted	69,942	37,356	63,083	37,355

See accompanying notes to unaudited condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net income (loss)	$30,874	$(8,605)	$30,009	$(21,623)
Other comprehensive (loss) income, net of tax:
Foreign currency translation gain (loss)	182	62	5	(99)
Net other comprehensive income, net of ($81), ($23), ($130) and ($41) tax, respectively	927	293	283	667
Total other comprehensive income (loss), net of tax	1,109	355	288	568
Total comprehensive income (loss)	$31,983	$(8,250)	$30,297	$(21,055)

See accompanying notes to unaudited condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$102,174	$9,774
Marketable securities	136,380	54,384
Accounts receivable	5,692	8,281
Inventories	—	3,570
Research and development tax credit receivable	—	2,107
Prepaid expenses and other current assets	32,773	4,264
Total current assets	277,019	82,380
Property and equipment, net	407	544
Operating lease right-of-use assets	3,117	3,612
Goodwill	16,836	18,491
Intangible assets, net	—	813
Research and development tax credit receivable	6,407	6,322
Other non-current assets	37,615	39,274
Total assets	$341,401	$151,436

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term contingent consideration payable	$1,914	$5,554
Current portion of operating lease liability	563	645
Accounts payable	4,879	6,100
Accrued expenses	15,820	19,810
Income taxes	354	43
Other current liabilities	3,488	3,832
Total current liabilities	27,018	35,984
Long-term debt	124,879	121,686
Long-term contingent consideration payable, less current portion	—	11,773
Long-term operating lease liability	2,087	2,319
Other non-current liabilities	5,292	8,873
Total liabilities	159,276	180,635

Shareholders’ equity (deficit):
Preferred shares, nominal value of $0.01 per share; 50,000 shares authorized; 488 issued and outstanding at June 30, 2020 and none issued and outstanding at December 31, 2019, respectively	5	—
Ordinary shares, nominal value of $0.01 per share; 500,000 shares authorized; 63,536 issued and 58,129 outstanding at June 30, 2020 and 42,927 issued and 37,520 outstanding at December 31, 2019	635	429
Treasury shares, at cost, 5,407 shares held at June 30, 2020 and December 31, 2019, respectively	(49,998)	(49,998)
Additional paid-in capital	615,207	434,391
Accumulated deficit	(361,206)	(391,215)
Accumulated other comprehensive loss	(22,518)	(22,806)
Total shareholders’ equity (deficit)	182,125	(29,199)
Total liabilities and shareholders’ equity (deficit)	$341,401	$151,436
 See accompanying notes to unaudited condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(In thousands)
(Unaudited)

Six Months Ended June 30, 2020

	Ordinary shares		Preferred shares		Additional	Accumulated	Accumulated other comprehensive	Treasury shares		Total shareholders’
	Shares	Amount	Shares	Amount	paid-in capital	deficit	loss	Shares	Amount	equity (deficit)
Balance, December 31, 2019	42,927	$429	—	$—	$434,391	$(391,215)	$(22,806)	5,407	$(49,998)	$(29,199)
Net loss	—	—	—	—	—	(865)	—	—	—	(865)
Other comprehensive loss	—	—	—	—	—	—	(821)	—	—	(821)
Exercise of stock options	146	2	—	—	1,387	—	—	—	—	1,389
February 2020 private placement	8,680	87	488	5	60,641	—	—	—	—	60,733
Vesting of restricted shares	19	—	—	—	—	—	—	—	—	—
Employee share purchase plan share issuance	40	—	—	—	88	—	—	—	—	88
Stock-based compensation expense	—	—	—	—	742	—	—	—	—	742
Balance, March 31, 2020	51,812	$518	488	$5	$497,249	$(392,080)	$(23,627)	5,407	$(49,998)	$32,067
Net income	—	—	—	—	—	30,874	—	—	—	30,874
Other comprehensive income	—	—	—	—	—	—	1,109	—	—	1,109
Exercise of stock options	95	1	—	—	392	—	—	—	—	393
February 2020 private placement	—	—	—	—	(94)	—	—	—	—	(94)
May 2020 public offering	11,630	116	—	—	116,858	—	—	—	—	116,974
Employee share purchase plan share issuance	—	—	—	—	33	—	—	—	—	33
Stock-based compensation expense	—	—	—	—	769	—	—	—	—	769
Balance, June 30, 2020	63,537	$635	488	$5	$615,207	$(361,206)	$(22,518)	5,407	$(49,998)	$182,125

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

AVADEL PHARMACEUTICALS PLC
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019

Cash flows from operating activities:
Net income (loss)	$30,009	$(21,623)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	975	1,064
Loss on disposal of property and equipment	—	478
Remeasurement of acquisition-related contingent consideration	3,396	1,757
Remeasurement of financing-related contingent consideration	435	357
Amortization of debt discount and debt issuance costs	3,193	2,918
Change in deferred tax and income tax deferred charge	161	1,900
Stock-based compensation expense	1,511	406
Gain on the disposition of the hospital business	(45,760)	—
Loss on deconsolidation of subsidiary	—	1,750
Other adjustments	477	(995)
Net changes in assets and liabilities
Accounts receivable	2,589	579
Inventories	(1,353)	2,124
Prepaid expenses and other current assets	(1,149)	(1,829)
Research and development tax credit receivable	2,036	(593)
Accounts payable & other current liabilities	(1,550)	3,127
Accrued expenses	(6,906)	(3,737)
Accrued income taxes	321	(71)
Earn-out payments for contingent consideration in excess of acquisition-date fair value	(3,736)	(5,790)
Royalty payments for contingent consideration payable in excess of original fair value	(608)	(917)
Other assets and liabilities	(3,458)	(3,558)
Net cash used in operating activities	(19,417)	(22,653)

Cash flows from investing activities:
Purchases of property and equipment	—	(29)
Proceeds from the disposal of property and equipment	—	154
Proceeds from the disposition of the hospital business	14,500	—
Proceeds from sales of marketable securities	15,716	52,202
Purchases of marketable securities	(97,878)	(21,991)
Net cash (used in) provided by investing activities	(67,662)	30,336

Cash flows from financing activities:
Proceeds from the February 2020 private placement	60,639	—
Proceeds from the May 2020 public offering	116,974	—
Proceeds from stock option exercises and ESPP	1,903	92
Other financing activities, net	—	(37)
Net cash provided by financing activities	179,516	55

Effect of foreign currency exchange rate changes on cash and cash equivalents	(37)	48

Net change in cash and cash equivalents	92,400	7,786
Cash and cash equivalents at January 1,	9,774	9,325
Cash and cash equivalents at June 30,	$102,174	$17,111

Supplemental disclosures of cash flow information:
Interest paid	$3,234	$3,234
Income taxes (refund) paid, net	$(1,795)	$140

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

We are primarily focused on the development and potential United States (“U.S.”) Food and Drug Administration (“FDA”) approval of FT218. Outside of our lead product candidate, we continue to evaluate opportunities to expand our product portfolio.

FT218 (Micropump sodium oxybate)

FT218 is a once-nightly formulation of sodium oxybate that uses our Micropump controlled release drug- delivery technology for the treatment of EDS and cataplexy in patients suffering from narcolepsy. Sodium oxybate is the sodium salt of gamma hydroxybutyrate, an endogenous compound and metabolite of the neurotransmitter gamma-aminobutyric acid. Sodium oxybate is approved in Europe and the United States as a twice-nightly formulation indicated for the treatment of EDS and cataplexy in patients with narcolepsy. In December 2019, we completed patient enrollment of our Phase 3 REST-ON clinical trial of FT218 to assess the safety and efficacy of a once-nightly formulation of FT218 for the treatment of EDS and cataplexy in patients suffering from narcolepsy and on April 27, 2020, we announced topline results from our Phase 3 REST-ON clinical trial of FT218. On July 13, 2020, we announced the dosing of the first patient of our open-label extension/switch study of FT218 as a potential treatment for excessive daytime sleepiness and cataplexy in patients with narcolepsy.

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

On June 30, 2020 (“Closing Date”), we announced the sale of our portfolio of sterile injectable drugs used in the hospital setting, including our three commercial products, Akovaz, Bloxiverz and Vazculep, as well as Nouress, which is approved by the U.S. FDA to Exela Sterile Medicines LLC (“Exela Buyer”) pursuant to an asset purchase agreement by us, Avadel Legacy Pharmaceuticals, LLC and the Exela Buyer (“Purchase Agreement”). Pursuant to the Purchase Agreement, Exela paid us $14,500 on the Closing Date and will pay an additional $27,500 in ten equal monthly installments beginning 90 days following the Closing Date for total aggregate consideration of $42,000.

We were incorporated in Ireland on December 1, 2015 as a private limited company, and re-registered as an Irish public limited company on November 21, 2016. Our headquarters are in Dublin, Ireland and we have operations in St. Louis, Missouri, U.S.

Basis of Presentation. The unaudited condensed consolidated balance sheet as of June 30, 2020, which is derived from the prior year 2019 audited consolidated financial statements, and the interim unaudited condensed consolidated financial statements presented herein, have been prepared in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP), the requirements of Form 10-Q and Article 10 of Regulation S-X and, consequently, do not include all information or footnotes required by U.S. GAAP for complete financial statements or all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s 2019 Annual Report on Form 10-K filed with the SEC on March 16, 2020.
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

Reclassifications

Certain reclassifications are made to prior year amounts whenever necessary to conform with the current year presentation.

In Note 9: Goodwill and Intangible Assets, we presented the December 31, 2019 amortizable intangible assets - Acquired developed technology - Vazculep amount as total accumulated depreciation in this Form 10-Q as compared to showing year-to-date amortization in the Company’s 2019 Annual Report on Form 10-K filed with the SEC on March 16, 2020.

Revenue. Prior to June 30, 2020, we generated revenue primarily from the sale of pharmaceutical products to customers, which we refer to as the hospital business. On June 30, 2020, we sold the hospital business. See Note 4: Disposition of the Hospital Business.

Product Sales

We sold products primarily through wholesalers and considered these wholesalers to be our customers. Revenue from product sales was recognized when the customer obtained control of our product and our performance obligations were met, which occurred typically upon receipt of delivery to the customer. As is customary in the pharmaceutical industry, our gross product sales were subject to a variety of price adjustments in arriving at reported net product sales. These adjustments included estimates for product returns, chargebacks, payment discounts, rebates, and other sales allowances and are estimated when the product is delivered based on analysis of historical data for the product or comparable products, as well as future expectations for such products.

For a complete discussion of the accounting for net product revenue, see Note 5: Revenue Recognition.

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

In order to deconsolidate Specialty Pharma, the carrying values of the assets and certain liabilities of Specialty Pharma were removed from our unaudited condensed consolidated balance sheet as of February 5, 2019, and we recorded our investment in Specialty Pharma at its estimated fair value of $0. As the estimated fair value of our investment in Specialty Pharma was lower than its net book value immediately prior to the deconsolidation, we recorded a non-cash charge of approximately $2,840 for the six months ended June 30, 2019 associated with the deconsolidation of Specialty Pharma. Subsequent to the deconsolidation of Specialty Pharma, we are accounting for our investment in Specialty Pharma using the cost method of accounting because Avadel does not exercise significant influence over the operations of Specialty Pharma due to the Chapter 11 filing.

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

On July 24, 2020, Specialty Pharma sought bankruptcy court approval of a settlement agreement by and between it, Avadel US Holdings, Inc. and Serenity Pharmaceuticals, LLC (“Serenity”) (the “Settlement Agreement”).  Before the commencement of Specialty Pharma's bankruptcy case, Serenity asserted claims against Specialty Pharma and Avadel US Holdings collectively in an amount no less than $50,000, and after the commencement of the bankruptcy case, Serenity asserted a $3,096 claim against Specialty Pharma and voted to reject its Chapter 11 plan of liquidation.  The Settlement Agreement provides for a global resolution of these disputes by way of an $800 payment from Avadel US Holdings to Serenity, a mutual exchange of general releases, and the withdrawal of Serenity's claim and vote in Specialty Pharma's bankruptcy case.  Specialty Pharma's entry into the Settlement Agreement is subject to approval by the Bankruptcy Court.

Debtor in Possession (“DIP”) Financing – Related Party Relationship

In connection with the bankruptcy filing, Specialty Pharma entered into a Debtor in Possession Credit and Security Agreement with Avadel US Holdings (“DIP Credit Agreement”) dated as of February 8, 2019, in an aggregate amount of up to $2,700, of which the funds are to be used by Specialty Pharma solely to fund operations through February 6, 2020. As of June 30, 2020, the Company had funded $407 under the DIP Credit Agreement. As the Company has assessed that it is unlikely that Specialty Pharma will pay back the loan to Avadel, the $407 has been recorded as part of the loss on deconsolidation of subsidiary within the unaudited condensed consolidated statements of income (loss) for the six months ended June 30, 2019.

NOTE 4: Disposition of the Hospital Business

On the Closing Date, we announced the sale of our portfolio of sterile injectable drugs used in the hospital setting, including our three commercial products, Akovaz, Bloxiverz and Vazculep, as well as Nouress, which is approved by the U.S. FDA to the Exela Buyer pursuant to the Purchase Agreement.

Pursuant to the Purchase Agreement, the Exela Buyer paid $14,500 on the Closing Date and will pay an additional $27,500 in ten equal monthly installments beginning 90 days following the Closing Date for total aggregate consideration of $42,000. In connection with the Transaction, the parties also agreed to cause the dismissal of the pending civil litigation related to Nouress in the District Court for the District of Delaware.

We are party to a Membership Interest Purchase Agreement, dated March 13, 2012, by and among us, Avadel Legacy, Breaking Stick Holdings, LLC, Deerfield Private Design International II, L.P. (“Deerfield International”), Deerfield Private Design Fund II, L.P. (“Deerfield Fund”) and Horizon Santé FLML, Sarl (“Horizon”) (the “Deerfield MIPA”) and a Royalty Agreement, dated February 4, 2013, by and among us, Avadel Legacy, the Deerfield Fund and Horizon (the “Deerfield Royalty Agreement”). In connection with the closing of the Transaction, the Deerfield MIPA (with respect to certain sections thereof) and the Royalty Agreement were assigned to the Exela Buyer. Pursuant to the Purchase Agreement, the Exela Buyer assumed and will pay, perform, satisfy and discharge the liabilities and obligations of Avadel Legacy under the Deerfield Royalty Agreement for obligations that arise after the Closing date.

We are also party to a Royalty Agreement, dated December 3, 2013, by and between us, Avadel Legacy and Broadfin Healthcare Master Fund, Ltd. (the “Broadfin Royalty Agreement”). In connection with the closing of the Transaction, the Broadfin Royalty Agreement was assigned to the Exela Buyer and the Exela Buyer assumed and shall pay, perform, satisfy and discharge the liabilities and obligations of Avadel Legacy under the Broadfin Royalty Agreement for obligations that arise after the Closing Date.

We recorded a net gain on the sale of the hospital business of $45,760 during the three and six months ended June 30, 2020 which has been recorded on the unaudited condensed consolidated statement of income (loss). The $45,760 gain represents the aggregate consideration of $42,000, transaction fees of $2,928, plus the assets and liabilities either transferred to the Exela Buyer or eliminated by us due to the Transaction, which are listed below.

June 30, 2020
Prepaid expenses and other current assets	$(134)
Inventories	(4,922)
Goodwill	(1,654)
Intangible assets, net	(407)
Other non-current assets	(1,095)
Total long-term contingent consideration payable	14,900
Net liabilities disposed of	6,688
Aggregate consideration	42,000
Less transaction fees	(2,928)
Net gain on the sale of the hospital business	$45,760

We evaluated various qualitative and quantitative factors related to the disposition of the Business and determined that it did not meet the criteria for presentation as a discontinued operation.

NOTE 5: Revenue Recognition

Prior to June 30, 2020, we generated revenue primarily from the sale of pharmaceutical products to customers. On June 30, 2020, we sold the hospital business. See Note 4: Disposition of the Hospital Business.

Product Sales

We sold products primarily through wholesalers and considered these wholesalers to be our customers. Revenue from product sales was recognized when the customer obtained control of our product and our performance obligations were met, which occurred typically upon receipt of delivery to the customer. As is customary in the pharmaceutical industry, our gross product sales were subject to a variety of price adjustments in arriving at reported net product sales. These adjustments included estimates for product returns, chargebacks, payment discounts, rebates, and other sales allowances and are estimated when the product is delivered based on analysis of historical data for the product or comparable products, as well as future expectations for such products.

Reserves to Reduce Gross Revenues to Net Revenues

Revenues from product sales were recorded at the net selling price, which included estimated reserves to reduce gross product sales to net product sales resulting from product returns, chargebacks, payment discounts, rebates, and other sales allowances that are offered within contracts between the Company and its customers and end users. These reserves were based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable if the amount is payable to the customer, except in the case of the estimated reserve for future expired product returns, which are classified as a liability. The reserves are classified as a liability if the amount is payable to a party other than a customer. Where appropriate, these estimated reserves take into consideration relevant factors such as the Company’s historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates to reduce gross selling price to net selling price to which it expects to be entitled based on the terms of its contracts. The actual selling price ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company adjusts these estimates, which would affect net product revenue and earnings in the period such variances become known.

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

Disaggregation of revenue

The Company’s source of revenue was from the sale of pharmaceutical products, which are equally affected by the same economic factors as it relates to the nature, amount, timing, and uncertainty of revenue and cash flows. For further detail about the Company’s revenues by product, see Note 18: Revenue by Product.

Contract Balances

The Company does not recognize revenue in advance of invoicing its customers and therefore has no related contract assets.

A receivable is recognized in the period the Company sells its products and when the Company’s right to consideration is unconditional.

There were no material deferred contract costs at June 30, 2020.

Transaction Price Allocated to the Remaining Performance Obligation

For product sales, the Company generally satisfied its performance obligations within the same period the product was delivered. Product sales recognized in the second quarter of 2020 from performance obligations satisfied (or partially satisfied) in previous periods were immaterial.

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

NOTE 6: Fair Value Measurement
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
The following table summarizes the financial instruments measured at fair value on a recurring basis classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the accompanying unaudited condensed consolidated balance sheets:

	As of June 30, 2020			As of December 31, 2019
Fair Value Measurements:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Marketable securities (see Note 7)
Equity securities	$—	$—	$—	$4,404	$—	$—
Money market and mutual funds	98,848	—	—	38,799	—	—
Corporate bonds	—	8,892	—	—	4,098	—
Government securities - U.S.	—	26,740	—	—	5,446	—
Other fixed-income securities	—	1,900	—	—	1,637	—
Total assets	$98,848	$37,532	$—	$43,203	$11,181	$—

Contingent consideration payable (see Note 10)	$—	$—	$1,914	$—	$—	$17,327
Total liabilities	$—	$—	$1,914	$—	$—	$17,327

A review of fair value hierarchy classifications is conducted on a quarterly basis.  Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. During the periods ended June 30, 2020 and December 31, 2019, respectively, there were no transfers in and out of Level 1, 2, or 3. During the three and six month periods ended June 30, 2020 and 2019, respectively, we did not recognize any other-than-temporary impairment loss.
Some of the Company’s financial instruments, such as cash and cash equivalents, accounts receivable and accounts payable, are reflected in the balance sheet at carrying value, which approximates fair value due to their short-term nature.

Debt

We estimate the fair value of our $143,750 aggregate principal amount of 4.50% exchangeable senior notes due 2023 (the “2023 Notes”), a Level 2 input, based on interest rates that would be currently available to the Company for issuance of similar types of debt instruments with similar terms and remaining maturities or recent trading prices obtained from brokers. The estimated fair value of the 2023 Notes at June 30, 2020 of $124,879, which is the same as book value.

See Note 11: Long-Term Debt for additional information regarding our debt obligations.

NOTE 7: Marketable Securities
The Company has investments in equity and available-for-sale debt securities which are recorded at fair market value. The change in the fair value of equity investments is recognized in our unaudited condensed consolidated statements of income (loss) and the change in the fair value of available-for-sale debt investments is recorded as other comprehensive loss in shareholders’ equity (deficit), net of income tax effects. As of June 30, 2020, we considered any decreases in fair value on our marketable securities to be driven by factors other than credit risk, including market risk.
The following tables show the Company’s available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category as of June 30, 2020 and December 31, 2019, respectively:

	June 30, 2020
Marketable Securities:	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value

Money market and mutual funds	$98,024	$824	$—	$98,848
Corporate bonds	8,720	180	(8)	8,892
Government securities - U.S.	26,424	317	(1)	26,740
Other fixed-income securities	1,867	33	—	1,900
Total	$135,035	$1,354	$(9)	$136,380

	December 31, 2019
Marketable Securities:	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value

Equity securities	$4,234	$170	$—	$4,404
Money market and mutual funds	38,028	771	—	38,799
Corporate bonds	4,021	77	—	4,098
Government securities - U.S.	5,341	110	(5)	5,446
Other fixed-income securities	1,614	23	—	1,637
Total	$53,238	$1,151	$(5)	$54,384

We determine realized gains or losses on the sale of marketable securities on a specific identification method. We reflect these gains and losses as a component of investment and other income in the accompanying unaudited condensed consolidated statements of income (loss).
We recognized gross realized gains of $14 and $174 for the three months ended June 30, 2020, and 2019, respectively. These realized gains were offset by realized losses of $6 and $0 for the three months ended June 30, 2020, and 2019, respectively. We recognized gross realized gains of $290 and $268 for the six months ended June 30, 2020, and 2019, respectively. These realized gains were offset by realized losses of $878 and $147 for the six months ended June 30, 2020 and 2019, respectively. We reflect these gains and losses as a component of investment income in the accompanying unaudited condensed consolidated statements of income (loss).

The following table summarizes the estimated fair value of our investments in marketable debt securities, accounted for as available-for-sale debt securities and classified by the contractual maturity date of the securities as of June 30, 2020:

	Maturities
Marketable Debt Securities:	Less than 1 Year	1-5 Years	5-10 Years	Greater than 10 Years	Total

Corporate bonds	$1,270	$6,350	$1,272	$—	$8,892
Government securities - U.S.	—	25,965	320	455	26,740
Other fixed-income securities	51	1,849	—	—	1,900
Total	$1,321	$34,164	$1,592	$455	$37,532

The Company has classified our investment in available-for-sale marketable debt securities as current assets in the unaudited condensed consolidated balance sheets as the securities need to be available for use, if required, to fund current operations. There are no restrictions on the sale of any securities in our investment portfolio.

The following table shows the gross unrealized losses and fair value of our available-for-sale debt securities at June 30, 2020. The unrealized losses in the table below are driven by factors other than credit risk and have been in a unrealized loss position for less than one year. We do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases.

Marketable Debt Securities:	Fair Value	Unrealized Losses

Corporate bonds	$3,187	$7
Other fixed-income securities	506	1
Total	$3,693	$8

NOTE 8: Inventories
The principal categories of inventories, net of reserves of $0 and $914 at June 30, 2020 and December 31, 2019, respectively, are comprised of the following:

Inventory:	June 30, 2020	December 31, 2019

Finished goods	$—	$3,020
Raw materials	—	550
Total	$—	$3,570

The decrease in inventory at June 30, 2020 is a result of disposition of the hospital business. See Note 4: Disposition of the Hospital Business.

NOTE 9: Goodwill and Intangible Assets
The Company’s amortizable and unamortizable intangible assets at June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020			December 31, 2019
Goodwill and Intangible Assets:	Gross Value	Accumulated Amortization	Net Carrying Amount	Gross Value	Accumulated Amortization	Net Carrying Amount

Amortizable intangible assets - Acquired developed technology - Vazculep (1)	$—	$—	$—	$12,061	$(11,248)	$813

Unamortizable intangible assets - Goodwill (2)	$16,836	$—	$16,836	$18,491	$—	$18,491

(1) This intangible asset was assumed by the Exela Buyer as part of the disposition of the hospital business on June 30, 2020. See Note 4: Disposition of the Hospital Business.

(2) In connection with the disposition of the hospital business (see Note 4: Disposition of the Hospital Business), the Company allocated goodwill of $1,655 on a relative fair value basis to the hospital business and included this amount in the net gain on the disposition of the hospital business on the unaudited condensed consolidated statements of income (loss) during the three and six months ended June 30, 2020.

The Company recorded amortization expense related to amortizable intangible assets of $203 and $204 for the three months ended June 30, 2020 and 2019, respectively of $406 and $405 for the six months ended June 30, 2020 and 2019, respectively.

NOTE 10: Contingent Consideration Payable
Contingent consideration payable and related activity are reported at fair value and consist of the following at June 30, 2020 and December 31, 2019:

		Activity during the six months ended June 30, 2020
			Changes in Fair Value of Contingent Consideration Payable
Contingent Consideration Payable:	Balance, December 31, 2019	Payments	Operating Expense	Other Expense	Disposition of the Hospital Business	Balance, June 30, 2020

Acquisition-related contingent consideration:
Earn-out payments - Éclat Pharmaceuticals (a) (d)	$15,472	$(3,736)	$3,396	$—	(13,476)	$1,656
Financing-related:
Royalty agreement - Deerfield (b) (d)	1,251	(412)	—	272	(936)	175
Royalty agreement - Broadfin (c) (d)	604	(196)	—	163	(488)	83
Total contingent consideration payable	17,327	$(4,344)	$3,396	$435	$(14,900)	1,914
Less: current portion	(5,554)					(1,914)
Long-term contingent consideration payable	$11,773					$—

Long-term related party payable and related activity are reported at fair value and consist of the following at June 30, 2020 and March 31, 2020:

		Activity during the three months ended June 30, 2020
			Changes in Fair Value of Contingent Consideration Payable
Contingent Consideration Payable:	Balance, March 31, 2020	Payments	Operating Expense	Other Expense	Disposition of the Hospital Business	Balance, June 30, 2020

Acquisition-related contingent consideration:
Earn-out payments - Éclat Pharmaceuticals (a) (d)	$16,176	$(1,962)	$918	$—	(13,476)	$1,656
Financing-related:
Royalty agreement - Deerfield (b) (d)	1,242	(215)	—	84	(936)	175
Royalty agreement - Broadfin (c) (d)	632	(102)	—	41	(488)	83
Total contingent consideration payable	18,050	$(2,279)	$918	$125	$(14,900)	1,914
Less: current portion	(5,855)					(1,914)
Long-term contingent consideration payable	$12,195					$—

(a) In March 2012, the Company acquired all of the membership interests of Éclat from Breaking Stick Holdings, L.L.C. (“Breaking Stick”, formerly Éclat Holdings), an affiliate of Deerfield. Breaking Stick is majority owned by Deerfield, with a minority interest owned by the Company’s former CEO, and certain other current and former employees. As part of the consideration, the Company committed to provide quarterly earn-out payments equal to 20% of any gross profit generated by certain Éclat products. These payments will continue in perpetuity, to the extent gross profit of the related products also continue in perpetuity. In connection with the disposition of the hospital business on June 30, 2020 as discussed in Note 4: Disposition of the Hospital Business, the Deerfield MIPA (with respect to certain sections thereof) and the Royalty Agreement were assigned to the Exela Buyer. Pursuant to the Purchase Agreement, the Exela Buyer assumed and will pay, perform, satisfy and discharge the liabilities and obligations of Avadel Legacy and the Company under the Deerfield Royalty Agreement.

(b)
As part of a February 2013 debt financing transaction conducted with Deerfield, the Company received cash of $2,600 in exchange for entering into a royalty agreement whereby the Company is obligated to pay quarterly a 1.75% royalty on the net sales of certain Éclat products until December 31, 2024. In connection with such debt financing transaction, the Company granted Deerfield a security interest in the product registration rights of the Éclat products. In connection with the disposition of the hospital business on June 30, 2020 as discussed in Note 4: Disposition of the Hospital Business, the Deerfield MIPA (with respect to certain sections thereof) and the Royalty Agreement were assigned to the Exela Buyer. Pursuant to the Purchase Agreement, the Exela Buyer assumed and will pay, perform, satisfy and discharge the liabilities and obligations of Avadel Legacy and the Company under the Deerfield Royalty Agreement.

(c)
As part of a December 2013 debt financing transaction conducted with Broadfin Healthcare Master Fund, a former related party and shareholder, the Company received cash of $2,200 in exchange for entering into a royalty agreement whereby the Company is obligated to pay quarterly a 0.834% royalty on the net sales of certain Éclat products until December 31, 2024. In connection with the disposition of the hospital business on June 30, 2020 as discussed in Note 4: Disposition of the Hospital Business, the Broadfin Royalty Agreement was assigned to the Exela Buyer and the Exela Buyer assumed and shall pay, perform, satisfy and discharge the liabilities and obligations of the Company under the Broadfin Royalty Agreement.

(d)	Deerfield and Broadfin Healthcare Master Trust disposed of their 2023 Notes and ordinary shares in the Company during the six months ended June 30, 2020 and are no longer considered related parties.
Before the sale of the hospital business on June 30, 2020, the fair value of each contingent consideration payable listed in (a), (b) and (c) above was estimated using a discounted cash flow model based on estimated and projected annual net revenues or gross profit, as appropriate, of each of the specified Éclat products using an appropriate risk-adjusted discount rate of 14%. These fair value measurements are based on significant inputs not observable in the market and thus represent a Level 3 measurement as defined in ASC 820. Subsequent changes in the fair value of the acquisition-related contingent consideration payables, resulting primarily from management’s revision of key assumptions, will be recorded in the unaudited condensed consolidated statements of income (loss) in the line items entitled “Changes in fair value of contingent consideration” for items noted in (b) above and in “Other expense - changes in fair value of contingent consideration payable” for items (b) and (c) above. See Note 1: Summary of Significant Accounting Policies under the caption Acquisition-related Contingent Consideration and Financing-related Royalty Agreements in Part II, Item 8 of the Company’s 2019 Annual Report on Form 10-K for more information on key assumptions used to determine the fair value of these liabilities.
The Company has chosen to make a fair value election pursuant to ASC 825, “Financial Instruments” for its royalty agreements detailed in items (b) and (c) above. These financing-related liabilities are recorded at fair market value on the unaudited condensed consolidated balance sheets and the periodic change in fair market value is recorded as a component of “Other expense – change in fair value of contingent consideration payable” on the unaudited condensed consolidated statements of income (loss).
The following table summarizes changes to the contingent consideration payables, a recurring Level 3 measurement, for the six-month periods ended June 30, 2020 and 2019, respectively:

Contingent Consideration Payable Rollforward:	Balance

Balance, December 31, 2018	$28,840
Payments of contingent consideration	(6,707)
Fair value adjustments (1)	2,114
Balance, June 30, 2019	$24,247

Balance, December 31, 2019	$17,327
Payments of contingent consideration	(4,344)
Fair value adjustments (1)	3,831
Disposition of the hospital business	(14,900)
Balance, June 30, 2020	$1,914
(1) Fair value adjustments are reported as changes in fair value of contingent consideration and other expense - changes in fair value of contingent consideration payable in the unaudited condensed consolidated statements of income (loss).

NOTE 11: Long-Term Debt
Long-term debt is summarized as follows:

	June 30, 2020	December 31, 2019
Principal amount of 4.50% exchangeable senior notes due 2023	$143,750	$143,750
Less: unamortized debt discount and issuance costs, net	(18,871)	(22,064)
Net carrying amount of liability component	124,879	121,686
Less: current maturities	—	—
Long-term debt	$124,879	$121,686

Equity component:
Equity component of exchangeable notes, net of issuance costs	$(26,699)	$(26,699)

NOTE 12: Income Taxes

The Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), enacted on March 27, 2020, includes significant business tax provisions. In particular, the CARES Act modified the rules associated with net operating losses (“NOLs”). Under the temporary provisions of CARES Act, NOL carryforwards and carrybacks may offset 100% of taxable income for taxable years beginning before 2021. In addition, NOLs arising in 2018, 2019 and 2020 taxable years may be carried back to each of the preceding five years to generate a refund. During the six months ended June 30, 2020, the income tax benefit includes a discrete tax benefit of $9,124 as a result of our ability under the CARES Act to carry back NOLs incurred to periods when the statutory U.S. Federal tax rate was 35% versus our current U.S. Federal tax rate of 21%. During the six months ended June 30, 2020, the Company received $3,351 in cash tax refunds from carryback claims related to the CARES Act.

The income tax expense was $5,292 for the three months ended June 30, 2020 resulting in an effective tax rate of 14.6%. The income tax expense was $1,781 for the three months ended June 30, 2019 resulting in an effective tax rate of (26.1%). The net increase in the effective income tax rate for the three months ended June 30, 2020, as compared to the same period in 2019, primarily due to increased income in the U.S. due to the sale of the hospital business during the three months ended June 30, 2020.

The income tax benefit was $4,218 for the six months ended June 30, 2020 resulting in an effective tax rate of (16.4%). The income tax provision was $1,407 for the six months ended June 30, 2019 resulting in an effective tax rate of (6.8%). The net decrease in the effective income tax rate for the six months ended June 30, 2020, as compared to the same period in 2019, is primarily due to the discrete tax benefits recognized under the CARES Act as described above, favorable income tax benefits from the U.S. Orphan Drug and Research & Development Tax Credit, which did not occur during the six months ended June 30, 2019, partially offset by increased income in the U.S. due to the sale of the hospital business during the six months ended June 30, 2020.

During the six months ended June 30, 2020, the Company substantially completed the 2015 through 2017 U.S. Federal Tax Audit. Completion of the audit resulted in an assessment of $1,937 for the 2015 through 2017 U.S. Federal Tax Returns compared to the IRS Claims of $50,695 made on July 2, 2019 and the updated IRS Claims of $9,302 on October 2, 2019 made as part of the Specialty Pharma bankruptcy proceedings, which at this time does not include interest and penalties. During the quarter, the Company paid $1,551, excluding interest and penalties, to settle the 2015 through 2017 U.S. Federal Tax Audit.

NOTE 13: Other Assets and Liabilities
Various other assets and liabilities are summarized as follows:

Prepaid Expenses and Other Current Assets:	June 30, 2020	December 31, 2019

Valued-added tax recoverable	$266	$1,051
Prepaid and other expenses	4,154	2,116
Guarantee from Armistice	410	454
Income tax receivable	149	536
Short term note receivable from Exela (see Note 4)	27,500	—
Other	294	107
Total	$32,773	$4,264

Other Non-Current Assets:	June 30, 2020	December 31, 2019

Deferred tax assets, net	$29,180	$29,427
Long-term deposits	1,477	1,477
Guarantee from Armistice	1,184	1,367
Right of use assets at contract manufacturing organizations	5,201	6,428
Other	573	575
Total	$37,615	$39,274

Accrued Expenses	June 30, 2020	December 31, 2019

Accrued compensation	$1,432	$3,944
Accrued social charges	219	592
Accrued restructuring (see Note 14)	1,009	2,949
Customer allowances	5,901	6,470
Accrued transaction fees related to the disposition of the hospital business	2,928	—
Accrued contract research organization charges	1,692	2,098
Accrued contract manufacturing organization costs	260	735
Other	2,379	3,022
Total	$15,820	$19,810

Other Non-Current Liabilities:	June 30, 2020	December 31, 2019

Customer allowances	$946	$981
Unrecognized tax benefits	3,143	6,465
Guarantee to Deerfield	1,188	1,372
Other	15	55
Total	$5,292	$8,873

NOTE 14: Equity Transactions

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

The transactions costs associated with the 2020 Shelf Registration Statement totaled approximately $328 of which $164 was charged against additional paid-in capital during the three months ended June 30, 2020 as a result of the May 2020 Public Offering, discussed below. The remaining costs of $164 are recorded as a prepaid asset at June 30, 2020.

February 2020 Private Placement

On February 21, 2020, we announced that we entered into a definitive agreement for the sale of our ADSs and Series A Non-Voting Convertible Preferred Shares (“Series A Preferred”) in a private placement to a group of institutional accredited investors. The private placement resulted in gross proceeds of approximately $65,000 before deducting placement agent and other offering expenses, which resulted in net proceeds of $60,639.

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

Issuance costs of $4,361 have been recorded as a reduction of additional paid-in capital.

May 2020 Public Offering

In connection with the shelf registration statement described above, on April 28, 2020, we announced the pricing of an underwritten public offering of 11,630 Ordinary Shares, in the form of ADSs at a price to the public of $10.75 per ADS. Each ADS represents the right to receive one Ordinary Share. All of the ADSs were offered by us and the gross proceeds to us from the offering were approximately $125,000, before deducting underwriting discounts and commissions and offering expenses, which resulted in net proceeds of $116,974. The offering closed on May 1, 2020.

NOTE 15: Restructuring Costs
2019 French Restructuring
During the second quarter of 2019, the Company initiated a plan to substantially reduce all of its workforce at its Vénissieux, France site (“2019 French Restructuring”). This reduction was part of an effort to align the Company’s cost structure with our ongoing and future planned projects. The reduction in workforce was completed during the three months ended June 30, 2020. Restructuring charges associated with this plan recognized during the three and six months ended June 30, 2020 were immaterial. Restructuring charges associated with this plan recognized during the three and six months ended June 30, 2019 were $1,939 and included charges for employee severance, benefits and other costs of $2,414, a charge of $525 related to fixed asset impairment, as well as a benefit of $1,000 related to the reversal of the French retirement indemnity obligation.
The following table sets forth activities for the Company’s cost reduction plan obligations for the six months ended June 30, 2020 and 2019:

2019 French Restructuring Obligation:	2020	2019

Balance of restructuring accrual at January 1,	$1,922	$—
Charges for employee severance, benefits and other costs	173	2,414
Payments	(1,784)	(1,332)
Foreign currency impact	(48)	20
Balance of restructuring accrual at June 30,	$263	$1,102

The 2019 French Restructuring liabilities of $263 are included in the unaudited condensed consolidated balance sheet in accrued expenses at June 30, 2020.

2019 Corporate Restructuring

During the first quarter of 2019, the Company announced a plan to reduce its Corporate workforce by more than 50% (“2019 Corporate Restructuring”). The reduction in workforce is primarily a result of the exit of Noctiva during the first quarter of 2019 (see Note 3: Subsidiary Bankruptcy and Deconsolidation), as well as an effort to better align the Company’s remaining cost structure at our U.S. and Ireland locations with our ongoing and future planned projects. The reduction in workforce was substantially complete at the end of June 30, 2020, and has resulted in employee severance, benefits and other costs of up to approximately $3,000, which are likely to be recognized through August 31, 2020. The restructuring charges associated with this plan recognized during the three and six months ended June 30, 2020 were immaterial, compared to the restructuring benefit of $435 and restructuring charges of $963 recognized during the three and six months ended June 30, 2019, respectively. Included in the 2019 Corporate Restructuring benefit of $435 for the three months ended June 30, 2019 were charges for employee severance, benefit and other costs of $541, as well as a benefit of $976 related to share based compensation forfeitures related to the employees affected by the global reduction in workforce. Included in the 2019 Corporate Restructuring charges of $963 for the six months ended June 30, 2019, were charges for employee severance, benefit and other costs of $2,359, as well as a benefit of $1,396 related to share based compensation forfeitures related to the employees affected by the global reduction in workforce.

The following table sets forth activities for the Company’s cost reduction plan obligations for the six months ended June 30, 2020 and 2019:

2019 Corporate Restructuring Obligation:	2020	2019

Balance of restructuring accrual at January 1,	$1,080	$—
Charges for employee severance, benefits and other costs	106	2,359
Payments	(440)	(2,016)
Balance of restructuring accrual at June 30,	$746	$343

The 2019 Corporate Restructuring liabilities of $746 are included in the unaudited condensed consolidated balance sheet in accrued expenses at June 30, 2020.

NOTE 16: Net Income (Loss) Per Share
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during each period. Diluted net income (loss) per share is calculated by dividing net income (loss) - diluted by the diluted number of shares outstanding during each period. Except where the result would be anti-dilutive to net income (loss), diluted net income (loss) per share would be calculated assuming the impact of the conversion of the 2023 Notes, the conversion of our preferred shares, the exercise of outstanding equity compensation awards, and ordinary shares expected to be issued under our employee stock purchase plan (“ESPP”).

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
A reconciliation of basic and diluted net income (loss) per share, together with the related shares outstanding in thousands is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Net Income (Loss) Per Share:	2020	2019	2020	2019

Net income (loss)	$30,874	$(8,605)	$30,009	$(21,623)
Add: interest from 2023 Notes, net of tax	3,237	—	6,427	—
Net income (loss) - diluted	$34,111	$(8,605)	$36,436	$(21,623)

Weighted average shares:
Basic shares	54,272	37,356	47,665	37,355
Effect of dilutive securities—employee and director equity awards outstanding, preferred shares and 2023 Notes	15,670	—	15,418	—
Diluted shares	69,942	37,356	63,083	37,355

Net income (loss) per share - basic	$0.57	$(0.23)	$0.63	$(0.58)
Net income (loss) per share - diluted	$0.49	$(0.23)	$0.58	$(0.58)

Potential common shares of 2,472 and 20,359 were excluded from the calculation of weighted average shares for the three months ended June 30, 2020 and 2019, respectively, and potential common shares of 2,537 and 20,502 were excluded from the calculation of weighted average shares for the six months ended June 30, 2020 and 2019, respectively, because their effect was considered to be anti-dilutive. For the three and six months ended June 30, 2019, the effects of dilutive securities were entirely excluded from the calculation of net loss per share as a net loss was reported in this period.

NOTE 17: Comprehensive Loss
The following table shows the components of accumulated other comprehensive loss for the three and six months ended June 30, 2020 and 2019, respectively, net of tax effects:

	Three Months Ended June 30,		Six Months Ended June 30,
Accumulated Other Comprehensive Loss:	2020	2019	2020	2019

Foreign currency translation adjustment:
Beginning balance	$(23,915)	$(23,782)	$(23,738)	$(23,621)
Net other comprehensive income (loss)	182	62	5	(99)
Balance at June 30,	$(23,733)	$(23,720)	$(23,733)	$(23,720)

Unrealized gain on marketable debt securities, net
Beginning balance	$288	$579	$932	$205
Net other comprehensive income, net of ($81), ($23), ($130) and ($41) tax, respectively	927	293	283	667
Balance at June 30,	$1,215	$872	$1,215	$872
Accumulated other comprehensive loss at June 30,	$(22,518)	$(22,848)	$(22,518)	$(22,848)

The effect on the Company’s unaudited condensed consolidated financial statements of amounts reclassified out of accumulated other comprehensive loss was immaterial for all periods presented.

NOTE 18: Revenue by Product
The Company has determined that it operates in one segment, the development and commercialization of pharmaceutical products, including controlled-release therapeutic products based on its proprietary polymer based technology. The Company’s Chief Operating Decision Maker is the Chief Executive Officer (the “CEO”). The CEO reviews profit and loss information on a consolidated basis to assess performance and make overall operating decisions as well as resource allocations. All products are included in one segment because the Company’s products have similar economic and other characteristics, including the nature of the products and production processes, type of customers, distribution methods and regulatory environment.
The following table presents a summary of total product sales by these products:

	Three Months Ended June 30,		Six Months Ended June 30,
Product Sales by Product:	2020	2019	2020	2019

Bloxiverz	$800	$2,358	$2,201	$4,926
Vazculep	4,915	9,410	10,429	18,883
Akovaz	4,196	5,946	9,545	9,738
Other	180	(160)	159	444
Total product sales	$10,091	$17,554	$22,334	$33,991

On June 30, 2020, we sold the hospital business. See Note 4: Disposition of the Hospital Business.

NOTE 19: Commitments and Contingencies
Litigation
The Company is subject to potential liabilities generally incidental to our business arising out of present and future lawsuits and claims related to product liability, personal injury, contract, commercial, intellectual property, tax, employment, compliance and other matters that arise in the ordinary course of business. The Company accrues for potential liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. At June 30, 2020 and December 31, 2019, there were no contingent liabilities with respect to any litigation, arbitration or administrative or other proceeding that are reasonably likely to have a material adverse effect on the Company’s unaudited condensed consolidated financial position, results of operations, cash flows or liquidity.

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

Ferring Litigation. Some of the patents covering the Noctiva product (the “Noctiva Patents”) are the subject of litigation initiated by Ferring Pharmaceuticals Inc. and two of its foreign affiliates, Ferring B.V. and Ferring International Center S.A., who manufacture a competing product known as Nocdurna.  Nocdurna was approved by the FDA in June 2018 and commercially launched in the U.S. in November 2018.  Ferring initiated this litigation initially against Serenity Pharmaceuticals, LLC (the licensor of the Noctiva Patents) and Reprise Biopharmaceutics, LLC (“Reprise”) on April 28, 2017.  Avadel subsequently joined the litigation on June 28, 2018, shortly after Ferring received FDA approval for Nocdurna.  In this litigation, filed in the United States District Court for the Southern District of New York, Ferring seeks to invalidate and disputes the inventorship of the Noctiva Patents, seeks damages for various alleged breaches of contractual and common law duties, and seeks damages for alleged infringement by Noctiva of Ferring’s “Nocdurna” trademark.  Specialty Pharma, Serenity, and Reprise have defended this litigation, and have made counterclaims against Ferring, including for infringement of the Noctiva Patents and a declaratory judgment of noninfringement with respect to Ferring’s “Nocdurna” trademark. The court dismissed Ferring’s inventorship claim and its claims for alleged breaches of contractual and common law duties, although these dismissals may be appealed by Ferring.  On February 15, 2019, Specialty Pharma and its co-defendants moved to stay the litigation pending completion of the bankruptcy proceeding of Specialty Pharma. On May 15, 2019, that motion was denied due to a pending settlement of the litigation with respect to just Ferring and Specialty Pharma. On February 25, 2020, Ferring and Specialty Pharma jointly moved for bankruptcy court approval of a settlement agreement with respect to the claims alleged in the litigation.  In accordance with the terms of the settlement agreement, promptly following bankruptcy court approval of the settlement agreement, the parties would dismiss with prejudice their respective claims against each other in the litigation.  On March 13, 2020, the Bankruptcy Court entered an order approving the settlement with Ferring.  Pursuant to the terms of the settlement, the parties were to dismiss their respective claims against each other in the District Court litigation in the Southern District of New York, with such dismissals to be effective concurrently.  The joint dismissal was filed with District Court for the Southern District of New York on May 13, 2020 and entered by the Court on May 14, 2020, thus concluding this litigation for Avadel.

Contract Dispute. On January 21, 2019, Serenity gave notice to Specialty Pharma of an alleged breach of the parties’ Noctiva license agreement. Serenity alleges that Specialty Pharma breached its contractual obligation to devote commercially reasonable efforts to the commercialization of Noctiva and seeks unspecified damages. On January 27, 2019, Specialty Pharma notified Serenity of a claim for $1.7 million in damages as a result of Serenity’s breach of its contractual obligation to pay the costs of the Ferring Litigation. Serenity’s notice to Specialty Pharma invoked the dispute resolution provisions of the Noctiva license agreement, which culminate in arbitration, but neither party has yet initiated an arbitration proceeding or filed suit. On July 24, 2020, Specialty Pharma sought bankruptcy court approval of a settlement agreement by and between it, Avadel US Holdings, and Serenity.  Before the commencement of Specialty Pharma's bankruptcy case, Serenity asserted claims against Specialty Pharma and Avadel US Holdings collectively in an amount no less than $50,000, and after the commencement of the bankruptcy case, Serenity asserted a $3,096 claim against Specialty Pharma and voted to reject its Chapter 11 plan of liquidation.  The settlement agreement provides for a global resolution of these disputes by way of an $800 payment from Avadel US Holdings to Serenity, a mutual exchange of general releases, and the withdrawal of Serenity's claim and vote in Specialty Pharma's bankruptcy case.  Specialty Pharma's entry into the settlement agreement is subject to approval by the Bankruptcy Court.

Exela Litigation.  On January 7, 2020, Exela filed a complaint against us and our subsidiary, Avadel Legacy, in the United States District for the District of Delaware. The complaint alleges infringement of a certain Exela patent related to its cysteine hydrochloride product. Exela is most notably seeking i) a declaratory judgment that the Nouress product infringes its patent, ii) an injunction (both preliminary and permanent) precluding the launch of Nouress, and iii) monetary damages (including enhanced damages, prejudgment interest and attorneys’ fees) in the event Nouress is commercially launched and found to infringe Exela’s patent.  On July 8, 2020, the parties jointly filed a Stipulation and Proposed Order of Dismissal with the United States District Court for the District of Delaware, and the Court signed and approved that proposed order the same day, thus concluding this litigation for the Avadel entities involved.

Material Commitments

We have been relieved of all purchase commitments disclosed in Note 16: Contingent Liabilities and Commitments to the Company’s audited consolidated financial statements included in Part II, Item 8 of the Company’s 2019 Annual Report on Form 10-K due to the sale of the hospital business described in Note 4: Disposition of the Hospital Business. There were no other material commitments outside of the normal course of business. Material commitments in the normal course of business include long-term debt obligations which are disclosed in Note 11: Long-Term Debt to the Company’s unaudited condensed consolidated financial statements included in Part I, Item 1 of this report. Our long-term contingent consideration payable as disclosed in Note 10: Contingent Consideration Payable has also been relieved due to the sale of the hospital business.

Guarantees

Deerfield Guarantee

The fair values of our guarantee to Deerfield and the guarantee received by us from Armistice largely offset and when combined are not material.

In connection with our February 2018 divestiture of our pediatric assets, we guaranteed to Deerfield the quarterly royalty payment of 15% on net sales of the FSC products through February 6, 2026 (“FSC Product Royalties”), in an aggregate amount of up to approximately $10,300. Given our explicit guarantee to Deerfield, the Company recorded the guarantee in accordance with ASC 460. The balance of this guarantee liability was $1,599 at June 30, 2020. This liability is being amortized proportionately based on undiscounted cash outflows through the remainder of the contract with Deerfield.

Armistice Guarantee

In connection with our February 2018 divestiture of the pediatric assets, Armistice Capital Master Fund, Ltd., the majority shareholder of Cerecor, guaranteed to us the FSC Product Royalties. The Company recorded the guarantee in accordance with ASC 460. The balance of this guarantee asset was $1,594 at June 30, 2020. This liability is being amortized proportionately based on undiscounted cash outflows through the remainder of the contract with Deerfield.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

We are primarily focused on the development and potential United States (“U.S.”) Food and Drug Administration (“FDA”) approval of FT218. Outside of our lead product candidate, we continue to evaluate opportunities to expand our product portfolio.

Recent Developments

On June 30, 2020 (“Closing Date”), we announced the sale of our portfolio of sterile injectable drugs used in the hospital setting, including our three commercial products, Akovaz, Bloxiverz and Vazculep, as well as Nouress, which is approved by the U.S. FDA to Exela Sterile Medicines LLC (“Exela Buyer”) pursuant to an asset purchase agreement by us, Avadel Legacy Pharmaceuticals, LLC and the Exela Buyer (“Purchase Agreement”). Pursuant to the Purchase Agreement, Exela paid us $14,500 on the Closing Date and will pay an additional $27,500 in ten equal monthly installments beginning 90 days following the Closing Date for total aggregate consideration of $42,000. For more information, see our Current Report on Form 8-K filed with the SEC on July 2, 2020.

FT218 (Micropump sodium oxybate)

FT218 is a once-nightly formulation of sodium oxybate that uses our Micropump controlled release drug-delivery technology for the treatment of EDS and cataplexy in patients suffering from narcolepsy. Sodium oxybate is the sodium salt of gamma hydroxybutyrate, an endogenous compound and metabolite of the neurotransmitter gamma-aminobutyric acid. Sodium oxybate is approved in Europe and the U.S. as a twice-nightly formulation indicated for the treatment of EDS and cataplexy in patients with narcolepsy.

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

In July 2020, we announced that the first patient has been dosed initiating an open-label extension (“OLE”)/switch study of FT218 as a potential treatment for excessive daytime sleepiness and cataplexy in patients with narcolepsy. The OLE/switch study will examine the long-term safety and maintenance of efficacy of FT218 in patients with narcolepsy who participated in the REST-ON study, as well as dosing and preference data for patients switching from twice-nightly sodium oxybate to once-nightly FT218 regardless if they participated in REST-ON or not. We anticipate that the study will enroll about 250 patients at most of the North American clinical trial sites that participated in the REST-ON study.

We believe FT218 has the potential to demonstrate improved dosing compliance, safety and patient satisfaction over the current standard of care for EDS and cataplexy in patients with narcolepsy, which is a twice-nightly sodium oxybate formulation. If approved, we believe FT218 has the potential to take a significant share of the sodium oxybate market. The current market size for the twice-nightly administration of sodium oxybate is estimated at an annualized revenue run rate of $1.6 billion.

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

Commercial Products

On June 30, 2020, we announced the sale of our portfolio of sterile injectable drugs used in the hospital setting, including our three commercial products, Akovaz, Bloxiverz and Vazculep, as well as Nouress, which is approved by the U.S. FDA to Exela Sterile Medicines LLC.

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

•
Net Loss from Operations in 2020: Since we sold our hospital products at June 30, 2020 and will no longer generate revenue from sales and we will incur substantial expenses to further the clinical development of FT218, we expect to incur a net loss in 2020, which we are unable to estimate at this time.

Impact of COVID-19

Over the past few months, we have seen the profound impact that the novel coronavirus (COVID-19) is having on human health, the global economy and society at large. We have been actively monitoring the COVID-19 situation and have taken measures to mitigate the potential impacts to our employees and business, such as implementing a work from home policy. We believe the impact of COVID-19 and measures to prevent its spread could impact our business in a number of ways, including weakened customer demand, disruptions to our supply chain and third parties that we use and requiring that our employees work from home for an extended period of time. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, access to sources of liquidity and financial condition.

Financial Highlights

Highlights of our consolidated results for the three and six months ended June 30, 2020 are as follows:

•
Revenue was $10,091 and $22,334 for the three and six months ended June 30, 2020, respectively, compared to $17,554 and $33,991 in the same period last year, respectively. This year over year decrease was primarily the result of increased competition driving lower prices as noted above in our discussion of Key Business Trends and Highlights. Our Bloxiverz and Vazculep products experienced price and unit volume declines due to additional competition.

•
Operating income was $40,269 and $33,772 for the three and six months ended June 30, 2020, respectively, compared to an operating loss of $4,451 and $12,618 and for the same period last year, respectively. The increase in operating income for the three months ended June 30, 2020 was driven the gain on the disposition of hospital products of $45,760 and lower research and development (“R&D”) expense of $6,235, partially offset by a decline in gross margin (i.e., total revenues minus cost of products) of $7,126. The increase in operating income for the six months ended June 30, 2020 was driven by the gain on the disposition of hospital products of $45,760, lower R&D expense of $8,034, lower restructuring costs of $2,551, partially offset by lower gross margin of $10,511.

•
Gain on the disposition of the hospital business was $45,760 for the three and six months ended June 30, 2020. The net gain included sale proceeds of $42,000 ($27,500 recorded as a current note receivable), write-off of our inventory, intangible asset, a portion of goodwill and other related assets of $8,212, estimated transaction fees of $2,928 and the reversal of our contingent consideration liability of $14,900.

•
Net income was $30,874 and $30,009 for the three and six months ended June 30, 2020, respectively, compared to net loss of $8,605 and $21,623 in the same period last year, respectively. Included in the net income during the three and six months ended June 30, 2020 was a gain on the disposition of the hospital business of $45,760.

•
Diluted net income per share was $0.49 and $0.58 for the three and six months ended June 30, 2020, respectively, compared to diluted net loss per share of $0.23 and $0.58 in the same period last year, respectively.

•
Cash and marketable securities increased $174,396 to $238,554 at June 30, 2020, from $64,158 at December 31, 2019. This increase was driven by the February private placement which resulted in proceeds, net of placement fees of approximately $61,000, the May public offering, which resulted in proceeds, net of placement fees of approximately $117,000, cash proceeds from the disposition of the hospital business of $14,500, partially offset by $19,417 use of cash in operations during the six months ended June 30, 2020.

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

Results of Operations
The following is a summary of our financial results (in thousands, except per share amounts) for the three months ended June 30, 2020 and 2019, respectively:

			Three Months Ended
	Three Months Ended June 30,		Increase / (Decrease)
			2020 vs. 2019
Comparative Statements of Income (loss)	2020	2019	$	%

Product sales	$10,091	$17,554	$(7,463)	(42.5)%
Operating expenses:
Cost of products	3,285	3,622	(337)	(9.3)%
Research and development expenses	4,057	10,292	(6,235)	(60.6)%
Selling, general and administrative expenses	7,095	6,758	337	5.0%
Intangible asset amortization	203	204	(1)	(0.5)%
Changes in fair value of contingent consideration	918	(377)	1,295	343.5%
Gain on sale of hospital business	(45,760)	—	(45,760)	(100.0)%
Restructuring costs	24	1,506	(1,482)	(98.4)%
Total operating (income) expense	(30,178)	22,005	(52,183)	(237.1)%
Operating income (loss)	40,269	(4,451)	44,720	1,004.7%
Investment and other income, net	(741)	950	(1,691)	(178.0)%
Interest expense	(3,237)	(3,106)	(131)	(4.2)%
Loss on deconsolidation of subsidiary	—	(167)	167	100.0%
Other expense - changes in fair value of contingent consideration payable	(125)	(50)	(75)	(150.0)%
Income (loss) before income taxes	36,166	(6,824)	42,990	630.0%
Income tax benefit	5,292	1,781	3,511	197.1%
Net income (loss)	$30,874	$(8,605)	$39,479	458.8%
Net income (loss) per share - diluted	$0.49	$(0.23)	$0.72	313.0%

The following is a summary of our financial results (in thousands, except per share amounts) for the six months ended June 30, 2020 and 2019, respectively:

			Six Months Ended
	Six Months Ended June 30,		Increase / (Decrease)
			2020 vs. 2019
Comparative Statements of Income (Loss)	2020	2019	$	%

Product sales	$22,334	$33,991	$(11,657)	(34.3)%
Operating expenses:
Cost of products	5,742	6,888	(1,146)	(16.6)%
Research and development expenses	9,587	17,621	(8,034)	(45.6)%
Selling, general and administrative expenses	15,008	17,204	(2,196)	(12.8)%
Intangible asset amortization	406	405	1	0.2%
Changes in fair value of contingent consideration	3,396	1,757	1,639	93.3%
Gain on sale of hospital business	(45,760)	—	(45,760)	(100.0)%
Restructuring costs	183	2,734	(2,551)	(93.3)%
Total operating (income) expense	(11,438)	46,609	(58,047)	(124.5)%
Operating income (loss)	33,772	(12,618)	46,390	367.6%
Investment and other (expense) income, net	(1,119)	1,767	(2,886)	(163.3)%
Interest expense	(6,427)	(6,168)	(259)	(4.2)%
Loss on deconsolidation of subsidiary	—	(2,840)	2,840	100.0%
Other expense - changes in fair value of contingent consideration payable	(435)	(357)	(78)	(21.8)%
Income (loss) before income taxes	25,791	(20,216)	46,007	227.6%
Income tax (expense) benefit	(4,218)	1,407	(5,625)	(399.8)%
Net income (loss)	$30,009	$(21,623)	$51,632	238.8%
Net income (loss) per share - diluted	$0.58	$(0.58)	$1.16	200.0%
Product sales for each of the Company’s significant products for the three months ended June 30, 2020 and 2019 were as follows:

			Six Months Ended
	Three Months Ended June 30,		Increase / (Decrease)
			2020 vs. 2019
Product sales:	2020	2019	$	%

Bloxiverz	$800	$2,358	(1,558)	(66.1)%
Vazculep	4,915	9,410	(4,495)	(47.8)%
Akovaz	4,196	5,946	(1,750)	(29.4)%
Other	180	(160)	340	212.5%
Product sales	$10,091	$17,554	$(7,463)	(42.5)%
Product sales were $10,091 for the three months ended June 30, 2020, compared to $17,554 for the same prior year period. Product sales from Bloxiverz and Akovaz declined $1,558 and $1,750, respectively, and in the current quarter when compared to the same prior year period primarily due to lower net selling price and lower unit volumes sold driven largely by new competition which entered the market driving price and unit volumes lower. Vazculep’s product sales declined $4,495 driven largely by lower unit volumes sold due to new competition which entered the market driving unit volumes lower.

Product sales for each of the Company’s significant products for the six months ended June 30, 2020 and 2019 were as follows:

			Six Months Ended
	Six Months Ended June 30,		Increase / (Decrease)
			2020 vs. 2019
Product sales:	2020	2019	$	%

Bloxiverz	$2,201	$4,926	$(2,725)	(55.3)%
Vazculep	10,429	18,883	(8,454)	(44.8)%
Akovaz	9,545	9,738	(193)	(2.0)%
Other	159	444	(285)	(64.2)%
Product sales	$22,334	$33,991	$(11,657)	(34.3)%
Product sales were $22,334 for the six months ended June 30, 2020, compared to $33,991 for the same prior year period. Bloxiverz’s product sales declined $2,725 when compared to the same period last year, primarily due to lower unit volumes and net selling prices driven largely by new competitors that entered the market. Vazculep’s product sales declined $8,454 compared to the same period last year, due primarily to lower unit volumes driven largely by new competitors that entered the market. Akovaz’s product sales remained consistent with the prior year.

			Three Months Ended
	Three Months Ended June 30,		Increase / (Decrease)
			2020 vs. 2019
Cost of Products:	2020	2019	$	%

Cost of products	$3,285	$3,622	$(337)	(9.3)%
Percentage of total revenues	32.6%	20.6%

Cost of products decreased $337 or 9.3% during the three months ended June 30, 2020 compared to the same prior year period driven by lower sold units, partially offset by an increase in the obsolescence reserve.

			Six Months Ended
	Six Months Ended June 30,		Increase / (Decrease)
			2020 vs. 2019
Cost of Products:	2020	2019	$	%

Cost of products	$5,742	$6,888	$(1,146)	(16.6)%
Percentage of total revenues	25.7%	20.3%
Cost of products decreased $1,146 or 16.6% during the six months ended June 30, 2020 compared to the same prior year period driven by lower sold units, partially offset by an increase in the obsolescence reserve.

			Three Months Ended
	Three Months Ended June 30,		Increase / (Decrease)
			2020 vs. 2019
Research and Development Expenses:	2020	2019	$	%

Research and development expenses	4,057	10,292	$(6,235)	(60.6)%
Percentage of total revenues	40.2%	58.6%
Research and development (“R&D”) expenses decreased $6,235 or 60.6% during the three months ended June 30, 2020 as compared to the same period in 2019. This decline was driven by the completion of the FT218 clinical study during the three months ending March 31, 2020, as well as lower payroll, benefits and share-based compensation of $1,400 related to the 2019 Corporate and French restructuring plans. The Company continues to invest a substantial portion of R&D in its FT218 development program.

			Six Months Ended
	Six Months Ended June 30,		Increase / (Decrease)
			2020 vs. 2019
Research and Development Expenses:	2020	2019	$	%

Research and development expenses	$9,587	$17,621	$(8,034)	(45.6)%
Percentage of total revenues	42.9%	51.8%
R&D expenses decreased $8,034 or 45.6% during the six months ended June 30, 2020 as compared to the same period in 2019. This decline was driven by the completion of the FT218 clinical study during the three months ending March 31, 2020 and lower payroll, benefits and share-based compensation of approximately $2,900 related to the 2019 Corporate and French restructuring plans. The Company continues to invest a substantial portion of R&D in its FT218 development program.

			Three Months Ended
	Three Months Ended June 30,		Increase / (Decrease)
			2020 vs. 2019
Selling, General and Administrative Expenses:	2020	2019	$	%

Selling, general and administrative expenses	$7,095	$6,758	$337	5.0%
Percentage of total revenues	70.3%	38.5%

Selling, general and administrative (“SG&A) expenses increased $337 or 5.0% during the three months ended June 30, 2020 as compared to the same prior year period. This increase was due to an increase in consulting and professional fees of approximately $400, an increase in market research costs of $400, partially offset by lower travel and entertainment expense of approximately $300.

			Six Months Ended
	Six Months Ended June 30,		Increase / (Decrease)
			2020 vs. 2019
Selling, General and Administrative Expenses:	2020	2019	$	%

Selling, general and administrative expenses	$15,008	$17,204	$(2,196)	(12.8)%
Percentage of total revenues	67.2%	50.6%
SG&A expenses decreased $2,196 or 12.8% during the six months ended June 30, 2020 as compared to the same prior year period. This decrease was primarily due to a decrease of $2,200 of sales and marketing costs related to the exit of Noctiva during the first quarter 2019.

			Three Months Ended
	Three Months Ended June 30,		Increase / (Decrease)
			2020 vs. 2019
Intangibles Asset Amortization:	2020	2019	$	%

Intangible asset amortization	$203	$204	$(1)	(0.5)%
Percentage of total revenues	2.0%	1.2%

Intangible asset amortization expense for the three months ended June 30, 2020 and 2019 relates to the amortization of our acquired developed technology - Vazculep. This intangible asset was transferred to Exela Sterile Medicines LLC on June 30, 2020 as part of the disposition of the hospital business. See Note 4: Disposition of the Hospital Business.

			Six Months Ended
	Six Months Ended June 30,		Increase / (Decrease)
			2020 vs. 2019
Intangibles Asset Amortization:	2020	2019	$	%

Intangible asset amortization	$406	$405	$1	0.2%
Percentage of total revenues	1.8%	1.2%
Intangible asset amortization expense for the six months ended June 30, 2020 and 2019 relates to the amortization of our acquired developed technology - Vazculep. This intangible asset was transferred to Exela Sterile Medicines LLC on June 30, 2020 as part of the disposition of the hospital business. See Note 4: Disposition of the Hospital Business.

			Three Months Ended
	Three Months Ended June 30,		Increase / (Decrease)
			2020 vs. 2019
Changes in Fair Value of Contingent Consideration:	2020	2019	$	%

Changes in fair value of contingent consideration	$918	$(377)	$1,295	343.5%
Percentage of total revenues	9.1%	(2.1)%

We compute the fair value of the contingent consideration using several significant assumptions and when these assumptions change, due to underlying market conditions, the fair value of these liabilities change as well. Each of the underlying assumptions used to determine the fair values of these contingent liabilities can, and often do, change based on adjustments in current market conditions, competition and other factors. These changes can have a material impact on our unaudited condensed consolidated statements of income (loss) and balance sheet.

As a result of changes in the underlying assumptions used to determine the estimated fair values of our acquisition-related contingent consideration earn-out payments - Éclat, we recorded an expense of $918 and income of $377 and increased and decreased the fair value of the acquisition-related contingent consideration earn-out payments - Éclat for the three months ended June 30, 2020 and 2019, respectively. As noted in our critical accounting estimates included in the 2019 Form 10-K, there are numerous assumptions and estimates we use when determining the fair value of the acquisition-related earn-out payments - Éclat. These assumptions include estimates of pricing, market size, the market share the related products are forecast to achieve, the cost of goods related to such products and an appropriate discount rate to use when present valuing the related cash flows.

For the three months ended June 30, 2020, as a result of changes to these estimates when compared to the same estimates at December 31, 2019, we recorded an increase in the fair value of our contingent consideration liabilities due to changes in certain underlying market conditions of the acquisition-related contingent consideration earn-out payments - Éclat.

For the three months ended June 30, 2019, as a result of changes to these estimates when compared to the same estimates at December 31, 2018, we recorded a decrease in the fair value of our contingent consideration liabilities, largely due to changes in certain underlying market conditions of the acquisition-related contingent consideration earn-out payments - Éclat.

			Six Months Ended
	Six Months Ended June 30,		Increase / (Decrease)
			2020 vs. 2019
Changes in Fair Value of Contingent Consideration:	2020	2019	$	%

Changes in fair value of contingent consideration	$3,396	$1,757	$1,639	93.3%
Percentage of total revenues	15.2%	5.2%

We compute the fair value of the contingent consideration using several significant assumptions and when these assumptions change, due to underlying market conditions, the fair value of these liabilities change as well. Each of the underlying assumptions used to determine the fair values of these contingent liabilities can, and often do, change based on adjustments in current market conditions, competition and other factors. These changes can have a material impact on our unaudited condensed consolidated statements of income (loss) and balance sheet.

As a result of changes in the underlying assumptions used to determine the estimated fair values of our acquisition-related contingent consideration earn-out payments - Éclat, we recorded an expense of $3,396 and $1,757 and increased the fair value of the acquisition-related contingent consideration earn-out payments - Éclat for the six months ended June 30, 2020 and 2019, respectively. As noted in our critical accounting estimates included in the 2019 Form 10-K, there are numerous assumptions and estimates we use when determining the fair value of the acquisition-related earn-out payments - Éclat. These assumptions include estimates of pricing, market size, the market share the related products are forecast to achieve, the cost of goods related to such products and an appropriate discount rate to use when present valuing the related cash flows.

For the six months ended June 30, 2020, as a result of changes to these estimates when compared to the same estimates at December 31, 2019, we recorded an increase in the fair value of our contingent consideration liabilities due to changes in certain underlying market conditions of the acquisition-related contingent consideration earn-out payments - Éclat.

For the six months ended June 30, 2019, as a result of changes to these estimates when compared to the same estimates at December 31, 2018, we recorded an increase in the fair value of our contingent consideration liabilities, largely due to changes in certain underlying market conditions of the acquisition-related contingent consideration earn-out payments - Éclat.

			Three Months Ended
	Three Months Ended June 30,		Increase / (Decrease)
			2020 vs. 2019
Gain on Sale of Hospital Business	2020	2019	$	%

Gain on sale of hospital business	$45,760	$—	$45,760	100.0%
Percentage of total revenues	453.5%	—%

On June 30, 2020, we sold our assets, rights and interests related to Bloxiverz, Vazculep, Akovaz and Nouress to the Exela Buyer pursuant to an asset purchase agreement by and among us and the Exela Buyer. We recognized a net $45,760 gain on this transaction. See Note 4: Disposition of the Hospital Business.

			Six Months Ended
	Six Months Ended June 30,		Increase / (Decrease)
			2020 vs. 2019
Gain on Sale of Hospital Business	2020	2019	$	%

Gain on sale of hospital business	$45,760	$—	$45,760	100.0%
Percentage of total revenues	204.9%	—%

On June 30, 2020, we sold our assets, rights and interests related to Bloxiverz, Vazculep, Akovaz and Nouress to the Exela Buyer pursuant to an asset purchase agreement by and among us and the Exela Buyer. We recognized a net $45,760 gain on this transaction. See Note 4: Disposition of the Hospital Business.

			Three Months Ended
	Three Months Ended June 30,		Increase / (Decrease)
			2020 vs. 2019
Restructuring Costs	2020	2019	$	%

Restructuring costs	$24	$1,506	$(1,482)	(98.4)%
Percentage of total revenues	0.2%	8.6%

Restructuring charges of $24 and $1,506 were recognized during the three months ended June 30, 2020 and 2019. These charges were primarily related to the 2019 French and Corporate restructuring actions and mainly included severance and legal costs, see Note 15: Restructuring Costs for further details.

			Six Months Ended
	Six Months Ended June 30,		Increase / (Decrease)
			2020 vs. 2019
Restructuring Costs	2020	2019	$	%

Restructuring costs	$183	$2,734	$(2,551)	(93.3)%
Percentage of total revenues	0.8%	8.0%
Restructuring charges of $183 and $2,734 were recognized during the six months ended June 30, 2020 and 2019. These charges were primarily related to the 2019 French and Corporate restructuring actions and mainly included severance and legal costs, see Note 15: Restructuring Costs for further details.

			Three Months Ended
	Three Months Ended June 30,		Increase / (Decrease)
			2020 vs. 2019
Investment and Other (Expense) Income, net	2020	2019	$	%

Investment and other (expense) income, net	$(741)	$950	$(1,691)	(178.0)%
Percentage of total revenues	(7.3)%	5.4%
Investment and other (expense) income, net decreased for the three months ended June 30, 2020 when compared to the same period in the prior year driven by lower realized gains on our marketable securities during the current period when compared to the prior period.

			Six Months Ended
	Six Months Ended June 30,		Increase / (Decrease)
			2020 vs. 2019
Investment and Other (Expense) Income, net	2020	2019	$	%

Investment and other (expense) income, net	$(1,119)	$1,767	$(2,886)	(163.3)%
Percentage of total revenues	(5.0)%	5.2%
Investment and other (expense) income, net decreased for the six months ended June 30, 2020 when compared to the same period in the prior year driven by a $800 legal settlement related to a bankruptcy claim, an increase in net unrealized losses on our marketable equity securities and net realized losses on our marketable securities during the current period when compared to net unrealized gains on our marketable securities during the prior period.

			Three Months Ended
	Three Months Ended June 30,		Increase / (Decrease)
			2020 vs. 2019
Interest Expense	2020	2019	$	%

Interest expense	$3,237	$3,106	$131	4.2%
Percentage of total revenues	32.1%	17.7%
Interest expense of $3,237 and $3,106 for the three months end June 30, 2020 and 2019 is related to interest on the 2023 Notes that were issued in February 2018.

			Six Months Ended
	Six Months Ended June 30,		Increase / (Decrease)
			2020 vs. 2019
Interest Expense	2020	2019	$	%

Interest expense	$6,427	$6,168	$259	4.2%
Percentage of total revenues	28.8%	18.1%

Interest expense of $6,427 and $6,168 for the six months end June 30, 2020 and 2019 is related to interest on the 2023 Notes that were issued in February 2018.

			Three Months Ended
	Three Months Ended June 30,		Increase / (Decrease)
			2020 vs. 2019
Loss on Deconsolidation of Subsidiary	2020	2019	$	%

Loss on deconsolidation of subsidiary	$—	$(167)	$167	100.0%
Percentage of total revenues	—%	(1.0)%

As a result of Specialty Pharma’s bankruptcy filing on February 6, 2019, the Company concluded that it no longer controls its operations and accordingly deconsolidated this subsidiary. The Company recorded a loss on the deconsolidation during the three months ended June 30, 2019 as a result of removing the net assets and certain liabilities of this subsidiary from our unaudited condensed consolidated financial statements. See Note 3: Subsidiary Bankruptcy and Deconsolidation for more discussion.

			Six Months Ended
	Six Months Ended June 30,		Increase / (Decrease)
			2020 vs. 2019
Loss on Deconsolidation of Subsidiary	2020	2019	$	%

Loss on deconsolidation of subsidiary	$—	$(2,840)	$2,840	100.0%
Percentage of total revenues	—%	(8.4)%

As a result of Specialty Pharma’s bankruptcy filing on February 6, 2019, the Company concluded that it no longer controls its operations and accordingly deconsolidated this subsidiary. The Company recorded a loss on the deconsolidation during the six months ended June 30, 2019 as a result of removing the net assets and certain liabilities of this subsidiary from our unaudited condensed consolidated financial statements. See Note 3: Subsidiary Bankruptcy and Deconsolidation for more discussion.

			Three Months Ended
	Three Months Ended June 30,		Increase / (Decrease)
			2020 vs. 2019
Other Expense - Changes in Fair Value of Contingent Consideration Payable	2020	2019	$	%

Other expense - changes in fair value of contingent consideration payable	$(125)	$(50)	$(75)	(150.0)%
Percentage of total revenues	(1.2)%	(0.3)%

We recorded expense of $125 and $50 to increase of the fair value of these liabilities during the three months ended June 30, 2020 and 2019, respectively, due to the same reasons associated with the Éclat product sales forecasts as described in the section “Changes in Fair Value of Related Party Contingent Consideration” for these periods. As noted in our critical accounting estimates section included in our 2019 Form 10-K, there are a number of assumptions and estimates we use when determining the fair value of the contingent consideration payable payments. These estimates include pricing, market size, the market share the related products are forecast to achieve and an appropriate discount rate to use when present valuing the related cash flows. These estimates often do change based on changes in current market conditions, competition and other factors.

The items accounting for the difference between the income tax benefit computed at the statutory rate and the Company’s effective tax rate for the three months ended June 30, 2020 and 2019, are as follows:

			Six Months Ended
	Six Months Ended June 30,		Increase / (Decrease)
			2020 vs. 2019
Other Expense - Changes in Fair Value of Contingent Consideration Payable	2020	2019	$	%

Other expense - changes in fair value of contingent consideration payable	$(435)	$(357)	$(78)	(21.8)%
Percentage of total revenues	(1.9)%	(1.1)%

We recorded expense of $435 and $357 to increase the fair value of these liabilities during the six months ended June 30, 2020 and 2019, respectively, due to the same reasons associated with the Éclat product sales forecasts as described in the section “Changes in Fair Value of Related Party Contingent Consideration” for these periods. As noted in our critical accounting estimates section included in our 2019 Form 10-K, there are a number of assumptions and estimates we use when determining the fair value of the contingent consideration payable payments. These estimates include pricing, market size, the market share the related products are forecast to achieve and an appropriate discount rate to use when present valuing the related cash flows. These estimates often do change based on changes in current market conditions, competition and other factors.

			Three Months Ended
	Three Months Ended June 30,		Increase / (Decrease)
			2020 vs. 2019
Income Tax Provision:	2020	2019	$	%

Income tax provision	$5,292	$1,781	$3,511	197.1%
Percentage of loss before income taxes	(14.6)%	26.1%

The income tax expense was $5,292 for the three months ended June 30, 2020 resulting in an effective tax rate of 14.6%. The income tax expense was $1,781 for the three months ended June 30, 2019 resulting in an effective tax rate of (26.1%). The net increase in the effective income tax rate for the three months ended June 30, 2020, as compared to the same period in 2019, primarily due to increased income in the U.S. due to the sale of the hospital business during the three months ended June 30, 2020.

			Six Months Ended
	Six Months Ended June 30,		Increase / (Decrease)
			2020 vs. 2019
Income Tax (Benefit) Provision:	2020	2019	$	%

Income tax (benefit) provision	$(4,218)	$1,407	$(5,625)	(399.8)%
Percentage of loss before income taxes	(16.4)%	(6.8)%

The income tax benefit was $4,218 for the six months ended June 30, 2020 resulting in an effective tax rate of (16.4%). The income tax provision was $1,407 for the six months ended June 30, 2019 resulting in an effective tax rate of (6.8%). The net decrease in the effective income tax rate for the six months ended June 30, 2020, as compared to the same period in 2019, is primarily due to the discrete tax benefits recognized under the CARES Act as described above, favorable income tax benefits from the U.S. Orphan Drug and Research & Development Tax Credit, which did not occur during the six months ended June 30, 2019, partially offset by increased income in the U.S. due to the sale of the hospital business during the six months ended June 30, 2020.

Liquidity and Capital Resources
The Company’s cash flows from operating, investing and financing activities, as reflected in the unaudited condensed consolidated statements of cash flows, are summarized in the following table:

			Six Months Ended
	Six Months Ended June 30,		Increase / (Decrease)
			2020 vs. 2019
Net cash (used in) provided by:	2020	2019	$	%

Operating activities	$(19,417)	$(22,653)	$3,236	14.3%
Investing activities	(67,662)	30,336	(97,998)	(323.0)%
Financing activities	179,516	55	179,461	326,292.7%

Operating Activities
Net cash used in operating activities of $19,417 for the six months ended June 30, 2020 decreased $3,236 compared to the same prior year period. This decrease in cash used in operating cash flow is due to higher cash earnings (net income (loss) adjusted for non-cash credits and charges) of $6,385 when compared to the same period last year.
Investing Activities
Cash used in investing activities was $67,662 for the six months ended June 30, 2020 compared to cash provided by investing activities of $30,336 for the six months ended June 30, 2019. Cash used in investing activities for the six months ended June 30, 2020 was driven by higher net purchases of marketable securities during the current quarter, partially offset by proceeds received from the disposition of the hospital business. Cash provided by investing activities for the six months ended June 30, 2019 was due to net proceeds from the sales of marketable securities.
Financing Activities
Cash provided by financing activities for the six months ended June 30, 2020 was $179,516 and was driven by the May public offering that resulted in net proceeds of $116,974, the February private placement that resulted in net proceeds of $60,639, and stock option exercises of $1,782.
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
In February 2020, we announced that we had entered into a definitive agreement for the sale of our ADSs and Series A Non-Voting Convertible Preferred Shares (“Series A Preferred”) in a private placement to a group of institutional accredited investors. The private placement resulted in gross proceeds of approximately $65,000 before deducting placement agent and other offering expenses, which resulted in net proceeds of approximately $60,639.
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

On April 28, 2020, we announced the pricing of an underwritten public offering of 11,630 ordinary shares, in the form of American Depositary Shares (“ADSs”) at a price to the public of $10.75 per ADS. Each ADS represents the right to receive one ordinary share. All of the ADSs are being offered by Avadel. The gross proceeds to us from the offering was approximately $125,000, before deducting underwriting discounts and commissions and estimated offering expenses, which resulted in net proceeds of approximately $116,974.

If available to us, raising additional capital may be accomplished through one or more public or private debt or equity financings, collaborations or partnering arrangements. Any equity financing would be dilutive to our shareholders.

Cash, cash equivalent and marketable security balances as of June 30, 2020 and unused financing sources are expected to provide the Company with the flexibility to meet its liquidity needs in 2020, including its operating requirements related to the development of FT218.

Other Matters
Litigation
The Company is subject to potential liabilities generally incidental to our business arising out of present and future lawsuits and claims related to product liability, personal injury, contract, commercial, intellectual property, tax, employment, compliance and other matters that arise in the ordinary course of business. The Company accrues for potential liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. At June 30, 2020 and December 31, 2019, there were no contingent liabilities with respect to any litigation, arbitration or administrative or other proceeding that are reasonably likely to have a material adverse effect on the Company’s unaudited condensed consolidated financial position, results of operations, cash flows or liquidity.
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

Ferring Litigation. Some of the patents covering the Noctiva product (the “Noctiva Patents”) are the subject of litigation initiated by Ferring Pharmaceuticals Inc. and two of its foreign affiliates, Ferring B.V. and Ferring International Center S.A., who manufacture a competing product known as Nocdurna.  Nocdurna was approved by the FDA in June 2018 and commercially launched in the U.S. in November 2018.  Ferring initiated this litigation initially against Serenity Pharmaceuticals, LLC (the licensor of the Noctiva Patents) and Reprise Biopharmaceutics, LLC (“Reprise”) on April 28, 2017.  Avadel subsequently joined the litigation on June 28, 2018, shortly after Ferring received FDA approval for Nocdurna.  In this litigation, filed in the United States District Court for the Southern District of New York, Ferring seeks to invalidate and disputes the inventorship of the Noctiva Patents, seeks damages for various alleged breaches of contractual and common law duties, and seeks damages for alleged infringement by Noctiva of Ferring’s “Nocdurna” trademark.  Specialty Pharma, Serenity, and Reprise have defended this litigation, and have made counterclaims against Ferring, including for infringement of the Noctiva Patents and a declaratory judgment of noninfringement with respect to Ferring’s “Nocdurna” trademark. The court dismissed Ferring’s inventorship claim and its claims for alleged breaches of contractual and common law duties, although these dismissals may be appealed by Ferring.  On February 15, 2019, Specialty Pharma and its co-defendants moved to stay the litigation pending completion of the bankruptcy proceeding of Specialty Pharma. On May 15, 2019, that motion was denied due to a pending settlement of the litigation with respect to just Ferring and Specialty Pharma. On February 25, 2020, Ferring and Specialty Pharma jointly moved for bankruptcy court approval of a settlement agreement with respect to the claims alleged in the litigation.  In accordance with the terms of the settlement agreement, promptly following bankruptcy court approval of the settlement agreement, the parties would dismiss with prejudice their respective claims against each other in the litigation.  On March 13, 2020, the Bankruptcy Court entered an order approving the settlement with Ferring.  Pursuant to the terms of the settlement, the parties were to dismiss their respective claims against each other in the District Court litigation in the Southern District of New York, with such dismissals to be effective concurrently.  The joint dismissal was filed with District Court for the Southern District of New York on May 13, 2020 and entered by the Court on May 14, 2020, thus concluding this litigation for Avadel.

Contract Dispute. On January 21, 2019, Serenity gave notice to Specialty Pharma of an alleged breach of the parties’ Noctiva license agreement. Serenity alleges that Specialty Pharma breached its contractual obligation to devote commercially reasonable efforts to the commercialization of Noctiva and seeks unspecified damages. On January 27, 2019, Specialty Pharma notified Serenity of a claim for $1.7 million in damages as a result of Serenity’s breach of its contractual obligation to pay the costs of the Ferring Litigation. Serenity’s notice to Specialty Pharma invoked the dispute resolution provisions of the Noctiva license agreement, which culminate in arbitration, but neither party has yet initiated an arbitration proceeding or filed suit. On July 24, 2020, Specialty Pharma sought bankruptcy court approval of a settlement agreement by and between it, Avadel US Holdings, and Serenity.  Before the commencement of Specialty Pharma's bankruptcy case, Serenity asserted claims against Specialty Pharma and Avadel US Holdings collectively in an amount no less than $50,000, and after the commencement of the bankruptcy case, Serenity asserted a $3,096 claim against Specialty Pharma and voted to reject its Chapter 11 plan of liquidation.  The settlement agreement provides for a global resolution of these disputes by way of an $800 payment from Avadel US Holdings to Serenity, a mutual exchange of general releases, and the withdrawal of Serenity's claim and vote in Specialty Pharma's bankruptcy case.  Specialty Pharma's entry into the settlement agreement is subject to approval by the Bankruptcy Court.

Exela Litigation.  On January 7, 2020, Exela filed a complaint against us and our subsidiary, Avadel Legacy, in the United States District for the District of Delaware. The complaint alleges infringement of a certain Exela patent related to its cysteine hydrochloride product. Exela is most notably seeking i) a declaratory judgment that the Nouress product infringes its patent, ii) an injunction (both preliminary and permanent) precluding the launch of Nouress, and iii) monetary damages (including enhanced damages, prejudgment interest and attorneys’ fees) in the event Nouress is commercially launched and found to infringe Exela’s patent.  On July 8, 2020, the parties jointly filed a Stipulation and Proposed Order of Dismissal with the United States District Court for the District of Delaware, and the Court signed and approved that proposed order the same day, thus concluding this litigation for the Avadel entities involved.

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

Material Commitments

We have been relieved of all purchase commitments disclosed in Note 16: Contingent Liabilities and Commitments to the Company’s audited consolidated financial statements included in Part II, Item 8 of the Company’s 2019 Annual Report on Form 10-K due to the sale of the hospital business described in Note 4: Disposition of the Hospital Business. There were no other material commitments outside of the normal course of business. Material commitments in the normal course of business include long-term debt obligations which are disclosed in Note 11: Long-Term Debt to the Company’s unaudited condensed consolidated financial statements included in Part I, Item 1 of this report. Our long-term contingent consideration payable as disclosed in Note 10: Contingent Consideration Payable has also been relieved due to the sale of the hospital business.
Contractual Obligations
Disclosures regarding contractual obligations are included in Part II, Item 7 of the Company’s 2019 Annual Report on Form 10-K and updated in Note 10: Contingent Consideration Payable to the Company’s unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report.

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

ITEM 4.     CONTROLS AND PROCEDURES.
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2020, the end of the period covered by this quarterly report on Form 10-Q.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on their evaluation, as of the end of the period covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of June 30, 2020.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or 15d-15 that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We continue to work from home due to the COVID-19 pandemic and will continue to monitor the impact on the design and operating effectiveness of our internal controls.

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

The extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, the severity of COVID-19 or the effectiveness of actions to contain and treat COVID-19, particularly in the geographies where we or our third party suppliers and contract manufacturers, or contract research organizations operate. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions. If we or any of the third parties with whom we engage, however, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business and our results of operations and financial condition.

Third parties may claim that our product candidates infringe their rights, and we may incur significant costs resolving these claims.

Third parties may claim infringement of their patents and other intellectual property rights by the manufacture, use, import, offer for sale or sale of our drug delivery technologies or our other products. As an example, approximately 14 Orange Book patents exist related to Jazz Pharmaceuticals’ currently marketed sodium oxybate product and other Jazz Pharmaceuticals patent applications are pending with claims directed to sodium oxybate formulations, and, in connection with us seeking regulatory approval for FT218, Jazz may allege that FT218 infringes its patents or other intellectual property rights and file suit attempting to prevent us from commercializing FT218. In response to any claim of infringement, we may choose or be forced to seek licenses, defend infringement actions or challenge the validity or enforceability of those patent rights in court or administrative proceedings. If we cannot obtain required licenses on commercially reasonably terms, or at all, are found liable for infringement or are not able to have such patent rights declared invalid or unenforceable, our business could be materially harmed. We may be subject to claims (and even held liable) for significant monetary damages (including enhanced damages and/or attorneys’ fees), encounter significant delays in bringing products to market or be precluded from the manufacture, use, import, offer for sale or sale of products or methods of drug delivery covered by the patents of others. Even if a license is available, it may not be available on commercially reasonable terms or may be non-exclusive, which could result in our competitors gaining access to the same intellectual property. We may not have identified, or be able to identify in the future, U.S. or foreign patents that pose a risk of potential infringement claims.

Parties making claims against us may be able to sustain the costs of patent litigation more effectively than we can because they have substantially greater resources. In addition, any claims, with or without merit, that our product candidates or drug delivery technologies infringe proprietary rights of third parties could be time-consuming, result in costly litigation or divert the efforts of our technical and management personnel, any of which could disrupt our relationships with our partners and could significantly harm our financial positions and operating results.

Disruptions at the FDA, the SEC and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

As of June 23, 2020, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to maintain this pace and delays or setbacks are possible in the future. On July 10, 2020, the FDA announced its goal of restarting domestic on-site inspections during the week of July 20, but such activities will depend on data about the virus’ trajectory in a given state and locality and the rules and guidelines that are put in place by state and local governments. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. We cannot guarantee that the FDA will be able to complete any required inspections or take other necessary actions in respect to our product candidates.

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

Pursuant to the terms of the private placement, we issued 8,680,225 ADSs and 487,614 shares of Series A Preferred at a price of $7.09 per share, priced at-the-market under Nasdaq rules. Each share of non-voting Series A Preferred is convertible into one ADS, provided that conversion will be prohibited if, as a result, the holder and its affiliates would own more than 9.99% of the total number of Avadel ADSs outstanding. The closing of the private placement occurred on February 25, 2020. Proceeds from the private placement will be used to fund continued clinical and program development of FT218, including our open-label extension study for REST-ON, a switch study to evaluate patients switching from twice-nightly sodium oxybate to once-nightly FT218, as well as for general corporate purposes.

The private placement was exempt from registration pursuant to Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

In connection with the shelf registration statement, on April 28, 2020 we announced the pricing of an underwritten public offering of 11,630,000 ADSs at a price to the public of $10.75 per ADS. Each ADS represents the right to receive one Ordinary Share. All of the ADSs were offered by us and the gross proceeds to us from the offering were approximately $125,000, before deducting underwriting discounts and commissions and offering expenses, which resulted in net proceeds of $116,974. The offering closed on May 1, 2020.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5.    OTHER INFORMATION.

None.

ITEM 6.    EXHIBITS.

Exhibit No.	Description

10.1
Asset Purchase Agreement, dated as of June 30, 2020, by and between Avadel Seller, Seller Parent, Exela Buyer and Buyer Parent. (incorporated by reference to Exhibit 10.1 to the registrants current report on Form 8-K, filed on July 2, 2020)

10.2+	Employment agreement by and between Avadel Management Corporation and Thomas S. McHugh dated May 15, 2020
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Exchange Act
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Exchange Act
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*) (filed herewith)
______________________
*    Filed herewith.
**          Furnished herewith.
+          Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVADEL PHARMACEUTICALS PLC
(Registrant)

Date: August 10, 2020	By:	/s/ Gregory J. Divis
Gregory J. Divis
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: August 10, 2020	By:	/s/ Thomas S. McHugh
Thomas S. McHugh
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)