Form 10-Q
period 2021-03-31
AVADEL PHARMACEUTICALS PLC
filed 2021-05-10
CIK 1012477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

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

At May 5, 2021, 58,487,551 ordinary shares, nominal value $0.01 each, of the Company were outstanding.

We own various trademark registrations and applications, and unregistered trademarks, including Avadel™, Micropump™, LiquiTime™ and Medusa™. All other trade names, trademarks and service marks of other companies appearing in this Quarterly Report are the property of their respective holders. Solely for convenience, the trademarks and trade names in this Quarterly Report may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend to use or display other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

From time to time, we may use our website, LinkedIn or our Twitter account (@AvadelPharma) to distribute material information. Our financial and other material information is routinely posted to and accessible on the Investors section of our website, available at www.avadel.com. Investors are encouraged to review the Investors section of our website because we may post material information on that site that is not otherwise disseminated by us. Information that is contained in and can be accessed through our website or our Twitter posts are not incorporated into, and does not form a part of, this Quarterly Report.

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
•Our ability to hire and retain members of our management team and our employees; and
•Competition existing today or that will likely arise in the future.

These forward-looking statements are neither promises nor guarantees of future performance due to a variety of risks and uncertainties and other factors more fully discussed in the “Risk Factors” section in Part I, Item 1A of the Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 9, 2021 and the risk factors and cautionary statements described in other documents that we file from time to time with the SEC. Given these uncertainties, readers should not place undue reliance on our forward-looking statements. These forward-looking statements speak only as of the date on which the statements were made and are not guarantees of future performance. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to revise any forward-looking statements to reflect events or developments occurring after the date of this quarterly report, even if new information becomes available in the future.

PART I – FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS
AVADEL PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(In thousands, except per share data)
 (Unaudited)

	Three Months Ended March 31,
	2021	2020

Product sales	$—	$12,243
Operating expenses:
Cost of products	—	2,457
Research and development expenses	3,852	5,530
Selling, general and administrative expenses	11,012	7,913
Intangible asset amortization	—	203
Changes in fair value of contingent consideration	—	2,478
Restructuring (income) costs	(53)	159
Total operating expense	14,811	18,740
Operating loss	(14,811)	(6,497)
Investment and other income (expense), net	610	(378)
Interest expense	(1,929)	(3,190)
Gain from release of certain liabilities	78	—
Other expense - changes in fair value of contingent consideration payable	—	(310)
Loss before income taxes	(16,052)	(10,375)
Income tax benefit	(2,607)	(9,510)
Net loss	$(13,445)	$(865)

Net loss per share - basic	$(0.23)	$(0.02)
Net loss per share - diluted	(0.23)	(0.02)

Weighted average number of shares outstanding - basic	58,443	41,057
Weighted average number of shares outstanding - diluted	58,443	41,057

See accompanying notes to unaudited condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020

Net loss	$(13,445)	$(865)
Other comprehensive loss, net of tax:
Foreign currency translation loss	(718)	(177)
Net other comprehensive loss, net of $(55) and $(49) tax, respectively	(537)	(644)
Total other comprehensive loss, net of tax	(1,255)	(821)
Total comprehensive loss	$(14,700)	$(1,686)

See accompanying notes to unaudited condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$59,172	$71,722
Marketable securities	145,803	149,680
Research and development tax credit receivable	3,108	3,326
Prepaid expenses and other current assets	34,231	38,726
Total current assets	242,314	263,454
Property and equipment, net	344	359
Operating lease right-of-use assets	2,427	2,604
Goodwill	16,836	16,836
Research and development tax credit receivable	3,303	3,445
Other non-current assets	27,717	24,939
Total assets	$292,941	$311,637

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of operating lease liability	$484	$474
Accounts payable	2,824	2,934
Accrued expenses	4,297	6,501
Other current liabilities	1,515	5,200
Total current liabilities	9,120	15,109
Long-term debt	141,461	128,210
Long-term operating lease liability	1,717	1,840
Other non-current liabilities	4,139	4,212
Total liabilities	156,437	149,371

Shareholders’ equity:
Preferred shares, nominal value of $0.01 per share; 50,000 shares authorized; 488 issued and outstanding at March 31, 2021 and 488 issued and outstanding at December 31, 2020, respectively	5	5
Ordinary shares, nominal value of $0.01 per share; 500,000 shares authorized; 58,488 issued and outstanding at March 31, 2021 and 58,396 issued and outstanding at December 31, 2020	584	583
Additional paid-in capital	542,093	566,916
Accumulated deficit	(383,872)	(384,187)
Accumulated other comprehensive loss	(22,306)	(21,051)
Total shareholders’ equity	136,504	162,266
Total liabilities and shareholders’ equity	$292,941	$311,637
 See accompanying notes to unaudited condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

Three Months Ended March 31, 2021

	Ordinary shares		Preferred shares		Additional	Accumulated	Accumulated other comprehensive	Total shareholders’
	Shares	Amount	Shares	Amount	paid-in capital	deficit	loss	equity
Balance, December 31, 2020	58,396	$583	488	$5	$566,916	$(384,187)	$(21,051)	$162,266
Impact of the adoption of ASU 2020-06	—	—	—	—	(26,699)	13,760	—	(12,939)
Net loss	—	—	—	—	—	(13,445)	—	(13,445)
Other comprehensive loss	—	—	—	—	—	—	(1,255)	(1,255)
Exercise of stock options	23	—	—	—	106	—	—	106
Vesting of restricted shares	61	1	—	—	(1)	—	—	—
Employee share purchase plan share issuance	8	—	—	—	43	—	—	43
Stock-based compensation expense	—	—	—	—	1,728	—	—	1,728
Balance, March 31, 2021	58,488	$584	488	$5	$542,093	$(383,872)	$(22,306)	$136,504

AVADEL PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

Three Months Ended March 31, 2020

	Ordinary shares		Preferred shares		Additional paid-in	Accumulated	Accumulated other comprehensive	Treasury shares		Total shareholders’ (deficit)
	Shares	Amount	Shares	Amount	capital	deficit	loss	Shares	Amount	equity
Balance, December 31, 2019	42,927	$429	$—	$—	$434,391	$(391,215)	$(22,806)	5,407	$(49,998)	$(29,199)
Net loss	—	—	—	—	—	(865)	—	—	—	(865)
Other comprehensive loss	—	—	—	—	—	—	(821)	—	—	(821)
Exercise of stock options	146	2	—	—	1,387	—	—	—	—	1,389
February 2020 private placement	8,680	87	488	5	60,641	—	—	—	—	60,733
Vesting of restricted shares	19	—	—	—	—	—	—	—	—	—
Employee share purchase plan share issuance	40	—	—	—	88	—	—	—	—	88
Stock-based compensation expense	—	—	—	—	742	—	—	—	—	742
Balance, March 31, 2020	51,812	$518	488	$5	$497,249	$(392,080)	$(23,627)	5,407	$(49,998)	$32,067

AVADEL PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(13,445)	$(865)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	218	456
Remeasurement of acquisition-related contingent consideration	—	2,478
Remeasurement of financing-related contingent consideration	—	310
Amortization of debt discount and debt issuance costs	312	1,573
Change in deferred tax and income tax deferred charge	(2,534)	(8,440)
Stock-based compensation expense	1,728	742
Gain from the release of certain liabilities	(78)	—
Other adjustments	561	573
Net changes in assets and liabilities
Accounts receivable	—	(517)
Inventories	—	47
Prepaid expenses and other current assets	(3,736)	899
Research and development tax credit receivable	80	160
Accounts payable & other current liabilities	(3,789)	(1,187)
Accrued expenses	(2,112)	(4,905)
Accrued income taxes	—	2,253
Earn-out payments for contingent consideration in excess of acquisition-date fair value	—	(1,774)
Royalty payments for contingent consideration payable in excess of original fair value	—	(291)
Other assets and liabilities	(618)	(3,148)
Net cash used in operating activities	(23,413)	(11,636)

Cash flows from investing activities:
Purchases of property and equipment	(26)	—
Proceeds from the disposition of the hospital products	8,250	—
Proceeds from sales of marketable securities	40,736	14,788
Purchases of marketable securities	(37,769)	(1,562)
Net cash provided by investing activities	11,191	13,226

Cash flows from financing activities:
Proceeds from the February 2020 private placement	—	60,733
Proceeds from stock option exercises and employee stock purchase plan	149	1,477
Net cash provided by financing activities	149	62,210

Effect of foreign currency exchange rate changes on cash and cash equivalents	(477)	(68)

Net change in cash and cash equivalents	(12,550)	63,732
Cash and cash equivalents at January 1,	71,722	9,774
Cash and cash equivalents at March 31,	$59,172	$73,506

Supplemental disclosures of cash flow information:
Interest paid	$3,234	$3,234
Income taxes paid	$—	$—
See accompanying notes to unaudited condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

NOTE 1: Summary of Significant Accounting Policies
Nature of Operations.  Avadel Pharmaceuticals plc (Nasdaq: AVDL) (“Avadel,” the “Company,” “we,” “our,” or “us”) is a biopharmaceutical company. Our lead product candidate, FT218, is an investigational once-nightly, extended-release formulation of sodium oxybate for the treatment of excessive daytime sleepiness (“EDS”) and cataplexy in adults with narcolepsy. We are primarily focused on the development and potential United States (“U.S.”) Food and Drug Administration (“FDA”) approval of FT218. In December 2020, we submitted a New Drug Application (“NDA”) to the FDA for FT218 to treat excessive daytime sleepiness and cataplexy in adults with narcolepsy. The NDA for FT218 was accepted by the FDA in February 2021 and assigned a Prescription Drug User Fee Act (“PDUFA”) target action date of October 15, 2021.

Outside of our lead product candidate, we continue to evaluate opportunities to expand our product portfolio. As of March 31, 2021, we do not have any approved and commercialized products in our portfolio.

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

We conducted a Phase 3 clinical trial of FT218, the REST-ON trial, which was a randomized, double-blind, placebo-controlled study that enrolled 212 patients and was conducted in clinical sites in the U.S., Canada, Western Europe and Australia. The last patient, last visit was completed at the end of the first quarter of 2020 and positive top line data from the REST-ON trial was announced on April 27, 2020. Patients who received 9 g of once-nightly FT218, the highest dose administered in the trial, demonstrated a statistically significant and clinically meaningful improvement compared to placebo across the three co-primary endpoints of the trial: maintenance of wakefulness test, or MWT, clinical global impression-improvement, or CGI-I, and mean weekly cataplexy attacks. The lower doses assessed, 6 g and 7.5 g also demonstrated a statistically significant and clinically meaningful improvement on all three co-primary endpoints compared to placebo. We observed the 9 g dose of once-nightly FT218 to be generally well tolerated. Adverse reactions commonly associated with sodium oxybate were observed in a small number of patients (nausea 1.3%, vomiting 5.2%, decreased appetite 2.6%, dizziness 5.2%, somnolence 3.9%, tremor 1.3% and enuresis 9%), and 3.9% of the patients who received 9 g of FT218 discontinued the trial due to adverse reactions.

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

In July 2020, we announced that the first patient was dosed initiating an open-label extension (“OLE”)/switch study of FT218 as a potential treatment for EDS and cataplexy in patients with narcolepsy. The OLE/switch study is examining the long-term safety and maintenance of efficacy of FT218 in patients with narcolepsy who participated in the REST-ON study, as well as dosing and preference data for patients switching from twice-nightly sodium oxybate to once-nightly FT218, regardless of whether they participated in REST-ON. We anticipate that the study could enroll up to 250 patients, many of whom would be enrolled in North American clinical trial sites that participated in the REST-ON study.

New secondary endpoints from the REST-ON trial were presented at the American Academy of Neurology, beginning April 17, 2021. FT218 demonstrated improvements in disturbed nocturnal sleep (“DNS”), defined in REST-ON as the number of shifts from stages N1, N2, N3, and rapid eye movement (“REM”) sleep to wake and from stages N2, N3, and REM sleep to stage N1. FT218 also decreased the number of nocturnal arousals as measured on polysomnography. Improvements in DNS were further supported by post-hoc analyses demonstrating increased time in deep sleep (N3, also known as slow wave sleep), and less time in N1. A second poster described the statistically significant improvements in the Epworth Sleepiness Scale, both the quality of sleep and the refreshing nature of sleep, and a decrease in sleep paralysis. These clinically relevant improvements were observed for all doses, beginning at Week 3, for the lowest 6 g dose, compared to placebo. FT218 did not demonstrate significant improvement for hypnagogic hallucinations compared to placebo.

Previously Approved FDA Products

On June 30, 2020 (the “Closing Date”), we announced the sale by Avadel Legacy Pharmaceuticals, LLC (the “Avadel Seller”) of the portfolio of sterile injectable drugs used in the hospital setting (the “Hospital Products”), which included our three commercial products, Akovaz, Bloxiverz and Vazculep, as well as Nouress, to Exela Sterile Medicines LLC (“Exela Buyer”) pursuant to an asset purchase agreement (the “Purchase Agreement”) by and among the Avadel Seller, Avadel US Holdings, Inc., the Exela Buyer and Exela Holdings, Inc. This sale included the following FDA approved products:

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

See Note 3: Disposition of the Hospital Products.

Basis of Presentation. The unaudited condensed consolidated balance sheet as of March 31, 2021, which is derived from the prior year 2020 audited consolidated financial statements, and the interim unaudited condensed consolidated financial statements presented herein, have been prepared in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP), the requirements of Form 10-Q and Article 10 of Regulation S-X and, consequently, do not include all information or footnotes required by U.S. GAAP for complete financial statements or all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s 2020 Annual Report on Form 10-K filed with the SEC on March 9, 2021.
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

Revenue. Prior to June 30, 2020, revenue was earned from the sales of pharmaceutical products.

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

NOTE 2: Newly Issued Accounting Standards
Recently Adopted Accounting Guidance

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. The FASB’s amendments primarily impact ASC 740, Income Taxes, and may impact both interim and annual reporting periods. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years and early adoption is permitted. We adopted the provisions of ASU 2019-12 on January 1, 2021. Adoption of ASU 2019-12 did not have any impact on our unaudited condensed consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging- Contracts in Entity’s Own Equity (Subtopic 815-40), to reduce the complexity associated with applying U.S. GAAP principles for certain financial instruments with characteristics of liabilities and equity. The amendments in this ASU reduce the number of accounting models for convertible instruments and expand the existing disclosure requirements over earnings per share as it relates to convertible instruments. Convertible debt will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The update also requires the if-converted method to be used for convertible instruments and the effect of potential share settlement be included in the diluted earnings per share calculation when an instrument may be settled in cash or shares. This ASU will be effective for our fiscal year beginning January 1, 2022 and interim periods therein. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The amendments may be adopted through either a modified retrospective method, or a fully retrospective method.

The Company has elected to early adopt ASU 2020-06 as of January 1, 2021 using a modified retrospective method. The Company’s 4.50% exchangeable senior notes due 2023 (the “2023 Notes”) are a convertible instrument with a cash-conversion feature that is accounted for within the scope of Subtopic 470-20. The Company calculated the cumulative-effect adjustment as of January 1, 2021 by comparing (i) the historical amortization schedule for the 2023 Notes through December 31, 2020 and (ii) an updated amortization schedule wherein the conversion feature within the 2023 Notes would not be separated as an equity component and subsequently recognized as non-cash interest expense under ASC 835-30. The adoption resulted in a $26,699 decrease in additional paid-in capital, a $12,939 increase in long-term debt, and a $13,760 increase to the opening balance of retained earnings.

NOTE 3: Disposition of the Hospital Products

On the Closing Date, we announced the sale of our Hospital Products to the Exela Buyer pursuant to the Purchase Agreement (the “Transaction”).

Pursuant to the Purchase Agreement, the Exela Buyer agreed to pay a total aggregate consideration amount of $42,000, of which $14,500 was paid on the Closing Date and an additional $27,500 was to be paid in ten equal monthly installments following the Closing Date. During the year ended December 31, 2020, we collected four installment payments, totaling $11,000 and during the three months ended March 31, 2021, we collected three installment payments, totaling $8,250. In connection with the sale of the Hospital Products, the parties also agreed to cause the dismissal of the pending civil litigation related to Nouress in the District Court for the District of Delaware.

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

The following table represents the major classes of assets and liabilities either transferred to the Exela Buyer or eliminated by us due to the sale of the Hospital Products in exchange for aggregate consideration of $42,000, less transaction fees of $2,928.

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

The unaudited pro forma condensed combined statement of loss for the three months ended March 31, 2020 included below is being provided for information purposes only and are not necessarily indicative of the results of operations that would have resulted if the Transaction had actually occurred on the date indicated. The pro forma adjustments are based on available information and assumptions that the Company believes are attributable to the sale.

	Unaudited Pro Forma Condensed Combined Statement of Loss
	Three Months Ended March 31, 2020
	As Reported	Pro Forma Adjustments	Notes	Pro Forma

Product sales	$12,243	$(12,264)	(a)	$(21)
Total operating expense	18,740	(5,773)	(b)	12,967
Operating loss	(6,497)	(6,491)		(12,988)
Loss before income taxes	$(10,375)	$(6,181)	(c)	$(16,556)

Adjustments to the pro forma unaudited condensed combined statements of loss

(a) This adjustment reflects Product sales attributable to the Hospital Products.

(b) This adjustment reflects the following estimated expenses attributable to the Hospital Products:

•Cost of products of $2,449.
•Research and development expenses of $196.
•Selling, general and administrative expenses of $447.
•Intangible asset amortization on acquired development technology for Vazculep of $203.
•Changes in fair value of related party contingent consideration of $2,478. The Company will no longer be responsible for these payments.

(c) This amount reflects the adjustments noted in (a) and (b) above, as well as estimated Changes in fair value of related party payable of $310 attributable to the Hospital Products. The Company will no longer be responsible for these payments.

NOTE 4: Revenue Recognition

Prior to June 30, 2020, we generated revenue primarily from the sale of pharmaceutical products to customers. On June 30, 2020, we sold the Hospital Products. See Note 3: Disposition of the Hospital Products.

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

Product Returns

Consistent with industry practice, the Company maintained a returns policy that generally offered customers a right of return for product that has been purchased from the Company. The Company estimated the amount of product returns and records this estimate as a reduction of revenue in the period the related product revenue was recognized. The Company estimated product return liabilities based on analysis of historical data for the product or comparable products, as well as future expectations for such products and other judgments and analysis.

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

Disaggregation of revenue

The Company’s source of revenue was from the sale of pharmaceutical products, which are equally affected by the same economic factors as it relates to the nature, amount, timing, and uncertainty of revenue and cash flows. For further detail about the Company’s revenues by product, see Note 15: Revenue by Product.

Contract Balances

The Company does not recognize revenue in advance of invoicing its customers and therefore has no related contract assets.

A receivable is recognized in the period the Company sells its products and when the Company’s right to consideration is unconditional.

There were no material deferred contract costs at March 31, 2021 or December 31, 2020.

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

The following table summarizes the financial instruments measured at fair value on a recurring basis classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the accompanying unaudited condensed consolidated balance sheets:

	As of March 31, 2021			As of December 31, 2020
Fair Value Measurements:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Marketable securities (see Note 6)
Mutual and money market funds	$101,696	$—	$—	$104,672	$—	$—
Corporate bonds	—	23,591	—	—	22,155	—
Government securities - U.S.	—	17,353	—	—	18,999	—
Other fixed-income securities	—	3,163	—	—	3,854	—
Total assets	$101,696	$44,107	$—	$104,672	$45,008	$—
A review of fair value hierarchy classifications is conducted on a quarterly basis.  Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. During the periods ended March 31, 2021 and December 31, 2020, respectively, there were no transfers in and out of Level 1, 2, or 3. During the three months ended March 31, 2021 and 2020, respectively, we did not recognize any other-than-temporary impairment loss.
Some of the Company’s financial instruments, such as cash and cash equivalents, accounts receivable and accounts payable, are reflected in the balance sheet at carrying value, which approximates fair value due to their short-term nature.

Debt

We estimate the fair value of our $143,750 aggregate principal amount of the 2023 Notes based on interest rates that would be currently available to the Company for issuance of similar types of debt instruments with similar terms and remaining maturities or recent trading prices obtained from brokers (a Level 2 input). The estimated fair value of the 2023 Notes at March 31, 2021 is $161,090.

See Note 9: Long-Term Debt for additional information regarding our debt obligations.

NOTE 6: Marketable Securities
The Company has investments in equity and available-for-sale debt securities which are recorded at fair market value. The change in the fair value of equity investments is recognized in our unaudited condensed consolidated statements of loss and the change in the fair value of available-for-sale debt investments is recorded as other comprehensive loss in shareholders’ equity, net of income tax effects. As of March 31, 2021, we considered any decreases in fair value on our marketable securities to be driven by factors other than credit risk, including market risk.

The following tables show the Company’s available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category as of March 31, 2021 and December 31, 2020, respectively:

	March 31, 2021
Marketable Securities:	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value

Mutual and money market funds	$100,704	$1,138	$(146)	$101,696
Corporate bonds	23,448	206	(63)	23,591
Government securities - U.S.	17,401	88	(136)	17,353
Other fixed-income securities	3,155	16	(8)	3,163
Total	$144,708	$1,448	$(353)	$145,803

	December 31, 2020
Marketable Securities:	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value

Mutual and money market funds	$103,404	$1,288	$(20)	$104,672
Corporate bonds	21,811	350	(6)	22,155
Government securities - U.S.	18,849	155	(5)	18,999
Other fixed-income securities	3,839	22	(7)	3,854
Total	$147,903	$1,815	$(38)	$149,680
We determine realized gains or losses on the sale of marketable securities on a specific identification method. We reflect these gains and losses as a component of investment and other income in the accompanying unaudited condensed consolidated statements of loss.
We recognized gross realized gains of $11 and $276 for the three months ended March 31, 2021 and 2020, respectively. These realized gains were offset by realized losses of $68 and $872 for the three months ended March 31, 2021 and 2020, respectively.

The following table summarizes the estimated fair value of our investments in marketable debt securities, accounted for as available-for-sale debt securities and classified by the contractual maturity date of the securities as of March 31, 2021:

	Maturities
Marketable Debt Securities:	Less than 1 Year	1-5 Years	5-10 Years	Greater than 10 Years	Total

Corporate bonds	$5,225	$17,352	$1,014	$—	$23,591
Government securities - U.S.	2,109	11,440	1,883	1,921	17,353
Other fixed-income securities	1,009	1,888	266	—	3,163
Total	$8,343	$30,680	$3,163	$1,921	$44,107
We have classified our investment in available-for-sale marketable debt securities as current assets in the unaudited condensed consolidated balance sheets as the securities need to be available for use, if required, to fund current operations. There are no restrictions on the sale of any securities in our investment portfolio.

Total gross unrealized losses of our available-for-sale debt securities at March 31, 2021 were immaterial. The unrealized losses are driven by factors other than credit risk and have been in an unrealized loss position for less than one year. We do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases.

NOTE 7: Goodwill
The Company’s unamortizable goodwill is $16,836 at March 31, 2021 and December 31, 2020.

The Company recorded amortization expense related to an amortizable intangible asset that was assumed by the Exela Buyer as part of the disposition of the Hospital Products on June 30, 2020 of $203 for the three months ended March 31, 2020. Refer to

Note 3: Disposition of the Hospital Products. There was no amortization expense recorded during the three months ended March 31, 2021.

NOTE 8: Contingent Consideration Payable
Prior to the sale of the Hospital Products on June 30, 2020, we computed the fair value of the contingent consideration using several significant assumptions and when these assumptions change, due to underlying market conditions, the fair value of these liabilities change as well. Each of the underlying assumptions used to determine the fair values of these contingent liabilities can, and often do, change based on adjustments in current market conditions, competition and other factors. These changes had a material impact on our unaudited condensed consolidated statements of loss and balance sheets. As part of the sale of the Hospital Products on June 30, 2020, the Exela Buyer assumed and will pay, perform, satisfy and discharge the liabilities and obligations of Avadel Legacy and the Company under the Deerfield Royalty Agreement. As of March 31, 2021 and December 31, 2020, the balance of the contingent consideration payable is $0.

The following table summarizes changes to the contingent consideration payables, a recurring Level 3 measurement, for the three-month period ended March 31, 2020:

Contingent Consideration Payable Rollforward:	Balance

Balance, December 31, 2019	$17,327
Payments of contingent consideration	(2,065)
Fair value adjustments (1)	2,788
Balance, March 31, 2020	$18,050

(1) Fair value adjustments are reported as changes in fair value of contingent consideration and other expense - changes in fair value of contingent consideration payable in the unaudited condensed consolidated statements of loss.

NOTE 9: Long-Term Debt
Long-term debt is summarized as follows:

	March 31, 2021	December 31, 2020
Principal amount of 4.50% exchangeable senior notes due 2023	$143,750	$143,750
Less: unamortized debt discount and issuance costs, net	(2,289)	(15,540)
Net carrying amount of liability component	141,461	128,210
Less: current maturities	—	—
Long-term debt	$141,461	$128,210

Equity component:
Equity component of exchangeable notes, net of issuance costs	$—	$(26,699)

For the three months ended March 31, 2021 and 2020, the total interest expense was $1,929 and $3,190, respectively, with coupon interest expense of $1,617 for each period and the amortization of debt issuance costs and debt discount of $312 and $1,573, respectively.

As described in Note 2: Newly Issued Accounting Standards, the Company has elected to early adopt ASU 2020-06 as of January 1, 2021 using a modified retrospective method. The adoption resulted in a $12,939 increase in long-term debt and a $26,699 decrease in the equity component of the 2023 Notes.

2023 Notes

On February 16, 2018, Avadel Finance Cayman Limited, a Cayman Islands exempted company (the “Issuer”) and an indirect wholly-owned subsidiary of the Company, issued $125,000 aggregate principal amount of 4.50% exchangeable senior notes due 2023 (the “2023 Notes”) in a private placement (the “Offering”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act. In connection with the Offering, the Issuer granted the initial purchasers of the 2023 Notes a 30-day option to purchase up to an additional $18,750 aggregate principal amount of the 2023 Notes, which was fully exercised on February 16, 2018. Net proceeds received by the Company, after issuance costs and discounts of $6,190, were approximately $137,560. The 2023 Notes are the Company’s senior unsecured obligations and rank equally in right of payment with all of the

Company’s existing and future senior unsecured indebtedness and effectively junior to any of the Company’s existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness.

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

We considered the guidance in ASC 815-15, Embedded Derivatives, to determine if this instrument contains an embedded feature that should be separately accounted for as a derivative. ASC 815 provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional, as defined by ASC 815-40. We determined that this exception applies due, in part, to our ability to settle the 2023 Notes in cash, ADSs or a combination of cash and ADSs, at our option. We have therefore applied the guidance provided by ASC 470-20, Debt with Conversion and Other Options, as amended by ASU 2020-06.

NOTE 10: Income Taxes

The income tax benefit was $2,607 for the three months ended March 31, 2021 resulting in an effective tax rate of 16.2%. The income tax benefit was $9,510 for the three months ended March 31, 2020 resulting in an effective tax rate of 91.7%. The decrease in the income tax benefit for the three months ended March 31, 2021, as compared to the same period in 2020, is primarily due to the discrete tax benefits recognized under the CARES Act enacted in 2020 and an agreement with the IRS in the first quarter of 2020 on audit adjustments resulting from the U.S. Federal Income Tax audit of the tax years 2015, 2016 and

2017, all of which was recorded during the three months ended March 31, 2020. Benefits from these prior year items did not recur during the three months ended March 31, 2021.

NOTE 11: Other Assets and Liabilities
Various other assets and liabilities are summarized as follows:

Prepaid Expenses and Other Current Assets:	March 31, 2021	December 31, 2020

Valued-added tax recoverable	$258	$341
Prepaid and other expenses	4,990	1,018
Short-term deposit	1,477	1,477
Guarantee from Armistice	272	318
Income tax receivable	18,835	18,615
Receivable from Exela (see Note 3)	8,250	16,500
Other	149	457
Total	$34,231	$38,726

Other Non-Current Assets:	March 31, 2021	December 31, 2020

Deferred tax assets	$20,790	$18,256
Guarantee from Armistice	980	1,050
Right of use assets at contract manufacturing organizations	5,550	5,201
Other	397	432
Total	$27,717	$24,939

Accrued Expenses	March 31, 2021	December 31, 2020

Accrued compensation	$738	$1,697
Accrued restructuring (see Note 12)	287	520
Customer allowances	912	1,030
Accrued contract research organization charges	690	473
Other	1,670	2,781
Total	$4,297	$6,501

Other Current Liabilities:	March 31, 2021	December 31, 2020

Accrued interest	$1,078	$2,695
Due to Exela	—	2,026
Guarantee to Deerfield	272	319
Other	165	160
Total	$1,515	$5,200

Other Non-Current Liabilities:	March 31, 2021	December 31, 2020

Unrecognized tax benefits	$3,143	$3,143
Guarantee to Deerfield	983	1,053
Other	13	16
Total	$4,139	$4,212

NOTE 12: Restructuring Costs
2019 French Restructuring
During the second quarter of 2019, the Company initiated a plan to substantially reduce all of its workforce at its Vénissieux, France site (“2019 French Restructuring”). This reduction was part of an effort to align the Company’s cost structure with our ongoing and future planned projects. The reduction in workforce was completed during 2020. Restructuring (income) charges associated with this plan recognized during the three months ended March 31, 2021 and 2020 were immaterial.
The following table sets forth activities for the Company’s cost reduction plan obligations for the three months ended March 31, 2021:

2019 French Restructuring Obligation:	2021

Balance of restructuring accrual at January 1,	$248
Income for employee severance, benefits and other costs	(122)
Payments	(1)
Foreign currency impact	(8)
Balance of restructuring accrual at March 31,	$117
The 2019 French Restructuring liabilities of $117 are included in the unaudited condensed consolidated balance sheet in accrued expenses at March 31, 2021.

2019 Corporate Restructuring

During the first quarter of 2019, the Company announced a plan to reduce its Corporate workforce by more than 50% (“2019 Corporate Restructuring”). The reduction in workforce is primarily a result of the exit of Noctiva during the first quarter of 2019, as well as an effort to better align the Company’s remaining cost structure at our U.S. and Ireland locations with our ongoing and future planned projects. The reduction in workforce was completed during 2020. The restructuring charges associated with this plan recognized during the three months ended March 31, 2021 and 2020 were immaterial.

The following table sets forth activities for the Company’s cost reduction plan obligations for the three months ended March 31, 2021:

2019 Corporate Restructuring Obligation:	2021

Balance of restructuring accrual at January 1,	$272
Charges for employee severance, benefits and other costs	—
Payments	(102)
Balance of restructuring accrual at March 31,	$170
The 2019 Corporate Restructuring liabilities of $170 are included in the unaudited condensed consolidated balance sheet in accrued expenses at March 31, 2021.

NOTE 13: Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of shares outstanding during each period. Diluted net loss per share is calculated by dividing net loss - diluted by the diluted number of shares outstanding during each period. Except where the result would be anti-dilutive to net loss, diluted net loss per share would be calculated assuming the impact of the conversion of the 2023 Notes, the conversion of our preferred shares, the exercise of outstanding equity compensation awards, and ordinary shares expected to be issued under our employee stock purchase plan (“ESPP”).

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

The dilutive effect of the stock options, restricted stock units, preferred shares and ordinary shares expected to be issued under our ESPP has been calculated using the treasury stock method. The dilutive effect of the performance share units (“PSUs”) will be calculated using the treasury stock method, if and when the contingent vesting condition is achieved.

A reconciliation of basic and diluted net loss per share, together with the related shares outstanding in thousands is as follows:

	Three Months Ended March 31,
Net Loss Per Share:	2021	2020

Net loss	$(13,445)	$(865)

Weighted average shares:
Basic shares	58,443	41,057
Effect of dilutive securities—employee and director equity awards outstanding, preferred shares and 2023 Notes	—	—
Diluted shares	58,443	41,057

Net loss per share - basic	$(0.23)	$(0.02)
Net loss per share - diluted	$(0.23)	$(0.02)
Potential ordinary shares of 15,275 and 15,858 were excluded from the calculation of weighted average shares for the three months ended March 31, 2021 and 2020, respectively, because either their effect was considered to be anti-dilutive or they were related to shares from PSUs for which the contingent vesting condition had not been achieved. For the three months ended March 31, 2021 and 2020, the effects of dilutive securities were entirely excluded from the calculation of net loss per share as a net loss was reported in this period.

NOTE 14: Comprehensive Loss
The following table shows the components of accumulated other comprehensive loss for the three months ended March 31, 2021 and 2020, respectively, net of tax effects:

	Three Months Ended March 31,
Accumulated Other Comprehensive Loss:	2021	2020

Foreign currency translation adjustment:
Beginning balance	$(22,627)	$(23,738)
Net other comprehensive loss	(718)	(177)
Balance at March 31,	$(23,345)	$(23,915)

Unrealized gain on marketable debt securities, net
Beginning balance	$1,576	$932
Net other comprehensive loss, net of $(55) and $(49) tax, respectively	(537)	(644)
Balance at March 31,	$1,039	$288
Accumulated other comprehensive loss at March 31,	$(22,306)	$(23,627)
The effect on the Company’s unaudited condensed consolidated financial statements of amounts reclassified out of accumulated other comprehensive loss was immaterial for all periods presented.

NOTE 15: Revenue by Product
The Company has determined that it operates in one segment, the development and commercialization of pharmaceutical products, including controlled-release therapeutic products based on our proprietary polymer based technology. The Company’s Chief Operating Decision Maker is the Chief Executive Officer (the “CEO”). The CEO reviews profit and loss information on a consolidated basis to assess performance and make overall operating decisions as well as resource allocations. All products were included in one segment because the Company’s products have similar economic and other characteristics, including the nature of the products and production processes, type of customers, distribution methods and regulatory environment.

The following table presents a summary of total product sales by these products:

	Three Months Ended March 31,
Product Sales by Product:	2021	2020

Bloxiverz	$—	$1,401
Vazculep	—	5,514
Akovaz	—	5,349
Other	—	(21)
Total product sales	$—	$12,243

On June 30, 2020, we sold the Hospital Products. See Note 3: Disposition of the Hospital Products.

NOTE 16: Commitments and Contingencies
Litigation
The Company is subject to potential liabilities generally incidental to our business arising out of present and future lawsuits and claims related to product liability, personal injury, contract, commercial, intellectual property, tax, employment, compliance and other matters that arise in the ordinary course of business. The Company accrues for potential liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. At March 31, 2021 and December 31, 2020, there were no contingent liabilities with respect to any litigation, arbitration or administrative or other proceeding that are reasonably likely to have a material adverse effect on the Company’s unaudited condensed consolidated financial position, results of operations, cash flows or liquidity.

Material Commitments

Other than commitments disclosed in Note 17: Contingent Liabilities and Commitments to the Company's consolidated financial statements included in the 2020 Annual Report on Form 10-K, there were no other material commitments outside of the normal course of business.

Guarantees

Deerfield Guarantee

The fair values of our guarantee to Deerfield and the guarantee received by us from Armistice largely offset and when combined are not material.

In connection with our February 2018 divestiture of our pediatric assets, we guaranteed to Deerfield the quarterly royalty payment of 15% on net sales of the FSC products through February 6, 2026 (“FSC Product Royalties”), in an aggregate amount of up to approximately $10,300. Given our explicit guarantee to Deerfield, the Company recorded the guarantee in accordance with ASC 460. The balance of this guarantee liability was $1,255 at March 31, 2021. This liability is being amortized proportionately based on undiscounted cash outflows through the remainder of the contract with Deerfield.

Armistice Guarantee

In connection with our February 2018 divestiture of the pediatric assets, Armistice Capital Master Fund, Ltd., the majority shareholder of Cerecor, guaranteed to us the FSC Product Royalties. The Company recorded the guarantee in accordance with ASC 460. The balance of this guarantee asset was $1,252 at March 31, 2021. This asset is being amortized proportionately based on undiscounted cash outflows through the remainder of the contract with Deerfield.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis
(In thousands, except per share data)
(Unaudited)

You should read the discussion and analysis of our financial condition and results of operations set forth in this Item 2 together with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties, and reference is made to the “Cautionary Note Regarding Forward-Looking Statements” set forth immediately following the Table of Contents of this Quarterly Report on Form 10-Q for further information on the forward looking statements herein. In addition, you should read the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 9, 2021 and Part II, Item 1A in this Quarterly Report on Form 10-Q for a discussion of additional important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Quarterly Report.
Overview
General Overview
Avadel Pharmaceuticals plc (Nasdaq: AVDL) (“Avadel,” the “Company,” “we,” “our,” or “us”) is a biopharmaceutical company. Our lead product candidate, FT218, is an investigational once-nightly, extended-release formulation of sodium oxybate for the treatment of excessive daytime sleepiness (“EDS”) and cataplexy in adults with narcolepsy. We are primarily focused on the development and potential United States (“U.S.”) Food and Drug Administration (“FDA”) approval of FT218. In December 2020, we submitted a New Drug Application (“NDA”) to the FDA for FT218 to treat excessive daytime sleepiness and cataplexy in adults with narcolepsy. The NDA for FT218 was accepted by the FDA in February 2021 and assigned a Prescription Drug User Fee Act (“PDUFA”) target action date of October 15, 2021.

Outside of our lead product candidate, we continue to evaluate opportunities to expand our product portfolio. As of March 31, 2021, we do not have any approved and commercialized products in our portfolio.

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

We conducted a Phase 3 clinical trial of FT218, the REST-ON trial, which was a randomized, double-blind, placebo-controlled study that enrolled 212 patients and was conducted in clinical sites in the U.S., Canada, Western Europe and Australia. The last patient, last visit was completed at the end of the first quarter of 2020 and positive top line data from the REST-ON trial was announced on April 27, 2020. Patients who received 9 g of once-nightly FT218, the highest dose administered in the trial, demonstrated a statistically significant and clinically meaningful improvement compared to placebo across the three co-primary endpoints of the trial: maintenance of wakefulness test, or MWT, clinical global impression-improvement, or CGI-I, and mean weekly cataplexy attacks. The lower doses assessed, 6 g and 7.5 g also demonstrated a statistically significant and clinically meaningful improvement on all three co-primary endpoints compared to placebo. We observed the 9 g dose of once-nightly FT218 to be generally well tolerated. Adverse reactions commonly associated with sodium oxybate were observed in a small number of patients (nausea 1.3%, vomiting 5.2%, decreased appetite 2.6%, dizziness 5.2%, somnolence 3.9%, tremor 1.3% and enuresis 9%), and 3.9% of the patients who received 9 g of FT218 discontinued the trial due to adverse reactions.

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

In July 2020, we announced that the first patient was dosed initiating an open-label extension (“OLE”)/switch study of FT218 as a potential treatment for EDS and cataplexy in patients with narcolepsy. The OLE/switch study is examining the long-term safety and maintenance of efficacy of FT218 in patients with narcolepsy who participated in the REST-ON study, as well as dosing and preference data for patients switching from twice-nightly sodium oxybate to once-nightly FT218, regardless of whether they participated in REST-ON. We anticipate that the study could enroll up to 250 patients, many of whom would be enrolled in North American clinical trial sites that participated in the REST-ON study.

New secondary endpoints from the REST-ON trial were presented at the American Academy of Neurology, beginning April 17, 2021. FT218 demonstrated improvements in disturbed nocturnal sleep (“DNS”), defined in REST-ON as the number of shifts from stages N1, N2, N3, and rapid eye movement (“REM”) sleep to wake and from stages N2, N3, and REM sleep to stage N1. FT218 also decreased the number of nocturnal arousals as measured on polysomnography. Improvements in DNS were further supported by post-hoc analyses demonstrating increased time in deep sleep (N3, also known as slow wave sleep), and less time in N1. A second poster described the statistically significant improvements in the Epworth Sleepiness Scale, both the quality of sleep and the refreshing nature of sleep, and a decrease in sleep paralysis. These clinically relevant improvements were observed for all doses, beginning at Week 3, for the lowest 6 g dose, compared to placebo. FT218 did not demonstrate significant improvement for hypnagogic hallucinations compared to placebo.

We believe FT218 has the potential to demonstrate improved dosing compliance, safety and patient satisfaction over the current standard of care for EDS and cataplexy in patients with narcolepsy, which are twice-nightly oxybate formulations. If approved, we believe FT218 has the potential to take a significant share of the oxybate market. The current market size for the twice-nightly administration of oxybate products is an estimated $1.8 billion annually.

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

Previously Approved FDA Products

On June 30, 2020, we announced the sale of our portfolio of sterile injectable drugs used in the hospital setting (the “Hospital Products”), including our three commercial products, Akovaz, Bloxiverz and Vazculep, as well as Nouress, to Exela Sterile Medicines LLC (“Exela Buyer”). This sale included the following FDA approved products:

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

Corporate Information

We are an Irish public limited company. Our registered address is at 10 Earlsfort Terrace, Dublin 2, Ireland and our phone number is +353-1-920-1000. We file annual, quarterly and current reports, proxy statements and other documents with the U.S. Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our website is www.avadel.com, where we make available free of charge our reports (and any amendments thereto) on Forms

10-K, 10-Q and 8-K as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. These filings are also available to the public at www.sec.gov.

We currently have five direct wholly-owned subsidiaries: (a) Avadel US Holdings, Inc., (b) Flamel Ireland Limited is an Irish limited company, which conducts business under the name Avadel Ireland, (c) Avadel Investment Company Limited, (d) Avadel Finance Ireland Designated Activity Company and (e) Avadel France Holding SAS. Avadel US Holdings, Inc., a Delaware corporation, is the holding entity of (i) Avadel Specialty Pharmaceuticals, LLC, (ii) Avadel Legacy Pharmaceuticals, LLC, (iii) Avadel Management Corporation, and (iv) Avadel CNS Pharmaceuticals LLC. Avadel Finance Ireland Designated Activity Company is the holding entity of Avadel Finance Cayman Limited. Avadel France Holding SAS is the holding entity of Avadel Research SAS. A complete list of our subsidiaries can be found in Exhibit 21.1 of our Annual Report on Form 10-K filed with the SEC on March 9, 2021.

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
•Competition and Technological Change: Competition in the pharmaceutical and biotechnology industry continues to be intense and is expected to increase. We compete with academic laboratories, research institutions, universities, joint ventures, and other pharmaceutical and biotechnology companies, including other companies developing niche branded or generic specialty pharmaceutical products or drug delivery platforms. Furthermore, major technological changes can happen quickly in the pharmaceutical and biotechnology industries. Such rapid technological change, or the development by our competitors of technologically improved or differentiated products, could render our products, product candidates, or drug delivery platforms obsolete or noncompetitive.
•Pricing Environment for Pharmaceuticals: The pricing environment continues to be in the political spotlight in the U.S. As a result, the need to obtain and maintain appropriate pricing for pharmaceutical products may become more challenging due to, among other things, the attention being paid to healthcare cost containment and other austerity measures in the U.S. and worldwide.
•Generics Playing a Larger Role in Healthcare: Generic pharmaceutical products will continue to play a large role in the U.S. healthcare system. As such, we expect to see generic competition for our products in the future.
•Access to and Cost of Capital: The process of raising capital and associated cost of such capital for a company of our financial profile can be difficult and potentially expensive. If the need were to arise to raise additional capital, access to that capital may be difficult, expensive and/or dilutive and, as a result, could create liquidity challenges for the Company.
•Net Loss from Operations in 2021: We sold our Hospital Products at June 30, 2020 and will no longer generate revenue from sales of these products. We will incur substantial expenses to further the clinical development and prepare for the launch of FT218, if approved, and expect to incur a net loss in 2021, which we are unable to estimate at this time.

Impact of COVID-19

Since early 2020, we have seen the profound impact that the ongoing coronavirus (“COVID-19”) pandemic is having on human health, the global economy and society at large. We have continued to actively monitor the COVID-19 pandemic and have taken measures to mitigate the potential impacts to our employees and business, such as continuing to offer a work from home policy. We believe the impact of COVID-19 and measures to prevent its spread could impact our business in a number of ways, including: i) possibly delaying any remaining development activities for FT218, the FDA review timeline of FT218, and/or our ongoing RESTORE open-label extension/switch study, ii) disruptions to our supply chain and third parties; and iii) requiring our employees to work from home for an extended period of time. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, access to sources of liquidity and financial condition. Despite progress in vaccination efforts, future developments and impact on our operations remain uncertain and cannot be predicted with confidence, including the duration of the COVID-19 pandemic, new strains of the virus, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or we, may direct, which may result in extending continued business disruptions.

Financial Highlights

Highlights of our consolidated results for the three months ended March 31, 2021 are as follows:
•Revenue was $0 for the three months ended March 31, 2021, compared to $12,243 in the same period last year. The year over year decrease was the result of the sale of the Hospital Products on June 30, 2020.
•Operating loss was $14,811 for the three months ended March 31, 2021, compared to an operating loss of $6,497 and for the same period last year. The increase in operating loss for the three months ended March 31, 2021 was driven by sale of the Hospital Products on June 30, 2020.
•Net loss was $13,445 for the three months ended March 31, 2021, compared to a net loss of $865 in the same period last year.
•Diluted net loss per share was $0.23 for the three months ended March 31, 2021, compared to diluted net loss per share of $0.02 in the same period last year.
•Cash and marketable securities decreased $16,427 to $204,975 at March 31, 2021, from $221,402 at December 31, 2020. This decrease was driven by $23,413 of cash used in operations during the three months ended March 31, 2021, partially offset by $8,250 of installment proceeds received from the disposition of the hospital products.

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
Our significant accounting policies are described in Note 1 of the audited consolidated financial statements included in our Annual Report Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”). The SEC suggests companies provide additional disclosure on those accounting policies considered most critical. The SEC considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgments and estimates on the part of management in its application. Our estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies” section of the Management’s Discussion & Analysis in our 2020 Form 10-K.

Results of Operations
The following is a summary of our financial results (in thousands, except per share amounts) for the three months ended March 31, 2021 and 2020, respectively:

			Three Months Ended
	Three Months Ended March 31,		Increase / (Decrease)
			2021 vs. 2020
Comparative Statements of Loss	2021	2020	$	%

Product sales	$—	$12,243	$(12,243)	(100.0)%
Operating expenses:
Cost of products	—	2,457	(2,457)	(100.0)%
Research and development expenses	3,852	5,530	(1,678)	(30.3)%
Selling, general and administrative expenses	11,012	7,913	3,099	39.2%
Intangible asset amortization	—	203	(203)	(100.0)%
Changes in fair value of contingent consideration	—	2,478	(2,478)	(100.0)%
Restructuring (income) costs	(53)	159	(212)	(133.3)%
Total operating expense	14,811	18,740	(3,929)	(21.0)%
Operating loss	(14,811)	(6,497)	(8,314)	(128.0)%
Investment and other income (expense), net	610	(378)	988	261.4%
Interest expense	(1,929)	(3,190)	1,261	39.5%
Gain from release of certain liabilities	78	—	78	100.0%
Other expense - changes in fair value of contingent consideration payable	—	(310)	310	100.0%
Loss before income taxes	(16,052)	(10,375)	(5,677)	(54.7)%
Income tax benefit	(2,607)	(9,510)	6,903	72.6%
Net loss	$(13,445)	$(865)	$(12,580)	(1,454.3)%
Net loss per share - diluted	$(0.23)	$(0.02)	$(0.21)	(1,050.0)%

Product sales for each of the Company’s significant products for the three months ended March 31, 2021 and 2020 were as follows:

			Three Months Ended
	Three Months Ended March 31,		Increase / (Decrease)
			2021 vs. 2020
Product sales:	2021	2020	$	%

Bloxiverz	$—	$1,401	$(1,401)	(100.0)%
Vazculep	—	5,514	(5,514)	(100.0)%
Akovaz	—	5,349	(5,349)	(100.0)%
Other	—	(21)	21	100.0%
Product sales	$—	$12,243	$(12,243)	(100.0)%
Product sales were $0 for the three months ended March 31, 2021, compared to $12,243 for the same prior year period. The decline in product sales is driven by the sale of the Hospital Products on June 30, 2020.

			Three Months Ended
	Three Months Ended March 31,		Increase / (Decrease)
			2021 vs. 2020
Cost of Products:	2021	2020	$	%

Cost of products	$—	$2,457	$(2,457)	(100.0)%
Cost of products decreased $2,457 or 100.0% during the three months ended March 31, 2021 compared to the same prior year period driven by lower sold units due to the June 30, 2020 sale of the Hospital Products.

			Three Months Ended
	Three Months Ended March 31,		Increase / (Decrease)
			2021 vs. 2020
Research and Development Expenses:	2021	2020	$	%

Research and development expenses	$3,852	$5,530	$(1,678)	(30.3)%
R&D expenses decreased $1,678 or 30.3% during the three months ended March 31, 2021 as compared to the same period in 2020. This decline was driven by the completion of the FT218 clinical study during the three months ended March 31, 2020. The Company continues to invest a substantial portion of R&D in its FT218 development program.

			Three Months Ended
	Three Months Ended March 31,		Increase / (Decrease)
			2021 vs. 2020
Selling, General and Administrative Expenses:	2021	2020	$	%

Selling, general and administrative expenses	$11,012	$7,913	$3,099	39.2%
SG&A expenses increased $3,099 or 39.2% during the three months ended March 31, 2021 as compared to the same prior year period. This increase was primarily due to an increase in consulting and professional fees, marketing research costs, recruiting costs and advertising and promotional costs of approximately $1,500 driven by our preparation for commercial launch for FT218, as well as higher share-based compensation and insurance expenses of approximately $900 and $600, respectively.

			Three Months Ended
	Three Months Ended March 31,		Increase / (Decrease)
			2021 vs. 2020
Intangibles Asset Amortization:	2021	2020	$	%

Intangible asset amortization	$—	$203	$(203)	(100.0)%
Intangible asset amortization expense for the three months ended March 31, 2020 related to the amortization of our acquired developed technology - Vazculep. This intangible asset was written off as a result of the sale of the Hospital Products to Exela Sterile Medicines LLC on June 30, 2020. See Note 3: Disposition of the Hospital Products to our unaudited condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for further details.

			Three Months Ended
	Three Months Ended March 31,		Increase / (Decrease)
			2021 vs. 2020
Changes in Fair Value of Contingent Consideration:	2021	2020	$	%

Changes in fair value of contingent consideration	$—	$2,478	$(2,478)	(100.0)%

Prior to the June 30, 2020 sale of the Hospital Products, we computed the fair value of the contingent consideration using several significant assumptions and when these assumptions change, due to underlying market conditions, the fair value of these liabilities change as well. Each of the underlying assumptions used to determine the fair values of these contingent liabilities can, and often do, change based on adjustments in current market conditions, competition and other factors. These changes can have a material impact on our unaudited condensed consolidated statements of loss and balance sheets.  As part of the sale of the Hospital Products on June 30, 2020, the Exela Buyer assumed and will pay, perform, satisfy and discharge the liabilities and obligations of Avadel Legacy and the Company under the Deerfield Royalty Agreement.

As a result of changes in the underlying assumptions used to determine the estimated fair values of our acquisition-related contingent consideration earn-out payments - Éclat, we recorded an expense of $2,478 and increased the fair value of the acquisition-related contingent consideration earn-out payments - Éclat for the three months ended March 31, 2020. Subsequent to June 30, 2020, we had no remaining liability.

			Three Months Ended
	Three Months Ended March 31,		Increase / (Decrease)
			2021 vs. 2020
Restructuring (Income) Costs	2021	2020	$	%

Restructuring (income) costs	$(53)	$159	$(212)	(133.3)%
Restructuring income of $53 and costs of $159 were recognized during the three months ended March 31, 2021 and 2020, respectively. Restructuring (income) costs were primarily related to the 2019 French and Corporate Restructuring actions and mainly included severance and legal costs, see Note 12: Restructuring Costs to our unaudited condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for further details for further details.

			Three Months Ended
	Three Months Ended March 31,		Increase / (Decrease)
			2021 vs. 2020
Investment and Other Income (Expense), net	2021	2020	$	%

Investment and other income (expense), net	$610	$(378)	$988	261.4%
Investment and other income (expense), net increased for the three months ended March 31, 2021 when compared to the same period in the prior year driven by lower realized losses on our marketable securities, lower unrealized losses on our equity investments and increased foreign exchange gains.

			Three Months Ended
	Three Months Ended March 31,		Increase / (Decrease)
			2021 vs. 2020
Interest Expense	2021	2020	$	%

Interest expense	$1,929	$3,190	$(1,261)	(39.5)%

Interest expense of $1,929 and $3,190 for the three months ended March 31, 2021 and 2020, respectively, is related to interest on the 2023 Notes. Included in these amounts are coupon interest expense of $1,617 for each period and the amortization of debt issuance costs of $312 and $245 for the three months ended March 31, 2021 and 2020, respectively. Prior period interest expense also included amortization of a debt discount of $1,328, which was eliminated upon our adoption of ASU 2020-06. See Note 9: Long Term Debt to our unaudited condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for further details for further details.

			Three Months Ended
	Three Months Ended March 31,		Increase / (Decrease)
			2021 vs. 2020
Gain On the Release of Certain Liabilities	2021	2020	$	%

Gain on the release of certain liabilities	$78	$—	$78	100.0%

Subsequent to the finalization of the Avadel Specialty Pharmaceuticals, LLC (“Specialty Pharma”) bankruptcy, we recognized a non-cash gain of $78 from the release of certain liabilities that had been retained following the deconsolidation of Specialty Pharma in February 2019.

			Three Months Ended
	Three Months Ended March 31,		Increase / (Decrease)
			2021 vs. 2020
Other Expense - Changes in Fair Value of Contingent Consideration Payable	2021	2020	$	%

Other expense - changes in fair value of contingent consideration payable	$—	$(310)	$310	100.0%

We recorded expense of $310 to increase the fair value of the contingent consideration payable liabilities during the three months ended March 31, 2020, due to the same reasons associated with the Éclat product sales forecasts as described in the section “Changes in Fair Value of Contingent Consideration” for this period. As of March 31, 2021 and December 31, 2020, the balance of the contingent consideration payable is $0.

			Three Months Ended
	Three Months Ended March 31,		Increase / (Decrease)
			2021 vs. 2020
Income Tax Benefit:	2021	2020	$	%

Income tax benefit	$(2,607)	$(9,510)	$6,903	72.6%
Percentage of income before income taxes	16.2%	91.7%

The income tax benefit was $2,607 for the three months ended March 31, 2021 resulting in an effective tax rate of 16.2%. The income tax benefit was $9,510 for the three months ended March 31, 2020 resulting in an effective tax rate of 91.7%. The decrease in the income tax benefit for the three months ended March 31, 2021, as compared to the same period in 2020, is primarily due to the discrete tax benefits recognized under the CARES Act enacted in 2020 and an agreement with the IRS in the first quarter of 2020 on audit adjustments resulting from the U.S. Federal Income Tax audit of the tax years 2015, 2016 and 2017, all of which was recorded during the three months ended March 31, 2020. Benefits from these prior year items did not recur during the three months ended March 31, 2021.

Liquidity and Capital Resources
The Company’s cash flows from operating, investing and financing activities, as reflected in the unaudited condensed consolidated statements of cash flows, are summarized in the following table:

			Three Months Ended
	Three Months Ended March 31,		Increase / (Decrease)
			2021 vs. 2020
Net cash (used in) provided by:	2021	2020	$	%

Operating activities	$(23,413)	$(11,636)	$(11,777)	(101.2)%
Investing activities	11,191	13,226	(2,035)	(15.4)%
Financing activities	149	62,210	(62,061)	(99.8)%

Operating Activities
Net cash used in operating activities of $23,413 for the three months ended March 31, 2021 increased $11,777 compared to the same prior year period. This increase in cash used in operating cash flow is due to a higher net loss of $12,580 when compared to the same period last year, as well as the increase in prepaid expenses due primarily to the payment of annual insurance premiums during the three month ended March 31, 2021.
Investing Activities
Cash provided by investing activities was $11,191 and $13,226 for the three months ended March 31, 2021 and 2020, respectively. Cash provided by investing activities for the three months ended March 31, 2021 was driven by proceeds from the disposition of the hospital products of $8,250, as well as higher net proceeds received from the excess of sales over purchases of marketable securities. Cash provided by investing activities for the three months ended March 31, 2020 was related to net cash proceeds received from the excess of sales over purchases of marketable securities.
Financing Activities
Cash provided by financing activities for the three months ended March 31, 2021 was $149 related to proceeds from stock option exercises and employee stock purchase plan (“ESPP”) issuances compared to cash provided by financing activities for the three months ended March 31, 2020 of $62,210 driven by the February private placement that resulted in net proceeds of $60,733, and stock option exercises and ESPP issuances of $1,477.
Liquidity and Risk Management
The adequacy of our cash resources depends on the outcome of certain business conditions including the cost of our FT218 clinical development plan, our cost structure, and other factors set forth in “Risk Factors” within Part I, Item 1A of the 2020 Form 10-K. To complete the FT218 clinical development plan we will need to commit substantial resources, which could result in future losses or otherwise limit our opportunities or affect our ability to operate our business. Our assumptions concerning the outcome of certain business conditions may prove to be wrong or other factors may adversely affect our business, and as a result we could exhaust or significantly decrease our available cash and marketable securities balances which could, among other things, force us to raise additional funds and/or force us to reduce our expenses, either of which could have a material adverse effect on our business. Additionally, we are unable to estimate the near or long term impact that COVID-19, which may have a material adverse impact on our business.
If available to us, raising additional capital may be accomplished through one or more public or private debt or equity financings, collaborations or partnering arrangements. Any equity financing would be dilutive to our shareholders.

Cash, cash equivalent and marketable security balances as of March 31, 2021 and unused financing sources are expected to provide us with the flexibility to meet its liquidity needs in 2021, including its operating requirements related to the development of FT218.

Other Matters
Litigation
The Company is subject to potential liabilities generally incidental to our business arising out of present and future lawsuits and claims related to product liability, personal injury, contract, commercial, intellectual property, tax, employment, compliance and other matters that arise in the ordinary course of business. The Company accrues for potential liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. At March 31, 2021 and December 31, 2020, there were no contingent liabilities with respect to any litigation, arbitration or administrative or other proceeding that are reasonably likely to have a material adverse effect on the Company’s unaudited condensed consolidated financial position, results of operations, cash flows or liquidity.
Material Commitments and Contractual Obligations

Disclosures regarding material commitments and contractual obligations are included in Part II, Item 7 of the Company’s 2020 Annual Report on Form 10-K and updated in Note 16: Commitments and Contingencies to the Company’s unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

ITEM 4.    CONTROLS AND PROCEDURES.
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2021, the end of the period covered by this quarterly report on Form 10-Q.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on their evaluation, as of the end of the period covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of March 31, 2021.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or 15d-15 that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS.
The information contained in Note 16: Commitments and Contingencies to the Company’s unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report is incorporated by reference herein.
ITEM 1A.    RISK FACTORS.
There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 9, 2021.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4.    MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.    OTHER INFORMATION.

None.

ITEM 6.    EXHIBITS.

Exhibit No.	Description

10.1*+	Employment Agreement, dated as of February 15, 2021, by and between Avadel Management Corporation and Richard Kim
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Exchange Act
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Exchange Act
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*) (filed herewith)
______________________
*    Filed herewith.
**          Furnished herewith.
+          Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVADEL PHARMACEUTICALS PLC
(Registrant)

Date: May 10, 2021	By:	/s/ Gregory J. Divis
Gregory J. Divis
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: May 10, 2021	By:	/s/ Thomas S. McHugh
Thomas S. McHugh
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)