Form 10-Q
period 2021-06-30
AVADEL PHARMACEUTICALS PLC
filed 2021-08-09
CIK 1012477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

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

At August 5, 2021, 58,596,238 ordinary shares, nominal value $0.01 each, of the Company were outstanding.

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

From time to time, we may use our website, our LinkedIn or our Twitter account (@AvadelPharma) to distribute material information. Our financial and other material information is routinely posted to and accessible on the Investors section of our website, available at www.avadel.com. Investors are encouraged to review the Investors section of our website because we may post material information on that site that is not otherwise disseminated by us. Information that is contained in and can be accessed through our website, LinkedIn account or our Twitter posts are not incorporated into, and does not form a part of, this Quarterly Report.

Cautionary Disclosure Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These statements are often, but are not always, made through the use of words or phrases such as “may,” “will,” “could,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “projects,” “potential,” “continue,” and similar expressions, or the negative of these terms, or similar expressions. Accordingly, these statements involve estimates, assumptions, risks and uncertainties which could cause actual results to differ materially from those expressed in them.

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•Our reliance on a single lead product candidate, FT218, the timing of and our ability to obtain regulatory approval, if at all;
•Our ability to obtain desired regulatory exclusivity for FT218, including orphan drug exclusivity;
•Our ability to successfully commercialize FT218 in a timely manner or at all, if approved;
•The ability of FT218, if approved and launched commercially, to gain market acceptance;
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
•Our expectations about the potential market size and market participation for our lead product candidate, if approved and commercialized;
•Our expectations about pending and potential future patent infringement claims against us;
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

PART I – FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS
AVADEL PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(In thousands, except per share data)
 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Product sales	$—	$10,091	$—	$22,334
Operating expenses:
Cost of products	—	3,285	—	5,742
Research and development expenses	6,762	4,057	10,614	9,587
Selling, general and administrative expenses	15,174	7,095	26,186	15,008
Intangible asset amortization	—	203	—	406
Changes in fair value of contingent consideration	—	918	—	3,396
Gain on sale of Hospital Products	—	(45,760)	—	(45,760)
Restructuring costs (income)	—	24	(53)	183
Total operating expense (income)	21,936	(30,178)	36,747	(11,438)
Operating (loss) income	(21,936)	40,269	(36,747)	33,772
Investment and other income (expense), net	432	(741)	1,042	(1,119)
Interest expense	(1,930)	(3,237)	(3,859)	(6,427)
Gain from release of certain liabilities	88	—	166	—
Other expense - changes in fair value of contingent consideration payable	—	(125)	—	(435)
(Loss) income before income taxes	(23,346)	36,166	(39,398)	25,791
Income tax (benefit) expense	(3,765)	5,292	(6,372)	(4,218)
Net (loss) income	$(19,581)	$30,874	$(33,026)	$30,009

Net (loss) income per share - basic	$(0.33)	$0.57	$(0.56)	$0.63
Net (loss) income per share - diluted	(0.33)	0.49	(0.56)	0.58

Weighted average number of shares outstanding - basic	58,488	54,272	58,465	47,665
Weighted average number of shares outstanding - diluted	58,488	69,942	58,465	63,083

See accompanying notes to unaudited condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net (loss) income	$(19,581)	$30,874	$(33,026)	$30,009
Other comprehensive (loss) income, net of tax:
Foreign currency translation loss (income)	116	182	(602)	5
Net other comprehensive (loss) income, net of $(78), $(81), $(133) and $(130) tax, respectively	(160)	927	(697)	283
Total other comprehensive (loss) income, net of tax	(44)	1,109	(1,299)	288
Total comprehensive (loss) income	$(19,625)	$31,983	$(34,325)	$30,297

See accompanying notes to unaudited condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$67,142	$71,722
Marketable securities	135,701	149,680
Research and development tax credit receivable	2,551	3,326
Prepaid expenses and other current assets	25,308	38,726
Total current assets	230,702	263,454
Property and equipment, net	321	359
Operating lease right-of-use assets	2,249	2,604
Goodwill	16,836	16,836
Research and development tax credit receivable	983	3,445
Other non-current assets	31,500	24,939
Total assets	$282,591	$311,637

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of operating lease liability	$494	$474
Accounts payable	5,116	2,934
Accrued expenses	7,524	6,501
Other current liabilities	3,146	5,200
Total current liabilities	16,280	15,109
Long-term debt	141,774	128,210
Long-term operating lease liability	1,589	1,840
Other non-current liabilities	4,068	4,212
Total liabilities	163,711	149,371

Shareholders’ equity:
Preferred shares, nominal value of $0.01 per share; 50,000 shares authorized; 488 issued and outstanding at June 30, 2021 and 488 issued and outstanding at December 31, 2020, respectively	5	5
Ordinary shares, nominal value of $0.01 per share; 500,000 shares authorized; 58,488 issued and outstanding at June 30, 2021 and 58,396 issued and outstanding at December 31, 2020	584	583
Additional paid-in capital	544,094	566,916
Accumulated deficit	(403,453)	(384,187)
Accumulated other comprehensive loss	(22,350)	(21,051)
Total shareholders’ equity	118,880	162,266
Total liabilities and shareholders’ equity	$282,591	$311,637
 See accompanying notes to unaudited condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

Six Months Ended June 30, 2021

	Ordinary shares		Preferred shares		Additional	Accumulated	Accumulated other comprehensive	Total shareholders’
	Shares	Amount	Shares	Amount	paid-in capital	deficit	loss	equity
Balance, December 31, 2020	58,396	$583	488	$5	$566,916	$(384,187)	$(21,051)	$162,266
Impact of the adoption of ASU 2020-06	—	—	—	—	(26,699)	13,760	—	(12,939)
Net loss	—	—	—	—	—	(13,445)	—	(13,445)
Other comprehensive loss	—	—	—	—	—	—	(1,255)	(1,255)
Exercise of stock options	23	—	—	—	106	—	—	106
Vesting of restricted shares	61	1	—	—	(1)	—	—	—
Employee share purchase plan share issuance	8	—	—	—	43	—	—	43
Stock-based compensation expense	—	—	—	—	1,728	—	—	1,728
Balance, March 31, 2021	58,488	$584	488	$5	$542,093	$(383,872)	$(22,306)	$136,504
Net loss	—	—	—	—	—	(19,581)	—	(19,581)
Other comprehensive loss	—	—	—	—	—	—	(44)	(44)
Stock-based compensation expense	—	—	—	—	2,001	—	—	2,001
Balance, June 30, 2021	58,488	$584	488	$5	$544,094	$(403,453)	$(22,350)	$118,880

AVADEL PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
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

AVADEL PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020

Cash flows from operating activities:
Net (loss) income	$(33,026)	$30,009
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	417	975
Remeasurement of acquisition-related contingent consideration	—	3,396
Remeasurement of financing-related contingent consideration	—	435
Amortization of debt discount and debt issuance costs	625	3,193
Change in deferred tax and income tax deferred charge	(6,228)	161
Stock-based compensation expense	3,729	1,511
Gain from the disposition of the hospital products	—	(45,760)
Gain from the release of certain liabilities	(166)	—
Other adjustments	757	477
Net changes in assets and liabilities
Accounts receivable	—	2,589
Inventories	—	(1,353)
Prepaid expenses and other current assets	(3,106)	(1,149)
Research and development tax credit receivable	3,078	2,036
Accounts payable & other current liabilities	176	(1,550)
Accrued expenses	1,199	(6,906)
Accrued income taxes	—	321
Earn-out payments for contingent consideration in excess of acquisition-date fair value	—	(3,736)
Royalty payments for contingent consideration payable in excess of original fair value	—	(608)
Other assets and liabilities	(1,021)	(3,458)
Net cash used in operating activities	(33,566)	(19,417)

Cash flows from investing activities:
Purchases of property and equipment	(26)	—
Proceeds from the disposition of the hospital products	16,500	14,500
Proceeds from sales of marketable securities	66,213	15,716
Purchases of marketable securities	(53,372)	(97,878)
Net cash provided by (used in) investing activities	29,315	(67,662)

Cash flows from financing activities:
Proceeds from the February 2020 private placement	—	60,639
Proceeds from the May 2020 public offering	—	116,974
Proceeds from stock option exercises and employee stock purchase plan	149	1,903
Net cash provided by financing activities	149	179,516

Effect of foreign currency exchange rate changes on cash and cash equivalents	(478)	(37)

Net change in cash and cash equivalents	(4,580)	92,400
Cash and cash equivalents at January 1,	71,722	9,774
Cash and cash equivalents at June 30,	$67,142	$102,174

Supplemental disclosures of cash flow information:
Interest paid	$3,234	$3,234
Income taxes paid (refund)	$7	$(1,795)
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

Outside of our lead product candidate, we continue to evaluate opportunities to expand our product portfolio. As of June 30, 2021, we do not have any approved and commercialized products in our portfolio.

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

New secondary endpoints from the REST-ON trial were presented at the American Academy of Neurology, beginning April 17, 2021. The first poster described FT218 improvements in disturbed nocturnal sleep (“DNS”), defined in REST-ON as the number of shifts from stages N1, N2, N3, and rapid eye movement (“REM”) sleep to wake and from stages N2, N3, and REM sleep to stage N1. FT218 also decreased the number of nocturnal arousals as measured on polysomnography. Improvements in DNS were further supported by post-hoc analyses demonstrating increased time in deep sleep (N3, also known as slow wave sleep), and less time in N1. A second poster described the statistically significant improvements in the Epworth Sleepiness Scale, both the quality of sleep and the refreshing nature of sleep, and a decrease in sleep paralysis. These clinically relevant improvements were observed for all doses, beginning at Week 3, for the lowest 6 g dose, compared to placebo. FT218 did not demonstrate significant improvement for hypnagogic hallucinations compared to placebo.

Additional data supportive of the efficacy findings in REST-ON were presented at the annual meeting of the 35th Annual Meeting of the Associated Professional Sleep Societies, a joint meeting of the American Academy of Sleep Medicine and the Sleep Research Society, also known as SLEEP 2021, beginning June 10, 2021. New data included post-hoc analyses demonstrating endpoints improvements, regardless of concomitant stimulant use, in both narcolepsy Type 1 or Type 2. Additionally, a post-hoc analysis showed that FT218 was associated with decreased body mass index compared to placebo, which may be relevant as people with narcolepsy often have co-morbid obesity.

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

See Note 3: Disposition of the Hospital Products.

Basis of Presentation. The unaudited condensed consolidated balance sheet as of June 30, 2021, which is derived from the prior year 2020 audited consolidated financial statements, and the interim unaudited condensed consolidated financial statements presented herein, have been prepared in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP), the requirements of Form 10-Q and Article 10 of Regulation S-X and, consequently, do not include all information or footnotes required by U.S. GAAP for complete financial statements or all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s 2020 Annual Report on Form 10-K filed with the SEC on March 9, 2021.
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

Product Sales

Prior to June 30, 2020, we sold products primarily through wholesalers and considered these wholesalers to be our customers. Under ASC 606, revenue from product sales is recognized when the customer obtains control of our product, which occurs typically upon receipt by the customer. Our gross product sales were subject to a variety of price adjustments in arriving at reported net product sales. These adjustments included estimates of product returns, chargebacks, payment discounts, rebates, and other sales allowances and were estimated based on analysis of historical data for the product or comparable products, future expectations for such products and other judgments and analysis.

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

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging- Contracts in Entity’s Own Equity (Subtopic 815-40), to reduce the complexity associated with applying U.S. GAAP principles for certain financial instruments with characteristics of liabilities and equity. The amendments in this ASU reduce the number of accounting models for convertible instruments and expand the existing disclosure requirements over earnings per share as it relates to convertible instruments. Convertible debt will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The update also requires the if-converted method to be used for convertible instruments and the effect of potential share settlement be included in the diluted earnings per share calculation when an instrument may be settled in cash or shares. This ASU is effective for our fiscal year beginning January 1, 2022 and interim periods therein. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The amendments may be adopted through either a modified retrospective method, or a fully retrospective method.

The Company elected to early adopt ASU 2020-06 as of January 1, 2021 using a modified retrospective method. The Company’s 4.50% exchangeable senior notes due 2023 (the “2023 Notes”) are a convertible instrument with a cash-conversion feature that is accounted for within the scope of Subtopic 470-20. The Company calculated the cumulative-effect adjustment as of January 1, 2021 by comparing (i) the historical amortization schedule for the 2023 Notes through December 31, 2020 and (ii) an updated amortization schedule wherein the conversion feature within the 2023 Notes would not be separated as an equity component and subsequently recognized as non-cash interest expense under ASC 835-30. The adoption resulted in a $26,699 decrease in additional paid-in capital, a $12,939 increase in long-term debt, and a $13,760 increase to the opening balance of retained earnings.

NOTE 3: Disposition of the Hospital Products

On the Closing Date, we announced the sale of our Hospital Products to the Exela Buyer pursuant to the Purchase Agreement (the “Transaction”).

Pursuant to the Purchase Agreement, the Exela Buyer agreed to pay a total aggregate consideration amount of $42,000, of which $14,500 was paid on the Closing Date and an additional $27,500 was paid in ten equal monthly installments following the Closing Date. During the year ended December 31, 2020, we collected four installment payments, totaling $11,000 and during the six months ended June 30, 2021, we collected the remaining six installment payments, totaling $16,500. In connection with the sale of the Hospital Products, the parties also agreed to cause the dismissal of the pending civil litigation related to Nouress in the District Court for the District of Delaware.

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

The unaudited pro forma condensed combined statement of loss for the six months ended June 30, 2020 included below is being provided for information purposes only and are not necessarily indicative of the results of operations that would have resulted if the Transaction had actually occurred on the date indicated. The pro forma adjustments are based on available information and assumptions that the Company believes are attributable to the sale.

	Unaudited Pro Forma Condensed Combined Statement of Loss
	Six Months Ended June 30, 2020
	As Reported	Pro Forma Adjustments	Notes	Pro Forma

Product sales	$22,334	$(22,175)	(a)	$159
Total operating expense	(11,438)	(8,525)	(b)	(19,963)
Operating income (loss)	33,772	(13,650)		20,122
Loss before income taxes	$25,791	$(13,215)	(c)	$12,576

Adjustments to the pro forma unaudited condensed combined statements of loss

(a) This adjustment reflects Product sales attributable to the Hospital Products.

(b) This adjustment reflects the following estimated expenses attributable to the Hospital Products:

•Cost of products of $3,540.
•Research and development expenses of $407.
•Selling, general and administrative expenses of $776.
•Intangible asset amortization on acquired development technology for Vazculep of $406.
•Changes in fair value of related party contingent consideration of $3,396. The Company will no longer be responsible for these payments.

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

There were no material deferred contract costs at June 30, 2021 or December 31, 2020.

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

The following table summarizes the financial instruments measured at fair value on a recurring basis classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the accompanying unaudited condensed consolidated balance sheets:

	As of June 30, 2021			As of December 31, 2020
Fair Value Measurements:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Marketable securities (see Note 6)
Mutual and money market funds	$91,732	$—	$—	$104,672	$—	$—
Corporate bonds	—	23,056	—	—	22,155	—
Government securities - U.S.	—	17,853	—	—	18,999	—
Other fixed-income securities	—	3,060	—	—	3,854	—
Total assets	$91,732	$43,969	$—	$104,672	$45,008	$—
A review of fair value hierarchy classifications is conducted on a quarterly basis.  Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. During the periods ended June 30, 2021 and December 31, 2020, respectively, there were no transfers in and out of Level 1, 2, or 3. During the three and six months ended June 30, 2021 and 2020, respectively, we did not recognize any other-than-temporary impairment loss.
Some of the Company’s financial instruments, such as cash and cash equivalents, accounts receivable and accounts payable, are reflected in the balance sheet at carrying value, which approximates fair value due to their short-term nature.

Debt

We estimate the fair value of our $143,750 aggregate principal amount of the 2023 Notes based on interest rates that would be currently available to the Company for issuance of similar types of debt instruments with similar terms and remaining maturities or recent trading prices obtained from brokers (a Level 2 input). The estimated fair value of the 2023 Notes at June 30, 2021 is $147,523.

See Note 9: Long-Term Debt for additional information regarding our debt obligations.

NOTE 6: Marketable Securities
The Company has investments in available-for-sale debt securities which are recorded at fair market value. The change in the fair value of equity investments is recognized in our unaudited condensed consolidated statements of (loss) income and the change in the fair value of available-for-sale debt investments is recorded as other comprehensive loss in shareholders’ equity, net of income tax effects. As of June 30, 2021, we considered any decreases in fair value on our marketable securities to be driven by factors other than credit risk, including market risk.
The following tables show the Company’s available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category as of June 30, 2021 and December 31, 2020, respectively:

	June 30, 2021
Marketable Securities:	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value

Mutual and money market funds	$90,907	$1,171	$(346)	$91,732
Corporate bonds	22,853	224	(21)	23,056
Government securities - U.S.	17,873	78	(98)	17,853
Other fixed-income securities	3,055	13	(8)	3,060
Total	$134,688	$1,486	$(473)	$135,701

	December 31, 2020
Marketable Securities:	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value

Mutual and money market funds	$103,404	$1,288	$(20)	$104,672
Corporate bonds	21,811	350	(6)	22,155
Government securities - U.S.	18,849	155	(5)	18,999
Other fixed-income securities	3,839	22	(7)	3,854
Total	$147,903	$1,815	$(38)	$149,680
We determine realized gains or losses on the sale of marketable securities on a specific identification method. We reflect these gains and losses as a component of investment and other income (expense), net in the accompanying unaudited condensed consolidated statements of (loss) income.
We recognized gross realized gains of $41 and $14 for the three months ended June 30, 2021 and 2020, respectively. These realized gains were offset by realized losses of $39 and $6 for the three months ended June 30, 2021 and 2020, respectively. We recognized gross realized gains of $52 and $290 for the six months ended June 30, 2021 and 2020, respectively. These realized gains were offset by realized losses of $107 and $878 for the six months ended June 30, 2021 and 2020, respectively.

The following table summarizes the estimated fair value of our investments in marketable debt securities, accounted for as available-for-sale debt securities and classified by the contractual maturity date of the securities as of June 30, 2021:

	Maturities
Marketable Debt Securities:	Less than 1 Year	1-5 Years	5-10 Years	Greater than 10 Years	Total

Corporate bonds	$7,563	$15,406	$87	$—	$23,056
Government securities - U.S.	4,399	10,889	881	1,684	17,853
Other fixed-income securities	1,003	1,352	705	—	3,060
Total	$12,965	$27,647	$1,673	$1,684	$43,969

We have classified our investment in available-for-sale marketable debt securities as current assets in the unaudited condensed consolidated balance sheets as the securities need to be available for use, if required, to fund current operations. There are no restrictions on the sale of any securities in our investment portfolio.

Total gross unrealized losses of our available-for-sale debt securities at June 30, 2021 were immaterial. The unrealized losses are driven by factors other than credit risk and have been in an unrealized loss position for less than one year. We do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases.

NOTE 7: Goodwill and Intangible Assets
The Company’s unamortizable goodwill is $16,836 at June 30, 2021 and December 31, 2020.

The Company recorded amortization expense related to an amortizable intangible asset that was assumed by the Exela Buyer as part of the disposition of the Hospital Products on June 30, 2020 of $203 and $406 for the three and six months ended June 30, 2020. Refer to Note 3: Disposition of the Hospital Products. There was no amortization expense recorded during the three and six months ended June 30, 2021.

NOTE 8: Contingent Consideration Payable
Prior to the sale of the Hospital Products on June 30, 2020, we computed the fair value of the contingent consideration using several significant assumptions and when those assumptions changed, due to underlying market conditions, the fair value of these liabilities changed as well. Each of the underlying assumptions used to determine the fair values of these contingent liabilities could, and often did, change based on adjustments in current market conditions, competition and other factors. Prior to the sale of the Hospital Products, these changes had a material impact on our unaudited condensed consolidated statements of (loss) income and balance sheets. As part of the sale of the Hospital Products on June 30, 2020, the Exela Buyer assumed and will pay, perform, satisfy and discharge the liabilities and obligations of Avadel Legacy and the Company under the Deerfield Royalty Agreement. As of June 30, 2021 and December 31, 2020, the balance of the contingent consideration payable is $0.

The following table summarizes changes to the contingent consideration payable, a recurring Level 3 measurement, for the six-month period ended June 30, 2020:

Contingent Consideration Payable Rollforward:	Balance

Balance, December 31, 2019	$17,327
Payments of contingent consideration	(4,344)
Fair value adjustments (1)	3,831
Disposition of the Hospital Products	(14,900)
Balance, June 30, 2020	$1,914

(1) Fair value adjustments are reported as changes in fair value of contingent consideration and other expense - changes in fair value of contingent consideration payable in the unaudited condensed consolidated statements of (loss) income.

NOTE 9: Long-Term Debt
Long-term debt is summarized as follows:

	June 30, 2021	December 31, 2020
Principal amount of 4.50% exchangeable senior notes due 2023	$143,750	$143,750
Less: unamortized debt discount and issuance costs, net	(1,976)	(15,540)
Net carrying amount of liability component	141,774	128,210
Less: current maturities	—	—
Long-term debt	$141,774	$128,210

Equity component:
Equity component of exchangeable notes, net of issuance costs	$—	$(26,699)

For the three months ended June 30, 2021 and 2020, the total interest expense was $1,930 and $3,237, respectively, with coupon interest expense of $1,617 for each period and the amortization of debt issuance costs and debt discount of $313 and $1,620, respectively.

For the six months ended June 30, 2021 and 2020, the total interest expense was $3,859 and $6,427, respectively, with coupon interest expense of $3,234 for each period and the amortization of debt issuance costs and debt discount of $625 and $3,193, respectively.

As described in Note 2: Newly Issued Accounting Standards, the Company elected to early adopt ASU 2020-06 as of January 1, 2021 using a modified retrospective method. The adoption resulted in a $12,939 increase in long-term debt and a $26,699 decrease in the equity component of the 2023 Notes.

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

NOTE 10: Income Taxes

The income tax benefit was $3,765 for the three months ended June 30, 2021 resulting in an effective tax rate of 16.1%. The income tax expense was $5,292 for the three months ended June 30, 2020 resulting in an effective tax rate of 14.6%.

The income tax benefit was $6,372 for the six months ended June 30, 2021 resulting in an effective tax rate of 16.2%. The income tax benefit was $4,218 for the six months ended June 30, 2020 resulting in an effective tax rate of (16.4)%. The net increase in the effective income tax rate for the six months ended June 30, 2021 as compared to the prior period in 2020 is primarily due to the discrete tax benefits recognized during the six months ended June 30, 2020 under the Coronavirus Aid, Relief and Economic Security Act, also known as the CARES Act, which did not occur during the six months ended June 30, 2021.

During the six months ended June 30, 2021 and 2020, the Company received $3,078 and $2,036, respectively, of cash primarily related to refundable French Research & Development Tax Credits generated in prior years.

NOTE 11: Other Assets and Liabilities
Various other assets and liabilities are summarized as follows:

Prepaid Expenses and Other Current Assets:	June 30, 2021	December 31, 2020

Value-added tax recoverable	$306	$341
Prepaid and other expenses	3,983	1,018
Short-term deposit	1,418	1,477
Guarantee from Armistice	274	318
Income tax receivable	18,835	18,615
Receivable from Exela (see Note 3)	—	16,500
Other	492	457
Total	$25,308	$38,726

Other Non-Current Assets:	June 30, 2021	December 31, 2020

Deferred tax assets	$24,484	$18,256
Guarantee from Armistice	910	1,050
Right of use assets at contract manufacturing organizations	5,749	5,201
Other	357	432
Total	$31,500	$24,939

Accrued Expenses	June 30, 2021	December 31, 2020

Accrued compensation	$1,504	$1,697
Accrued restructuring (see Note 12)	177	520
Customer allowances	821	1,030
Accrued outsource contract costs	837	473
Other	4,185	2,781
Total	$7,524	$6,501

Other Current Liabilities:	June 30, 2021	December 31, 2020

Accrued interest	$2,695	$2,695
Due to Exela	—	2,026
Guarantee to Deerfield	275	319
Other	176	160
Total	$3,146	$5,200

Other Non-Current Liabilities:	June 30, 2021	December 31, 2020

Unrecognized tax benefits	$3,143	$3,143
Guarantee to Deerfield	913	1,053
Other	12	16
Total	$4,068	$4,212

NOTE 12: Restructuring Costs
2019 French Restructuring
During the second quarter of 2019, the Company initiated a plan to substantially reduce all of its workforce at its Vénissieux, France site (“2019 French Restructuring”). This reduction was part of an effort to align the Company’s cost structure with our ongoing and future planned projects. The reduction in workforce was completed during 2020. Restructuring (income) charges associated with this plan recognized during the three and six months ended June 30, 2021 and 2020 were immaterial.

The following table sets forth activities for the Company’s cost reduction plan obligations for the six months ended June 30, 2021:

2019 French Restructuring Obligation:	2021

Balance of restructuring accrual at January 1,	$248
Income for employee severance, benefits and other costs	(122)
Payments	(13)
Foreign currency impact	(6)
Balance of restructuring accrual at June 30,	$107
The 2019 French Restructuring liabilities of $107 are included in the unaudited condensed consolidated balance sheet in accrued expenses at June 30, 2021.

2019 Corporate Restructuring

During the first quarter of 2019, the Company announced a plan to reduce its Corporate workforce by more than 50% (“2019 Corporate Restructuring”). The reduction in workforce is primarily a result of the exit of Noctiva during the first quarter of 2019, as well as an effort to better align the Company’s remaining cost structure at our U.S. and Ireland locations with our ongoing and future planned projects. The reduction in workforce was completed during 2020. The restructuring charges associated with this plan recognized during the six months ended June 30, 2021 and 2020 were immaterial.

The following table sets forth activities for the Company’s cost reduction plan obligations for the six months ended June 30, 2021:

2019 Corporate Restructuring Obligation:	2021

Balance of restructuring accrual at January 1,	$272
Charges for employee severance, benefits and other costs	—
Payments	(202)
Balance of restructuring accrual at June 30,	$70
The 2019 Corporate Restructuring liabilities of $70 are included in the unaudited condensed consolidated balance sheet in accrued expenses at June 30, 2021.

NOTE 13: Net (Loss) Income Per Share
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

A reconciliation of basic and diluted net (loss) income per share, together with the related shares outstanding in thousands is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Net (Loss) Income Per Share:	2021	2020	2021	2020

Net (loss) income	$(19,581)	$30,874	$(33,026)	$30,009
Add: interest from 2023 Notes, net of tax	—	3,237	—	6,427
Net (loss) income - diluted	$(19,581)	$34,111	$(33,026)	$36,436

Weighted average shares:
Basic shares	58,488	54,272	58,465	47,665
Effect of dilutive securities—employee and director equity awards outstanding, preferred shares and 2023 Notes	—	15,670	—	15,418
Diluted shares	58,488	69,942	58,465	63,083

Net (loss) income per share - basic	$(0.33)	$0.57	$(0.56)	$0.63
Net (loss) income per share - diluted	$(0.33)	$0.49	$(0.56)	$0.58
Potential ordinary shares of 15,586 and 2,472 were excluded from the calculation of weighted average shares for the three months ended June 30, 2021 and 2020, respectively, and potential ordinary shares of 15,426 and 2,537 were excluded from the calculation of weighted average shares for the six months ended June 30, 2021 and 2020, respectively, because either their effect was considered to be anti-dilutive or they were related to shares from PSUs for which the contingent vesting condition had not been achieved. For the three and six months ended June 30, 2021, the effects of dilutive securities were entirely excluded from the calculation of net loss per share as a net loss was reported in these periods.

NOTE 14: Comprehensive Loss
The following table shows the components of accumulated other comprehensive loss for the three and six months ended June 30, 2021 and 2020, respectively, net of tax effects:

	Three Months Ended June 30,		Six Months Ended June 30,
Accumulated Other Comprehensive Loss:	2021	2020	2021	2020

Foreign currency translation adjustment:
Beginning balance	$(23,345)	$(23,915)	$(22,627)	$(23,738)
Net other comprehensive income (loss)	116	182	(602)	5
Balance at June 30,	$(23,229)	$(23,733)	$(23,229)	$(23,733)

Unrealized gain on marketable debt securities, net
Beginning balance	$1,039	$288	$1,576	$932
Net other comprehensive (loss) income, net of $(78), $(81) $(133) and $(130) tax, respectively	(160)	927	(697)	283
Balance at June 30,	$879	$1,215	$879	$1,215
Accumulated other comprehensive loss at June 30,	$(22,350)	$(22,518)	$(22,350)	$(22,518)
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

On June 30, 2020, we sold the Hospital Products. See Note 3: Disposition of the Hospital Products. The following table presents a summary of total product sales by these products:

	Three Months Ended June 30,	Six Months Ended June 30,
Product Sales by Product:	2020	2020

Bloxiverz	$800	$2,201
Vazculep	4,915	10,429
Akovaz	4,196	9,545
Other	180	159
Total product sales	$10,091	$22,334

On June 30, 2020, we sold the Hospital Products. See Note 3: Disposition of the Hospital Products.

NOTE 16: Commitments and Contingencies
Litigation
The Company is subject to potential liabilities generally incidental to our business arising out of present and future lawsuits and claims related to product liability, personal injury, contract, commercial, intellectual property, tax, employment, compliance and other matters that arise in the ordinary course of business. The Company accrues for potential liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. At June 30, 2021 and December 31, 2020, there were no contingent liabilities with respect to any litigation, arbitration or administrative or other proceeding that are reasonably likely to have a material adverse effect on the Company’s unaudited condensed consolidated financial position, results of operations, cash flows or liquidity.

On May 12, 2021, Jazz Pharmaceuticals, Inc. (“Jazz”) filed a formal complaint (the “Complaint”) initiating a lawsuit in the United States District Court for the District of Delaware (the “Court”) against Avadel Pharmaceuticals plc, Avadel US Holdings, Inc., Avadel Management Corporation, Avadel Legacy Pharmaceuticals, LLC, Avadel Specialty Pharmaceuticals, LLC, and Avadel CNS Pharmaceuticals, LLC (collectively, the “Avadel Parties”). In the Complaint, Jazz alleges the sodium oxybate product (“Proposed Product”) described in the New Drug Application (“NDA”) owned by Avadel CNS Pharmaceuticals, LLC will infringe at least one claim of US Patent No. 8731963, 10758488, 10813885, 10959956 and/or 10966931 (collectively, the “patents-in-suit”). The Complaint further includes typical relief requests such as preliminary and permanent injunctive relief, monetary damages and attorneys’ fees, costs and expenses.

On June 3, 2021, the Avadel Parties timely filed their Answer and Counterclaims (the “Avadel Answer”) with the Court in response to the Complaint. The Avadel Answer generally denies the allegations set forth in the Complaint, includes numerous affirmative defenses (including, but not limited to, non-infringement and invalidity of the patents-in-suit), and asserts a number of counterclaims seeking i) a declaratory judgment of non-infringement of each patent-in-suit, ii) a declaratory judgment of invalidity of each patent-in-suit, and iii) a declaratory judgement requiring delisting of US Patent No. 8731963 from FDA’s Orange Book.

On June 18, 2021, Jazz filed its Answer (“Jazz Answer”) with the Court in response to the Avadel Answer. The Jazz Answer generally denies the allegations set forth in the Avadel Answer and sets forth a single affirmative defense asserting that Avadel has failed to state a claim for which relief can be granted.

On June 21, 2021, the Court issued an oral order requiring the parties to i) confer regarding proposed dates to be included in the Court’s scheduling order for the case, and ii) submit a proposed order, including a proposal for the length and timing of trial, to the Court by no later than July 21, 2021.

On July 30, 2021, the Court issued a scheduling order establishing timing for litigation events including i) a preliminary injunction hearing date of November 23, 2021 (only relevant in the event that Jazz files a motion for a preliminary injunction by October 22, 2021), ii) a claim construction hearing date of August 2, 2022, and iii) a trial date of October 30, 2023.

On August 4, 2021, Jazz filed another formal complaint (the “Second Complaint”) initiating a lawsuit in the Court against the Avadel Parties. In the Second Complaint, Jazz alleges the Proposed Product described in the NDA owned by Avadel CNS Pharmaceuticals, LLC will infringe at least one claim of US Patent No. 11077079. The Second Complaint further includes typical relief requests such as preliminary and permanent injunctive relief, monetary damages and attorneys’ fees, costs and expenses.

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

In connection with our February 2018 divestiture of our pediatric assets, we guaranteed to Deerfield the quarterly royalty payment of 15% on net sales of the FSC products through February 6, 2026 (“FSC Product Royalties”), in an aggregate amount of up to approximately $10,300. Given our explicit guarantee to Deerfield, the Company recorded the guarantee in accordance with ASC 460. The balance of this guarantee liability was $1,188 at June 30, 2021. This liability is being amortized proportionately based on undiscounted cash outflows through the remainder of the contract with Deerfield.

Armistice Guarantee

In connection with our February 2018 divestiture of the pediatric assets, Armistice Capital Master Fund, Ltd., the majority shareholder of Cerecor, guaranteed to us the FSC Product Royalties. The Company recorded the guarantee in accordance with ASC 460. The balance of this guarantee asset was $1,184 at June 30, 2021. This asset is being amortized proportionately based on undiscounted cash outflows through the remainder of the contract with Deerfield.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Outside of our lead product candidate, we continue to evaluate opportunities to expand our product portfolio. As of June 30, 2021, we do not have any approved and commercialized products in our portfolio.

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

New secondary endpoints from the REST-ON trial were presented at the American Academy of Neurology, beginning April 17, 2021. The first poster described FT218 improvements in disturbed nocturnal sleep (“DNS”), defined in REST-ON as the number of shifts from stages N1, N2, N3, and rapid eye movement (“REM”) sleep to wake and from stages N2, N3, and REM sleep to stage N1. FT218 also decreased the number of nocturnal arousals as measured on polysomnography. Improvements in DNS were further supported by post-hoc analyses demonstrating increased time in deep sleep (N3, also known as slow wave sleep), and less time in N1. A second poster described the statistically significant improvements in the Epworth Sleepiness Scale, both the quality of sleep and the refreshing nature of sleep, and a decrease in sleep paralysis. These clinically relevant improvements were observed for all doses, beginning at Week 3, for the lowest 6 g dose, compared to placebo. FT218 did not demonstrate significant improvement for hypnagogic hallucinations compared to placebo.

Additional data supportive of the efficacy findings in REST-ON were presented at the annual meeting of the 35th Annual Meeting of the Associated Professional Sleep Societies, a joint meeting of the American Academy of Sleep Medicine and the Sleep Research Society, also known as SLEEP 2021, beginning June 10, 2021. New data included post-hoc analyses demonstrating endpoints improvements, regardless of concomitant stimulant use, in both narcolepsy Type 1 or Type 2. Additionally, a post-hoc analysis showed that FT218 was associated with decreased body mass index compared to placebo, which may be relevant as people with narcolepsy often have co-morbid obesity.

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

Corporate Information

We are an Irish public limited company. Our registered address is at 10 Earlsfort Terrace, Dublin 2, Ireland and our phone number is +353-1-920-1000. We file annual, quarterly and current reports, proxy statements and other documents with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our website is www.avadel.com, where we make available free of charge our reports (and any amendments thereto) on Forms 10-K, 10-Q and 8-K as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. These filings are also available to the public at www.sec.gov.

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
•Net Loss from Operations in 2021: We sold our Hospital Products at June 30, 2020 and no longer generate revenue from sales of these products. We will incur substantial expenses to further the clinical development of and continue our preparations for the commercial launch of FT218, if approved.

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

Financial Highlights

Highlights of our consolidated results for the three and six months ended June 30, 2021 are as follows:
•Revenue was $0 for the three and six months ended June 30, 2021, compared to $10,091 and $22,334 in the same periods last year, respectively. The year over year decrease was the result of the sale of the Hospital Products on June 30, 2020.
•Operating loss was $21,936 and $36,747 for the three and six months ended June 30, 2021, respectively, compared to operating income of $40,269 and $33,772 and for the same periods last year, respectively. The operating income for the three and six months ended June 30, 2020 was driven by sale of the Hospital Products on June 30, 2020.
•Net loss was $19,581 and $33,026 for the three and six months ended June 30, 2021, respectively, compared to net income of $30,874 and $30,009 in the same period last year, respectively.
•Diluted net loss per share was $(0.33) and $(0.56) for the three and six months ended June 30, 2021, respectively, compared to diluted net income per share of $0.49 and $0.58 in the same period last year, respectively.
•Cash and marketable securities decreased $18,559 to $202,843 at June 30, 2021, from $221,402 at December 31, 2020. This decrease was driven by $33,566 of cash used in operations during the six months ended June 30, 2021, partially offset by $16,500 of installment proceeds received from the disposition of the Hospital Products.

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

Results of Operations
The following is a summary of our financial results (in thousands, except per share amounts) for the three months ended June 30, 2021 and 2020, respectively:

			Three Months Ended
	Three Months Ended June 30,		Increase / (Decrease)
			2021 vs. 2020
Comparative Statements of (Loss) Income	2021	2020	$	%

Product sales	$—	$10,091	$(10,091)	(100.0)%
Operating expenses:
Cost of products	—	3,285	(3,285)	(100.0)%
Research and development expenses	6,762	4,057	2,705	66.7%
Selling, general and administrative expenses	15,174	7,095	8,079	113.9%
Intangible asset amortization	—	203	(203)	(100.0)%
Changes in fair value of contingent consideration	—	918	(918)	(100.0)%
Gain on sale of Hospital Products	—	(45,760)	45,760	100.0%
Restructuring costs	—	24	(24)	(100.0)%
Total operating expense (income)	21,936	(30,178)	52,114	172.7%
Operating (loss) income	(21,936)	40,269	(62,205)	(154.5)%
Investment and other income (expense), net	432	(741)	1,173	158.3%
Interest expense	(1,930)	(3,237)	1,307	40.4%
Gain from release of certain liabilities	88	—	88	100.0%
Other expense - changes in fair value of contingent consideration payable	—	(125)	125	100.0%
(Loss) income before income taxes	(23,346)	36,166	(59,512)	(164.6)%
Income tax (benefit) expense	(3,765)	5,292	(9,057)	(171.1)%
Net (loss) income	$(19,581)	$30,874	$(50,455)	(163.4)%
Net (loss) income per share - diluted	$(0.33)	$0.49	$(0.82)	(167.3)%

The following is a summary of our financial results (in thousands, except per share amounts) for the six months ended June 30, 2021 and 2020, respectively:

			Six Months Ended
	Six Months Ended June 30,		Increase / (Decrease)
			2021 vs. 2020
Comparative Statements of (Loss) Income	2021	2020	$	%

Product sales	$—	$22,334	$(22,334)	(100.0)%
Operating expenses:
Cost of products	—	5,742	(5,742)	(100.0)%
Research and development expenses	10,614	9,587	1,027	10.7%
Selling, general and administrative expenses	26,186	15,008	11,178	74.5%
Intangible asset amortization	—	406	(406)	(100.0)%
Changes in fair value of contingent consideration	—	3,396	(3,396)	(100.0)%
Gain on sale of Hospital Products	—	(45,760)	45,760	100.0%
Restructuring (income) costs	(53)	183	(236)	(129.0)%
Total operating expense (income)	36,747	(11,438)	48,185	421.3%
Operating (loss) income	(36,747)	33,772	(70,519)	(208.8)%
Investment and other income (expense), net	1,042	(1,119)	2,161	193.1%
Interest expense	(3,859)	(6,427)	2,568	40.0%
Gain from release of certain liabilities	166	—	166	100.0%
Other expense - changes in fair value of contingent consideration payable	—	(435)	435	100.0%
(Loss) income before income taxes	(39,398)	25,791	(65,189)	(252.8)%
Income tax benefit	(6,372)	(4,218)	(2,154)	(51.1)%
Net (loss) income	$(33,026)	$30,009	$(63,035)	(210.1)%
Net (loss) income per share - diluted	$(0.56)	$0.58	$(1.14)	(196.6)%

On June 30, 2020 (“Closing Date”), we announced the sale of the Hospital Products, including our three commercial products, Akovaz, Bloxiverz and Vazculep, as well as Nouress, to the Exela Buyer. As a result of the sale, the Company no longer recorded revenue, cost of products, intangible amortization and changes to the fair value of the contingent consideration related to these products subsequent to the Closing Date.

			Three Months Ended
	Three Months Ended June 30,		Increase / (Decrease)
			2021 vs. 2020
Research and Development Expenses:	2021	2020	$	%

Research and development expenses	$6,762	$4,057	$2,705	66.7%

Research and development expenses increased $2,705 or 66.7% during the three months ended June 30, 2021 as compared to the same period in 2020. This increase was driven by increased pre-NDA approval activities, primarily the purchase of raw materials in preparation for product launch, if FT218 is approved.

			Six Months Ended
	Six Months Ended June 30,		Increase / (Decrease)
			2021 vs. 2020
Research and Development Expenses:	2021	2020	$	%

Research and development expenses	$10,614	$9,587	$1,027	10.7%

Research and development expenses increased $1,027 or 10.7% during the six months ended June 30, 2021 as compared to the same period in 2020. This increase was driven by higher pre-NDA approval activities, primarily the purchase of raw materials in preparation for product launch, if FT218 is approved, during the current period, partially offset by lower clinical studies expense due to the completion of the FT218 clinical study during the six months ended June 30, 2020.

			Three Months Ended
	Three Months Ended June 30,		Increase / (Decrease)
			2021 vs. 2020
Selling, General and Administrative Expenses:	2021	2020	$	%

Selling, general and administrative expenses	$15,174	$7,095	$8,079	113.9%

Selling, general and administrative (“SG&A”) expenses increased $8,079 or 113.9% during the three months ended June 30, 2021 as compared to the same prior year period, driven by the Company’s continued commercial preparations and launch readiness activities for potential approval of FT218. These activities included an increase in marketing and market research costs of approximately $3,000 and an increase in other launch planning and preparation activities totaling $1,400. Compensation costs increased by approximately $2,100 due to an increase in headcount, primarily in commercial and medical affairs, and legal and insurance costs increased by approximately $1,400.

			Six Months Ended
	Six Months Ended June 30,		Increase / (Decrease)
			2021 vs. 2020
Selling, General and Administrative Expenses:	2021	2020	$	%

Selling, general and administrative expenses	$26,186	$15,008	$11,178	74.5%

SG&A expenses increased $11,178 or 74.5% during the six months ended June 30, 2021 as compared to the same prior year period, driven by the Company’s continued commercial preparations and launch readiness activities for potential approval of FT18. These activities included an increase in marketing and market research activities of approximately $3,800, and an increase in other launch planning and preparation activities totaling approximately $2,300. Compensation costs increased by approximately $3,200 due to an increase in headcount, primarily in commercial and medical affairs. Legal and insurance costs increased by approximately $2,500, which was offset by a decrease in other professional fees of approximately $400.

			Three Months Ended
	Three Months Ended June 30,		Increase / (Decrease)
			2021 vs. 2020
Investment and Other Income (Expense), net	2021	2020	$	%

Investment and other income (expense), net	$432	$(741)	$1,173	158.3%
Investment and other income (expense), net increased for the three months ended June 30, 2021 when compared to the same period in the prior year driven by an $800 legal settlement related to a bankruptcy claim recognized in the prior period and higher interest income of approximately $400 in the current period.

			Six Months Ended
	Six Months Ended June 30,		Increase / (Decrease)
			2021 vs. 2020
Investment and Other Income (Expense), net	2021	2020	$	%

Investment and other income (expense), net	$1,042	$(1,119)	$2,161	193.1%
Investment and other income (expense), net increased for the six months ended June 30, 2021 when compared to the same period in the prior year driven by an $800 legal settlement related to a bankruptcy claim recognized in the prior period, higher interest income of approximately $500, lower realized losses on our marketable securities of approximately $500 and higher foreign currency gains of approximately $400.

			Three Months Ended
	Three Months Ended June 30,		Increase / (Decrease)
			2021 vs. 2020
Interest Expense	2021	2020	$	%

Interest expense	$1,930	$3,237	$(1,307)	(40.4)%

Interest expense of $1,930 and $3,237 for the three months ended June 30, 2021 and 2020, respectively, is related to interest on the 2023 Notes. Included in these amounts are coupon interest expense of $1,617 for each period and the amortization of debt issuance costs of $313 and $250 for the three months ended June 30, 2021 and 2020, respectively. Prior period interest expense also included amortization of a debt discount of $1,370, which was eliminated upon our adoption of ASU 2020-06. See Note 9: Long Term Debt to our unaudited condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for further details for further details.

			Six Months Ended
	Six Months Ended June 30,		Increase / (Decrease)
			2021 vs. 2020
Interest Expense	2021	2020	$	%

Interest expense	$3,859	$6,427	$(2,568)	(40.0)%

Interest expense of $3,859 and $6,427 for the six months ended June 30, 2021 and 2020, respectively, is related to interest on the 2023 Notes. Included in these amounts are coupon interest expense of $3,234 for each period and the amortization of debt issuance costs of $625 and $495 for the six months ended June 30, 2021 and 2020, respectively. Prior period interest expense also included amortization of a debt discount of $2,698, which was eliminated upon our adoption of ASU 2020-06. See Note 9: Long Term Debt to our unaudited condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for further details for further details.

			Three Months Ended
	Three Months Ended June 30,		Increase / (Decrease)
			2021 vs. 2020
Income Tax (Benefit) Provision:	2021	2020	$	%

Income tax (benefit) provision	$(3,765)	$5,292	$(9,057)	(171.1)%
Percentage of (loss) income before income taxes	16.1%	14.6%

The income tax benefit was $3,765 for the three months ended June 30, 2021 resulting in an effective tax rate of 16.1%. The income tax provision was $5,292 for the three months ended June 30, 2020 resulting in an effective tax rate of 14.6%. The income tax expense recorded in 2020 was the result of taxes recorded on the gain from the sale of the Hospital Products.

			Six Months Ended
	Six Months Ended June 30,		Increase / (Decrease)
			2021 vs. 2020
Income Tax (Benefit) Provision:	2021	2020	$	%

Income tax (benefit) provision	$(6,372)	$(4,218)	$(2,154)	(51.1)%
Percentage of (loss) income before income taxes	16.2%	(16.4)%

The income tax benefit was $6,372 for the six months ended June 30, 2021 resulting in an effective tax rate of 16.2%. The income tax benefit was $4,218 for the six months ended June 30, 2020 resulting in an effective tax rate of (16.4)%. The net increase in the effective income tax rate for the six months ended June 30, 2021 as compared to the prior period in 2020 is primarily due to the discrete tax benefits recognized during the six months ended June 30, 2020 under the Coronavirus Aid, Relief and Economic Security Act, also known as the CARES Act, which did not occur during the six months ended June 30, 2021.

Liquidity and Capital Resources
The Company’s cash flows from operating, investing and financing activities, as reflected in the unaudited condensed consolidated statements of cash flows, are summarized in the following table:

			Six Months Ended
	Six Months Ended June 30,		Increase / (Decrease)
			2021 vs. 2020
Net cash (used in) provided by:	2021	2020	$	%

Operating activities	$(33,566)	$(19,417)	$(14,149)	(72.9)%
Investing activities	29,315	(67,662)	96,977	143.3%
Financing activities	149	179,516	(179,367)	(99.9)%

Operating Activities

Net cash used in operating activities was $33,566 and $19,417 for the six months ended June 30, 2021 and 2020, respectively. Net cash used in operating activities for the six months ended June 30, 2021 was driven by net loss for the period and higher prepaid expenses due to the payment of annual insurance premiums, partially offset by cash received during the period related to research and development tax credits. Net cash used in operating activities for the six months ended June 30, 2020 was due to lower accounts payable, accrued expenses and other liabilities, and cash paid related to the earn-out and royalty payments for contingent consideration.

Investing Activities

Net cash provided by investing activities was $29,315 for the six months ended June 30, 2021 and cash used in investing activities was $67,662 for the six months ended June 30, 2020. Net cash provided by investing activities for the six months ended June 30, 2021 was driven by proceeds from the disposition of the Hospital Products of $16,500, as well as higher net proceeds received from the excess of sales over purchases of marketable securities of $12,841. Net cash used in investing activities for the six months ended June 30, 2020 was driven by higher net purchases of marketable securities of $82,162, partially offset by the proceeds from the disposition of the Hospital Products of $14,500.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2021 was $149 related to proceeds from stock option exercises and employee stock purchase plan (“ESPP”) issuances. Net cash provided by financing activities for the six months ended June 30, 2020 of $179,516 is driven by the February 2020 private placement and May 2020 public offering that resulted in net proceeds of $60,639 and $116,974, respectively, as well as stock option exercises and ESPP issuances of $1,903.

Liquidity and Risk Management

The adequacy of our cash resources depends on the outcome of certain business conditions including the cost of our FT218 clinical development plan, our cost structure, and other factors set forth in “Risk Factors” within Part I, Item 1A of the 2020 Form 10-K. To complete the FT218 clinical development and commercialization plan we will need to commit substantial resources, which could result in future losses or otherwise limit our opportunities or affect our ability to operate our business. Our assumptions concerning the outcome of certain business conditions may prove to be wrong or other factors may adversely affect our business, and as a result we could exhaust or significantly decrease our available cash and marketable securities balances which could, among other things, force us to raise additional funds and/or force us to reduce our expenses, either of which could have a material adverse effect on our business. Additionally, we are unable to estimate the near or long term impact of COVID-19, which may have a material adverse impact on our business.

If available to us, raising additional capital may be accomplished through one or more public or private debt or equity financings, collaborations or partnering arrangements. Any equity financing would be dilutive to our shareholders.

Cash, cash equivalent and marketable security balances as of June 30, 2021 and unused financing sources are expected to provide us with the flexibility to meet our liquidity needs in 2021, including its operating requirements related to the development of FT218.

Other Matters
Litigation
The Company is subject to potential liabilities generally incidental to our business arising out of present and future lawsuits and claims related to product liability, personal injury, contract, commercial, intellectual property, tax, employment, compliance and other matters that arise in the ordinary course of business. The Company accrues for potential liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. At June 30, 2021 and December 31, 2020, there were no contingent liabilities with respect to any litigation, arbitration or administrative or other proceeding that are reasonably likely to have a material adverse effect on the Company’s unaudited condensed consolidated financial position, results of operations, cash flows or liquidity.

On May 12, 2021, Jazz Pharmaceuticals, Inc. (“Jazz”) filed a formal complaint (the “Complaint”) initiating a lawsuit in the United States District Court for the District of Delaware (the “Court”) against Avadel Pharmaceuticals plc, Avadel US Holdings, Inc., Avadel Management Corporation, Avadel Legacy Pharmaceuticals, LLC, Avadel Specialty Pharmaceuticals, LLC, and Avadel CNS Pharmaceuticals, LLC (collectively, the “Avadel Parties”). In the Complaint, Jazz alleges the sodium oxybate product (“Proposed Product”) described in the New Drug Application (“NDA”) owned by Avadel CNS Pharmaceuticals, LLC will infringe at least one claim of US Patent No. 8731963, 10758488, 10813885, 10959956 and/or 10966931 (collectively, the “patents-in-suit”). The Complaint further includes typical relief requests such as preliminary and permanent injunctive relief, monetary damages and attorneys’ fees, costs and expenses.

On June 3, 2021, the Avadel Parties timely filed their Answer and Counterclaims (the “Avadel Answer”) with the Court in response to the Complaint. The Avadel Answer generally denies the allegations set forth in the Complaint, includes numerous affirmative defenses (including, but not limited to, non-infringement and invalidity of the patents-in-suit), and asserts a number of counterclaims seeking i) a declaratory judgment of non-infringement of each patent-in-suit, ii) a declaratory judgment of invalidity of each patent-in-suit, and iii) a declaratory judgement requiring delisting of US Patent No. 8731963 from FDA’s Orange Book.

On June 18, 2021, Jazz filed its Answer (“Jazz Answer”) with the Court in response to the Avadel Answer. The Jazz Answer generally denies the allegations set forth in the Avadel Answer and sets forth a single affirmative defense asserting that Avadel has failed to state a claim for which relief can be granted.

On June 21, 2021, the Court issued an oral order requiring the parties to i) confer regarding proposed dates to be included in the Court’s scheduling order for the case, and ii) submit a proposed order, including a proposal for the length and timing of trial, to the Court by no later than July 21, 2021.

On July 30, 2021, the Court issued a scheduling order establishing timing for litigation events including i) a preliminary injunction hearing date of November 23, 2021 (only relevant in the event that Jazz files a motion for a preliminary injunction by October 22, 2021), ii) a claim construction hearing date of August 2, 2022, and iii) a trial date of October 30, 2023.

On August 4, 2021, Jazz filed another formal complaint (the “Second Complaint”) initiating a lawsuit in the Court against the Avadel Parties. In the Second Complaint, Jazz alleges the Proposed Product described in the NDA owned by Avadel CNS Pharmaceuticals, LLC will infringe at least one claim of US Patent No. 11077079. The Second Complaint further includes typical relief requests such as preliminary and permanent injunctive relief, monetary damages and attorneys’ fees, costs and expenses.

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

ITEM 4.    CONTROLS AND PROCEDURES.
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2021, the end of the period covered by this quarterly report on Form 10-Q.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on their evaluation, as of the end of the period covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of June 30, 2021.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or 15d-15 that occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the Orphan Drug Act, as amended, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 where there is no reasonable expectation that the cost of developing the drug for the rare disease or condition will be recovered from sales of the drug in the United States. Generally, if a drug with orphan drug designation subsequently receives the first marketing approval for the disease or condition for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same drug for the same disease or condition for seven years, except in limited circumstances, such as if the FDA concludes that a subsequent same drug is clinically superior through greater safety, greater effectiveness, or a major contribution to patient care. A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation.

Although our lead product candidate, FT218, obtained orphan drug designation for the treatment of narcolepsy from the FDA in January 2018, there is no guarantee that we will obtain approval or orphan drug exclusivity for FT218. Orphan drug designation does not give a product candidate any advantage in, or shorten the timeline for, the FDA regulatory review and approval process. In addition, because FT218 would not be the first sodium oxybate product to be approved for the treatment of narcolepsy, we must demonstrate that FT218 is clinically superior to any previously approved same drug in order to obtain orphan drug exclusivity for FT218, and we may be required to demonstrate clinical superiority for the approval and exclusivity of other product candidates in the future. Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Moreover, any orphan drug exclusive marketing rights may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantity of the drug to meet the needs of patients with the particular rare disease or condition.

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

In May 2021, Jazz Pharmaceuticals filed a complaint against us and certain of our subsidiaries in the United States District Court for the District of Delaware alleging infringement of certain of its patents.

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

In addition to the possibility of intellectual property infringement claims, a third party could submit a citizen petition to the FDA requesting relief that, if granted, could materially adversely affect the NDA and/or underlying product candidate. For example, such a third-party petition could, if granted, materially adversely affect the likelihood and/or timing of NDA approval, content of final product labeling, and/or resulting regulatory exclusivity (if any) for such product.

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

AVADEL PHARMACEUTICALS PLC
(Registrant)

Date: August 9, 2021	By:	/s/ Gregory J. Divis
Gregory J. Divis
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: August 9, 2021	By:	/s/ Thomas S. McHugh
Thomas S. McHugh
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)