Form 10-Q
period 2021-09-30
AVADEL PHARMACEUTICALS PLC
filed 2021-11-08
CIK 1012477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

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

+353-1-901-5201
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

At November 4, 2021, 58,620,088 ordinary shares, nominal value $0.01 each, of the Company were outstanding.

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
•Our dependence on a single manufacturer for the manufacturing of our lead product candidate and a single supplier for certain raw materials in our lead product candidate and any failure of such third party suppliers to either manufacture our product candidate in a timely manner or to deliver sufficient quantities of these raw materials, which could have a material adverse effect on our business;
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

PART I – FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS
AVADEL PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Product sales	$—	$—	$—	$22,334
Operating expenses:
Cost of products	—	—	—	5,742
Research and development expenses	4,380	5,569	14,994	15,156
Selling, general and administrative expenses	21,283	8,423	47,469	23,431
Intangible asset amortization	—	—	—	406
Changes in fair value of contingent consideration	—	(69)	—	3,327
Gain on sale of Hospital Products	—	—	—	(45,760)
Restructuring income	—	(226)	(53)	(43)
Total operating expense	25,663	13,697	62,410	2,259
Operating (loss) income	(25,663)	(13,697)	(62,410)	20,075
Investment and other income (expense), net	489	213	1,531	(906)
Interest expense	(1,929)	(3,259)	(5,788)	(9,686)
Gain from release of certain liabilities	—	—	166	—
Other expense - changes in fair value of contingent consideration payable	—	—	—	(435)
(Loss) income before income taxes	(27,103)	(16,743)	(66,501)	9,048
Income tax benefit	(5,101)	(5,040)	(11,473)	(9,258)
Net (loss) income	$(22,002)	$(11,703)	$(55,028)	$18,306

Net (loss) income per share - basic	$(0.38)	$(0.20)	$(0.94)	$0.36
Net (loss) income per share - diluted	(0.38)	(0.20)	(0.94)	0.35

Weighted average number of shares outstanding - basic	58,585	58,213	58,506	51,206
Weighted average number of shares outstanding - diluted	58,585	58,213	58,506	52,849

See accompanying notes to unaudited condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net (loss) income	$(22,002)	$(11,703)	$(55,028)	$18,306
Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) income	(237)	534	(839)	539
Net other comprehensive (loss) income, net of income tax (benefit) provision of $(59), $1, $(220) and $131, respectively	(157)	66	(854)	349
Total other comprehensive (loss) income, net of tax	(394)	600	(1,693)	888
Total comprehensive (loss) income	$(22,396)	$(11,103)	$(56,721)	$19,194

See accompanying notes to unaudited condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$58,169	$71,722
Marketable securities	122,924	149,680
Research and development tax credit receivable	2,493	3,326
Prepaid expenses and other current assets	22,234	38,726
Total current assets	205,820	263,454
Property and equipment, net	304	359
Operating lease right-of-use assets	2,070	2,604
Goodwill	16,836	16,836
Research and development tax credit receivable	961	3,445
Other non-current assets	38,098	24,939
Total assets	$264,089	$311,637

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of operating lease liability	$504	$474
Accounts payable	6,874	2,934
Accrued expenses	8,738	6,501
Other current liabilities	1,471	5,200
Total current liabilities	17,587	15,109
Long-term debt	142,086	128,210
Long-term operating lease liability	1,460	1,840
Other non-current liabilities	3,999	4,212
Total liabilities	165,132	149,371

Shareholders’ equity:
Preferred shares, nominal value of $0.01 per share; 50,000 shares authorized; 488 issued and outstanding at September 30, 2021 and 488 issued and outstanding at December 31, 2020, respectively	5	5
Ordinary shares, nominal value of $0.01 per share; 500,000 shares authorized; 58,616 issued and outstanding at September 30, 2021 and 58,396 issued and outstanding at December 31, 2020	586	583
Additional paid-in capital	546,565	566,916
Accumulated deficit	(425,455)	(384,187)
Accumulated other comprehensive loss	(22,744)	(21,051)
Total shareholders’ equity	98,957	162,266
Total liabilities and shareholders’ equity	$264,089	$311,637
 See accompanying notes to unaudited condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(unaudited)

Nine Months Ended September 30, 2021

	Ordinary shares		Preferred shares		Additional	Accumulated	Accumulated other comprehensive	Total shareholders’
	Shares	Amount	Shares	Amount	paid-in capital	deficit	loss	equity
Balance, December 31, 2020	58,396	$583	488	$5	$566,916	$(384,187)	$(21,051)	$162,266
Impact of the adoption of ASU 2020-06	—	—	—	—	(26,699)	13,760	—	(12,939)
Net loss	—	—	—	—	—	(13,445)	—	(13,445)
Other comprehensive loss	—	—	—	—	—	—	(1,255)	(1,255)
Exercise of stock options	23	—	—	—	106	—	—	106
Vesting of restricted shares	61	1	—	—	(1)	—	—	—
Employee share purchase plan share issuance	8	—	—	—	43	—	—	43
Stock-based compensation expense	—	—	—	—	1,728	—	—	1,728
Balance, March 31, 2021	58,488	$584	488	$5	$542,093	$(383,872)	$(22,306)	$136,504
Net loss	—	—	—	—	—	(19,581)	—	(19,581)
Other comprehensive loss	—	—	—	—	—	—	(44)	(44)
Stock-based compensation expense	—	—	—	—	2,001	—	—	2,001
Balance, June 30, 2021	58,488	$584	488	$5	$544,094	$(403,453)	$(22,350)	$118,880
Net loss	—	—	—	—	—	(22,002)	—	(22,002)
Other comprehensive loss	—	—	—	—	—	—	(394)	(394)
Exercise of stock options	25	1	—	—	62	—	—	63
Vesting of restricted shares	94	1	—	—	(1)	—	—	—
Employee share purchase plan share issuance	9	—	—	—	51	—	—	51
Stock-based compensation expense	—	—	—	—	2,359	—	—	2,359
Balance, September 30, 2021	58,616	$586	488	$5	$546,565	$(425,455)	$(22,744)	$98,957

AVADEL PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
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

AVADEL PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020

Cash flows from operating activities:
Net (loss) income	$(55,028)	$18,306
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	614	1,297
Remeasurement of acquisition-related contingent consideration	—	3,327
Remeasurement of financing-related contingent consideration	—	435
Amortization of debt discount and debt issuance costs	937	4,835
Change in deferred taxes	(11,322)	(4,582)
Stock-based compensation expense	6,088	1,705
Gain from the disposition of the hospital products	—	(45,760)
Gain from the release of certain liabilities	(166)	—
Other adjustments	1,056	306
Net changes in assets and liabilities
Accounts receivable	—	8,281
Inventories	—	(1,352)
Prepaid expenses and other current assets	(54)	1,759
Research and development tax credit receivable	3,079	2,036
Accounts payable & other current liabilities	(201)	(4,051)
Accrued expenses	2,421	(6,625)
Earn-out payments for contingent consideration in excess of acquisition-date fair value	—	(5,323)
Royalty payments for contingent consideration payable in excess of original fair value	—	(866)
Other assets and liabilities	(2,228)	(3,337)
Net cash used in operating activities	(54,804)	(29,609)

Cash flows from investing activities:
Purchases of property and equipment	(26)	(33)
Proceeds from the disposition of the hospital products	16,500	17,250
Proceeds from sales of marketable securities	83,726	30,075
Purchases of marketable securities	(58,591)	(124,254)
Net cash provided by (used in) investing activities	41,609	(76,962)

Cash flows from financing activities:
Proceeds from the February 2020 private placement	—	60,570
Proceeds from the May 2020 public offering	—	116,924
Proceeds from stock option exercises and employee stock purchase plan	263	2,006
Net cash provided by financing activities	263	179,500

Effect of foreign currency exchange rate changes on cash and cash equivalents	(621)	406

Net change in cash and cash equivalents	(13,553)	73,335
Cash and cash equivalents at January 1,	71,722	9,774
Cash and cash equivalents at September 30,	$58,169	$83,109

Supplemental disclosures of cash flow information:
Interest paid	$6,469	$6,469
Income taxes paid (refund)	$68	$(1,788)
See accompanying notes to unaudited condensed consolidated financial statements

AVADEL PHARMACEUTICALS PLC
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

NOTE 1: Summary of Significant Accounting Policies
Nature of Operations.  Avadel Pharmaceuticals plc (Nasdaq: AVDL) (“Avadel,” the “Company,” “we,” “our,” or “us”) is a biopharmaceutical company. We are registered as an Irish public limited company. Our headquarters are in Dublin, Ireland and we have operations in St. Louis, Missouri, United States.

Our lead product candidate, FT218, is an investigational once-nightly, extended-release formulation of sodium oxybate for the treatment of excessive daytime sleepiness (“EDS”) and cataplexy in adults with narcolepsy. We are primarily focused on the development and potential United States (“U.S.”) Food and Drug Administration (“FDA”) approval of FT218. In December 2020, we submitted a New Drug Application (“NDA”) to the FDA for FT218 to treat excessive daytime sleepiness and cataplexy in adults with narcolepsy. In February 2021, the NDA for FT218 was accepted by the FDA and was assigned a Prescription Drug User Fee Act (“PDUFA”) target action date of October 15, 2021. On October 15, 2021, we announced that the FDA informed us that the review of our NDA for FT218 was ongoing beyond its previously assigned target action date.

Outside of our lead product candidate, we continue to evaluate opportunities to expand our product portfolio. As of September 30, 2021, we do not have any approved or commercialized products in our portfolio.

Basis of Presentation. The unaudited condensed consolidated balance sheet as of September 30, 2021, which is derived from the prior year 2020 audited consolidated financial statements, and the interim unaudited condensed consolidated financial statements presented herein, have been prepared in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP), the requirements of Form 10-Q and Article 10 of Regulation S-X and, consequently, do not include all information or footnotes required by U.S. GAAP for complete financial statements or all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s 2020 Annual Report on Form 10-K filed with the SEC on March 9, 2021.
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

Reclassifications

Certain reclassifications are made to prior year amounts whenever necessary to conform with the current year presentation. Certain adjustments have been made to the balances within Note 11: Other Assets and Liabilities for the year ended December 31, 2020 to condense line items of the same nature into a single line.

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

NOTE 3: Disposition of the Hospital Products

On June 30, 2020 (the “Closing Date”), we announced the sale of our portfolio of sterile injectable drugs used in the hospital setting (“Hospital Products”), which included our three commercial products, Akovaz, Bloxiverz and Vazculep, as well as Nouress, to Exela Sterile Medicines LLC (“Exela Buyer”) pursuant to an Asset Purchase Agreement (the “Transaction”).

Pursuant to the Asset Purchase Agreement, the Exela Buyer agreed to pay a total aggregate consideration amount of $42,000, of which $14,500 was paid on the Closing Date and an additional $27,500 was paid in ten equal monthly installments following the Closing Date. During the year ended December 31, 2020, we collected four installment payments, totaling $11,000. We collected the remaining six installment payments, totaling $16,500, during 2021. In connection with the sale of the Hospital Products, the parties also agreed to cause the dismissal of the pending civil litigation related to Nouress in the District Court for the District of Delaware.

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

The unaudited pro forma condensed combined statement of income (loss) for the nine months ended September 30, 2020 included below is being provided for information purposes only and are not necessarily indicative of the results of operations that would have resulted if the Transaction had actually occurred on the date indicated. The pro forma adjustments are based on available information and assumptions that the Company believes are attributable to the sale.

	Unaudited Pro Forma Condensed Combined Statement of Income (Loss)
	Nine Months Ended September 30, 2020
	As Reported	Pro Forma Adjustments	Notes	Pro Forma

Product sales	$22,334	$(22,175)	(a)	$159
Total operating expense	2,259	(8,489)	(b)	(6,230)
Operating income (loss)	20,075	(13,686)		6,389
Income (loss) before income taxes	$9,048	$(13,251)	(c)	$(4,203)

Adjustments to the pro forma unaudited condensed combined statements of income (loss)

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

There were no deferred contract costs at September 30, 2021 or December 31, 2020.

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
The following table summarizes the financial instruments measured at fair value on a recurring basis classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the accompanying unaudited condensed consolidated balance sheets:

	As of September 30, 2021			As of December 31, 2020
Fair Value Measurements:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Marketable securities (see Note 6)
Mutual and money market funds	$88,568	$—	$—	$104,672	$—	$—
Corporate bonds	—	19,071	—	—	22,155	—
Government securities - U.S.	—	13,462	—	—	18,999	—
Other fixed-income securities	—	1,823	—	—	3,854	—
Total assets	$88,568	$34,356	$—	$104,672	$45,008	$—

A review of fair value hierarchy classifications is conducted on a quarterly basis.  Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. During the periods ended September 30, 2021 and December 31, 2020, respectively, there were no transfers in and out of Level 1, 2, or 3. During the three and nine months ended September 30, 2021 and 2020, respectively, we did not recognize any allowances for credit losses.

Some of the Company’s financial instruments, such as cash and cash equivalents and accounts payable, are reflected in the balance sheet at carrying value, which approximates fair value due to their short-term nature.

Debt

We estimate the fair value of our $143,750 aggregate principal amount of the 2023 Notes based on interest rates that would be currently available to the Company for issuance of similar types of debt instruments with similar terms and remaining maturities or recent trading prices obtained from brokers (a Level 2 input). The estimated fair value of the 2023 Notes at September 30, 2021 is $166,570.

See Note 9: Long-Term Debt for additional information regarding our debt obligations.

NOTE 6: Marketable Securities
The Company has investments in available-for-sale debt securities which are recorded at fair market value. The change in the fair value of equity investments is recognized in our unaudited condensed consolidated statements of (loss) income and the change in the fair value of available-for-sale debt investments is recorded as other comprehensive loss in shareholders’ equity, net of income tax effects. As of September 30, 2021, we considered any decreases in fair value on our marketable securities to be driven by factors other than credit risk, including market risk.
The following tables show the Company’s available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category as of September 30, 2021 and December 31, 2020, respectively:

	September 30, 2021
Marketable Securities:	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value

Mutual and money market funds	$87,965	$1,083	$(480)	$88,568
Corporate bonds	18,935	168	(32)	19,071
Government securities - U.S.	13,503	64	(105)	13,462
Other fixed-income securities	1,818	7	(2)	1,823
Total	$122,221	$1,322	$(619)	$122,924

	December 31, 2020
Marketable Securities:	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value

Mutual and money market funds	$103,404	$1,288	$(20)	$104,672
Corporate bonds	21,811	350	(6)	22,155
Government securities - U.S.	18,849	155	(5)	18,999
Other fixed-income securities	3,839	22	(7)	3,854
Total	$147,903	$1,815	$(38)	$149,680
We determine realized gains or losses on the sale of marketable securities on a specific identification method. We reflect these gains and losses as a component of investment and other income (expense), net in the accompanying unaudited condensed consolidated statements of (loss) income.
We recognized gross realized gains of $22 and $136 for the three months ended September 30, 2021 and 2020, respectively. These realized gains were offset by realized losses of $66 and $8 for the three months ended September 30, 2021 and 2020, respectively. We recognized gross realized gains of $74 and $426 for the nine months ended September 30, 2021 and 2020, respectively. These realized gains were offset by realized losses of $173 and $886 for the nine months ended September 30, 2021 and 2020, respectively.

The following table summarizes the estimated fair value of our investments in marketable debt securities, accounted for as available-for-sale debt securities and classified by the contractual maturity date of the securities as of September 30, 2021:

	Maturities
Marketable Debt Securities:	Less than 1 Year	1-5 Years	5-10 Years	Greater than 10 Years	Total

Corporate bonds	$4,733	$14,012	$326	$—	$19,071
Government securities - U.S.	369	10,915	884	1,294	13,462
Other fixed-income securities	—	1,170	653	—	1,823
Total	$5,102	$26,097	$1,863	$1,294	$34,356

We have classified our investment in available-for-sale marketable debt securities as current assets in the unaudited condensed consolidated balance sheets as the securities need to be available for use, if required, to fund current operations. There are no restrictions on the sale of any securities in our investment portfolio.

Total gross unrealized losses of our available-for-sale debt securities at September 30, 2021 were immaterial. The unrealized losses are driven by factors other than credit risk and have been in an unrealized loss position for less than one year. We do not intend to sell the investments and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases.

NOTE 7: Goodwill and Intangible Assets
The Company’s goodwill is $16,836 at September 30, 2021 and December 31, 2020.

The Company recorded amortization expense related to an amortizable intangible asset that was assumed by the Exela Buyer as part of the disposition of the Hospital Products on June 30, 2020 of $406 for the nine months ended September 30, 2020. Refer to Note 3: Disposition of the Hospital Products. There was no amortization expense recorded during the three and nine months ended September 30, 2021 and the three months ended September 30, 2020.

NOTE 8: Contingent Consideration Payable
Prior to the sale of the Hospital Products on June 30, 2020, we computed the fair value of the contingent consideration using several significant assumptions and when those assumptions changed, due to underlying market conditions, the fair value of these liabilities changed as well. Each of the underlying assumptions used to determine the fair values of these contingent liabilities could, and often did, change based on adjustments in current market conditions, competition and other factors. Prior to the sale of the Hospital Products, these changes had a material impact on our unaudited condensed consolidated statements of (loss) income and balance sheets. As part of the sale of the Hospital Products on June 30, 2020, the Exela Buyer assumed and will pay, perform, satisfy and discharge the liabilities and obligations of Avadel Legacy and the Company under the Deerfield Royalty Agreement. As of September 30, 2021 and December 31, 2020, the balance of the contingent consideration payable is $0.

The following table summarizes changes to the contingent consideration payable, a recurring Level 3 measurement, for the nine-month period ended September 30, 2020:

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

NOTE 9: Long-Term Debt
Long-term debt is summarized as follows:

	September 30, 2021	December 31, 2020
Principal amount of 4.50% exchangeable senior notes due 2023	$143,750	$143,750
Less: unamortized debt discount and issuance costs, net	(1,664)	(15,540)
Net carrying amount of liability component	142,086	128,210
Less: current maturities	—	—
Long-term debt	$142,086	$128,210

Equity component:
Equity component of exchangeable notes, net of issuance costs	$—	$(26,699)

For the three months ended September 30, 2021 and 2020, the total interest expense was $1,929 and $3,259, respectively, with coupon interest expense of $1,617 for each period and the amortization of debt issuance costs and debt discount of $312 and $1,642, respectively.

For the nine months ended September 30, 2021 and 2020, the total interest expense was $5,788 and $9,686, respectively, with coupon interest expense of $4,851 for each period and the amortization of debt issuance costs and debt discount of $937 and $4,835, respectively.

As described in Note 2: Newly Issued Accounting Standards, the Company elected to early adopt ASU 2020-06 as of January 1, 2021 using a modified retrospective method. The adoption resulted in a $12,939 increase in long-term debt and a $26,699 decrease in the equity component of the 2023 Notes.

2023 Notes

On February 16, 2018, Avadel Finance Cayman Limited, a Cayman Islands exempted company and an indirect wholly-owned subsidiary of the Company (the “Issuer”), issued $125,000 aggregate principal amount of 4.50% exchangeable senior notes due 2023 (the “2023 Notes”) in a private placement (the “Offering”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act. In connection with the Offering, the Issuer granted the initial purchasers of the 2023 Notes a 30-day option to purchase up to an additional $18,750 aggregate principal amount of the 2023 Notes, which was fully exercised on February 16, 2018. Net proceeds received by the Company, after issuance costs and discounts of $6,190, were approximately $137,560. The 2023 Notes are the Company’s senior unsecured obligations and rank equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness and effectively junior to any of the Company’s existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness.

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

NOTE 10: Income Taxes

The income tax benefit was $5,101 for the three months ended September 30, 2021 resulting in an effective tax rate of 18.8%. The income tax benefit was $5,040 for the three months ended September 30, 2020 resulting in an effective tax rate of 30.1%. The decrease in the effective tax rate for the three months ended September 30, 2021, when compared to the same period in 2020, is primarily attributable to a change in the mix of losses in our foreign entities.

The income tax benefit was $11,473 for the nine months ended September 30, 2021 resulting in an effective tax rate of 17.3%. The income tax benefit was $9,258 for the nine months ended September 30, 2020 resulting in an effective tax rate of (102.3)%. The net increase in the effective income tax rate for the nine months ended September 30, 2021 as compared to the prior period in 2020 is primarily due to the discrete tax benefits recognized during the nine months ended September 30, 2020 under the Coronavirus Aid, Relief and Economic Security Act, also known as the CARES Act, which did not occur during the nine months ended September 30, 2021.

NOTE 11: Other Assets and Liabilities
Various other assets and liabilities are summarized as follows:

Prepaid Expenses and Other Current Assets:	September 30, 2021	December 31, 2020

Income tax receivable	$18,789	$18,615
Prepaid and other expenses	2,787	1,018
Other	382	798
Guarantee from Armistice	276	318
Short-term deposit	—	1,477
Receivable from Exela (see Note 3)	—	16,500
Total	$22,234	$38,726

Other Non-Current Assets:	September 30, 2021	December 31, 2020

Deferred tax assets	$29,798	$18,256
Right of use assets at contract manufacturing organizations	7,071	5,201
Guarantee from Armistice	841	1,050
Other	388	432
Total	$38,098	$24,939

Accrued Expenses	September 30, 2021	December 31, 2020

Accrued professional fees	$4,661	$2,781
Accrued compensation	2,403	1,697
Accrued outsource contract costs	909	473
Customer allowances	722	1,030
Accrued restructuring (see Note 12)	43	520
Total	$8,738	$6,501

Other Current Liabilities:	September 30, 2021	December 31, 2020

Accrued interest	$1,078	$2,695
Guarantee to Deerfield	277	319
Other	116	160
Due to Exela	—	2,026
Total	$1,471	$5,200

Other Non-Current Liabilities:	September 30, 2021	December 31, 2020

Tax liabilities and other	$3,155	$3,159
Guarantee to Deerfield	844	1,053
Total	$3,999	$4,212

NOTE 12: Restructuring Costs
2019 French Restructuring
During the second quarter of 2019, the Company initiated a plan to substantially reduce all of its workforce at its Vénissieux, France site (“2019 French Restructuring”). This reduction was part of an effort to align the Company’s cost structure with our ongoing and future planned projects. The reduction in workforce was completed during 2020. Restructuring (income) charges associated with this plan recognized during the three and nine months ended September 30, 2021 and 2020 were immaterial.
The following table sets forth activities for the Company’s cost reduction plan obligations as of September 30, 2021:

2019 French Restructuring Obligation:	2021

Balance of restructuring accrual at January 1,	$248
Income for employee severance, benefits and other costs	(122)
Payments	(76)
Foreign currency impact	(7)
Balance of restructuring accrual at September 30,	$43

The 2019 French Restructuring liabilities of $43 are included in the unaudited condensed consolidated balance sheet in accrued expenses at September 30, 2021.

2019 Corporate Restructuring

During the first quarter of 2019, the Company announced a plan to reduce its corporate workforce by more than 50% (“2019 Corporate Restructuring”). The reduction in workforce was primarily a result of the exit of Noctiva during the first quarter of 2019, as well as an effort to better align the Company’s remaining cost structure at our U.S. and Ireland locations with our ongoing and future planned projects. The reduction in workforce was completed during 2020. The restructuring charges associated with this plan recognized during the three and nine months ended September 30, 2021 and 2020 were immaterial.

During 2021, the Company paid $272 for its cost reduction plan obligations and has no remaining obligation for the 2019 Corporate Restructuring plan as of September 30, 2021.

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

A reconciliation of basic and diluted net (loss) income per share, together with the related shares outstanding in thousands is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Net (Loss) Income Per Share:	2021	2020	2021	2020

Net (loss) income	$(22,002)	$(11,703)	$(55,028)	$18,306

Weighted average shares:
Basic shares	58,585	58,213	58,506	51,206
Effect of dilutive securities—employee and director equity awards outstanding, preferred shares and 2023 Notes	—	—	—	1,643
Diluted shares	58,585	58,213	58,506	52,849

Net (loss) income per share - basic	$(0.38)	$(0.20)	$(0.94)	$0.36
Net (loss) income per share - diluted	$(0.38)	$(0.20)	$(0.94)	$0.35

Potential ordinary shares of 15,684 and 15,969 were excluded from the calculation of weighted average shares for the three months ended September 30, 2021 and 2020, respectively, and potential ordinary shares of 15,497 and 15,789 were excluded from the calculation of weighted average shares for the nine months ended September 30, 2021 and 2020, respectively, because either their effect was considered to be anti-dilutive or they were related to shares from PSUs for which the contingent vesting condition had not been achieved. For the three and nine months ended September 30, 2021 and for the three months ended September 30, 2020, the effects of dilutive securities were entirely excluded from the calculation of net loss per share as a net loss was reported in these periods.

NOTE 14: Comprehensive Loss
The following table shows the components of accumulated other comprehensive loss for the three and nine months ended September 30, 2021 and 2020, respectively, net of tax effects:

	Three Months Ended September 30,		Nine Months Ended September 30,
Accumulated Other Comprehensive Loss:	2021	2020	2021	2020

Foreign currency translation adjustment:
Beginning balance	$(23,229)	$(23,733)	$(22,627)	$(23,738)
Net other comprehensive (loss) income	(237)	534	(839)	539
Balance at September 30,	$(23,466)	$(23,199)	$(23,466)	$(23,199)

Unrealized gain on marketable debt securities, net
Beginning balance	$879	$1,215	$1,576	$932
Net other comprehensive (loss) income, net of income tax (benefit) provision of $(59), $1 $(220) and $131, respectively	(157)	66	(854)	349
Balance at September 30,	$722	$1,281	$722	$1,281
Accumulated other comprehensive loss at September 30,	$(22,744)	$(21,918)	$(22,744)	$(21,918)
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

On June 30, 2020, we sold the Hospital Products. See Note 3: Disposition of the Hospital Products. The following table presents a summary of total product sales by these products for the nine months ended September 30, 2020. The Company had no revenue during the three and nine months ended September 30, 2021 and the three months ended September 30, 2020:

Nine Months Ended September 30,
Product Sales by Product:	2020

Bloxiverz	$2,201
Vazculep	10,429
Akovaz	9,545
Other	159
Total product sales	$22,334

NOTE 16: Commitments and Contingencies
Litigation
The Company is subject to potential liabilities generally incidental to our business arising out of present and future lawsuits and claims related to product liability, personal injury, contract, commercial, intellectual property, tax, employment, compliance and other matters that arise in the ordinary course of business. The Company accrues for potential liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. At September 30, 2021 and December 31, 2020, there were no contingent liabilities with respect to any litigation, arbitration or administrative or other proceeding that are reasonably likely to have a material adverse effect on the Company’s unaudited condensed consolidated financial position, results of operations, cash flows or liquidity.

First Complaint

On May 12, 2021, Jazz Pharmaceuticals, Inc. (“Jazz”) filed a formal complaint (the “First Complaint”) initiating a lawsuit in the United States District Court for the District of Delaware (the “Court”) against Avadel Pharmaceuticals plc, Avadel US Holdings, Inc., Avadel Management Corporation, Avadel Legacy Pharmaceuticals, LLC, Avadel Specialty Pharmaceuticals, LLC, and Avadel CNS Pharmaceuticals, LLC (collectively, the “Avadel Parties”). In the First Complaint, Jazz alleges the sodium oxybate product (“Proposed Product”) described in the NDA owned by Avadel CNS Pharmaceuticals, LLC will infringe at least one claim of US Patent No. 8731963, 10758488, 10813885, 10959956 and/or 10966931 (collectively, the “patents-in-suit”). The First Complaint further includes typical relief requests such as preliminary and permanent injunctive relief, monetary damages and attorneys’ fees, costs and expenses.

On June 3, 2021, the Avadel Parties timely filed their Answer and Counterclaims (the “Avadel Answer”) with the Court in response to the First Complaint. The Avadel Answer generally denies the allegations set forth in the First Complaint, includes numerous affirmative defenses (including, but not limited to, non-infringement and invalidity of the patents-in-suit), and asserts a number of counterclaims seeking i) a declaratory judgment of non-infringement of each patent-in-suit, and ii) a declaratory judgment of invalidity of each patent-in-suit.

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

On July 30, 2021, the Court issued a scheduling order establishing timing for litigation events including i) a claim construction hearing date of August 2, 2022, and ii) a trial date of October 30, 2023.

On October 18, 2021, consistent with the scheduling order, Jazz filed a status update with the Court indicating that Jazz did not intend to file a preliminary injunction with the Court at this time. Jazz further indicated that it would provide the Court with an update regarding whether preliminary injunction proceedings may be necessary after receiving further information regarding the FDA’s action on Avadel’s NDA.

Second Complaint

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

On October 22, 2021, the Court issued an oral order stating that this case should proceed on the same schedule as the case filed on May 12, 2021.

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

In connection with our February 2018 divestiture of our pediatric assets, we guaranteed to Deerfield the quarterly royalty payment of 15% on net sales of the FSC products through February 6, 2026 (“FSC Product Royalties”), in an aggregate amount of up to approximately $10,300. Given our explicit guarantee to Deerfield, the Company recorded the guarantee in accordance with ASC 460. The balance of this guarantee liability was $1,121 at September 30, 2021. This liability is being amortized proportionately based on undiscounted cash outflows through the remainder of the contract with Deerfield.

Armistice Guarantee

In connection with our February 2018 divestiture of the pediatric assets, Armistice Capital Master Fund, Ltd., the majority shareholder of Cerecor, guaranteed to us the FSC Product Royalties. The Company recorded the guarantee in accordance with ASC 460. The balance of this guarantee asset was $1,117 at September 30, 2021. This asset is being amortized proportionately based on undiscounted cash outflows through the remainder of the contract with Deerfield.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

NOTE 17: Subsequent Events
On October 15, 2021, we announced that the FDA informed us that the review of our NDA for FT218 was ongoing beyond its previously assigned target action date.

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
Overview
General Overview
Avadel Pharmaceuticals plc (Nasdaq: AVDL) (“Avadel,” the “Company,” “we,” “our,” or “us”) is a biopharmaceutical company. Our lead product candidate, FT218, is an investigational once-nightly, extended-release formulation of sodium oxybate for the treatment of excessive daytime sleepiness (“EDS”) and cataplexy in adults with narcolepsy. We are primarily focused on the development and potential United States (“U.S.”) Food and Drug Administration (“FDA”) approval of FT218. In December 2020, we submitted a New Drug Application (“NDA”) to the FDA for FT218 to treat excessive daytime sleepiness and cataplexy in adults with narcolepsy. In February 2021, the NDA for FT218 was accepted by the FDA and was assigned a Prescription Drug User Fee Act (“PDUFA”) target action date of October 15, 2021. On October 15, 2021, we announced that the FDA informed us that the review of our NDA for FT218 was ongoing beyond its previously assigned target action date.

Outside of our lead product candidate, we continue to evaluate opportunities to expand our product portfolio. As of September 30, 2021, we do not have any approved or commercialized products in our portfolio.

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

On December 16, 2020, we announced the submission of our NDA to the FDA for FT218. On February 26, 2021, the FDA notified us of formal acceptance of the NDA and assigned PDUFA target action date of October 15, 2021. On October 15, 2021, we announced that the FDA informed us that the review of our NDA for FT218 was ongoing beyond its previously assigned target action date.

We conducted a Phase 3 clinical trial of FT218, the REST-ON trial, which was a randomized, double-blind, placebo-controlled study that enrolled 212 patients who received at least one dose of FT218 or placebo, and was conducted in clinical sites in the U.S., Canada, Western Europe and Australia. The last patient, last visit was completed at the end of the first quarter of 2020 and positive top line data from the REST-ON trial was announced on April 27, 2020. Patients who received 9 g of once-nightly FT218, the highest dose administered in the trial, demonstrated a statistically significant and clinically meaningful improvement compared to placebo across the three co-primary endpoints of the trial: maintenance of wakefulness test, or MWT, clinical global impression-improvement, or CGI-I, and mean weekly cataplexy attacks. The lower doses assessed, 6 g and 7.5 g also demonstrated a statistically significant and clinically meaningful improvement on all three co-primary endpoints compared to placebo. We observed the 9 g dose of once-nightly FT218 to be generally well tolerated. Adverse reactions commonly associated with sodium oxybate were observed in a small number of patients (nausea 1.3%, vomiting 5.2%, decreased appetite 2.6%, dizziness 5.2%, somnolence 3.9%, tremor 1.3% and enuresis 9%), and 3.9% of the patients who received 9 g of FT218 discontinued the trial due to adverse reactions.

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

Additional data supportive of the efficacy findings in REST-ON were presented at the annual meeting of the 35th Annual Meeting of the Associated Professional Sleep Societies, a joint meeting of the American Academy of Sleep Medicine and the Sleep Research Society, also known as SLEEP 2021, beginning June 10, 2021. New data included post-hoc analyses demonstrating endpoints improvements, regardless of concomitant stimulant use, in both narcolepsy Type 1 or Type 2. Additionally, a post-hoc analysis showed that FT218 was associated with decreased body mass index compared to placebo, which may be relevant as people with narcolepsy often have co-morbid obesity. In August, the primary results from the REST-ON trial were published by Kushida et al. in the journal SLEEP. New data was presented at the American College of Chest Physicians annual meeting, beginning October 17, 2021, including additional post-hoc analyses from the REST-ON trial, demonstrating a greater proportion of patients receiving FT218 experienced reductions in weekly cataplexy attacks and improvement in mean sleep latency compared to placebo, as well as the results of a discrete choice experiment, indicating that the overall driver of patient preference between sodium oxybate treatments is a once-nightly, versus twice-nightly, formulation.

We believe FT218 has the potential to demonstrate improved dosing compliance, safety and patient satisfaction over the current standards of care for EDS and cataplexy in patients with narcolepsy, which are twice-nightly oxybate formulations. If approved, we believe FT218 has the potential to take a significant share of the oxybate market. The current market size for the twice-nightly administration of oxybate products is an estimated $1.8 billion annually.

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

•Net Loss from Operations in 2021: We sold our Hospital Products at June 30, 2020 and no longer generate revenue. We will incur substantial expenses to further the clinical development of and continue our preparations for the commercial launch of FT218, if approved.

Impact of COVID-19

Since early 2020, we have seen the profound impact that the ongoing coronavirus (“COVID-19”) pandemic is having on human health, the global economy and society at large. We have continued to actively monitor the COVID-19 pandemic and have taken measures to mitigate the potential impacts to our employees and business, such as continuing to offer a work from home policy. We believe the impact of COVID-19 and measures to prevent its spread could impact our business in a number of ways, including: i) possibly delaying any remaining development activities for FT218, the FDA review timeline of FT218, and/or our ongoing RESTORE open-label extension/switch study, ii) disruptions to our supply chain and third parties; iii) requiring our employees to work from home for an extended period of time; and iv) hindering sales efforts for FT218, if approved. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, access to sources of liquidity and financial condition. Despite progress in vaccination efforts, future developments and impact on our operations remain uncertain and cannot be predicted with confidence, including the duration of the COVID-19 pandemic, new strains of the virus, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or we, may direct, which may result in extending continued business disruptions.

Financial Highlights

Highlights of our consolidated results for the three and nine months ended September 30, 2021 are as follows:
•Revenue was $0 for the three and nine months ended September 30, 2021, compared to $0 and $22,334 in the same periods last year, respectively. The year over year decrease for the comparative nine month periods was the result of the sale of the Hospital Products on June 30, 2020.
•Operating loss was $25,663 and $62,410 for the three and nine months ended September 30, 2021, respectively, compared to operating loss of $13,697 for the three months ended September 30, 2020 and operating income of $20,075 and for the nine months ended September 30, 2020. Operating income for the nine months ended September 30, 2020 was driven by the sale of the Hospital Products on June 30, 2020.
•Net loss was $22,002 and $55,028 for the three and nine months ended September 30, 2021, respectively, compared to net loss of $11,703 and net income of $18,306 in the same period last year, respectively.
•Diluted net loss per share was $(0.38) and $(0.94) for the three and nine months ended September 30, 2021, respectively, compared to diluted net loss per share of $(0.20) and diluted net income per share of $0.35 in the same period last year, respectively.
•Cash and marketable securities decreased $40,309 to $181,093 at September 30, 2021, from $221,402 at December 31, 2020. The decrease in cash was driven primarily by cash used for operating expenses of approximately $50,000, approximately $6,470 of interest payments, and approximately $2,850 for the purchase of raw materials used for FT218 pre-NDA approval activities. Cash spend was offset by $14,500 of net cash received from Exela and approximately $4,500 related to research and development tax credits and other refunds.

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

Results of Operations
The following is a summary of our financial results (in thousands, except per share amounts) for the three months ended September 30, 2021 and 2020, respectively:

	Three Months Ended September 30,		Change
			2021 vs. 2020
Comparative Statements of Loss	2021	2020	$	%

Operating expenses:
Research and development expenses	4,380	5,569	(1,189)	(21.4)%
Selling, general and administrative expenses	21,283	8,423	12,860	152.7%
Changes in fair value of contingent consideration	—	(69)	69	100.0%
Restructuring income	—	(226)	226	100.0%
Total operating expense	25,663	13,697	11,966	87.4%
Operating loss	(25,663)	(13,697)	(11,966)	(87.4)%
Investment and other income (expense), net	489	213	276	129.6%
Interest expense	(1,929)	(3,259)	1,330	40.8%
Loss before income taxes	(27,103)	(16,743)	(10,360)	(61.9)%
Income tax benefit	(5,101)	(5,040)	(61)	(1.2)%
Net loss	$(22,002)	$(11,703)	$(10,299)	(88.0)%
Net loss per share - diluted	$(0.38)	$(0.20)	$(0.18)	(90.0)%

The following is a summary of our financial results (in thousands, except per share amounts) for the nine months ended September 30, 2021 and 2020, respectively:

	Nine Months Ended September 30,		Change
			2021 vs. 2020
Comparative Statements of (Loss) Income	2021	2020	$	%

Product sales	$—	$22,334	$(22,334)	(100.0)%
Operating expenses:
Cost of products	—	5,742	(5,742)	(100.0)%
Research and development expenses	14,994	15,156	(162)	(1.1)%
Selling, general and administrative expenses	47,469	23,431	24,038	102.6%
Intangible asset amortization	—	406	(406)	(100.0)%
Changes in fair value of contingent consideration	—	3,327	(3,327)	(100.0)%
Gain on sale of Hospital Products	—	(45,760)	45,760	100.0%
Restructuring income	(53)	(43)	(10)	(23.3)%
Total operating expense	62,410	2,259	60,151	2,662.7%
Operating (loss) income	(62,410)	20,075	(82,485)	(410.9)%
Investment and other income (expense), net	1,531	(906)	2,437	269.0%
Interest expense	(5,788)	(9,686)	3,898	40.2%
Gain from release of certain liabilities	166	—	166	100.0%
Other expense - changes in fair value of contingent consideration payable	—	(435)	435	100.0%
(Loss) income before income taxes	(66,501)	9,048	(75,549)	(835.0)%
Income tax benefit	(11,473)	(9,258)	(2,215)	(23.9)%
Net (loss) income	$(55,028)	$18,306	$(73,334)	(400.6)%
Net (loss) income per share - diluted	$(0.94)	$0.35	$(1.29)	(368.6)%

On June 30, 2020, we announced the sale of the Hospital Products, including our three commercial products, Akovaz, Bloxiverz and Vazculep, as well as Nouress, to the Exela Buyer. As a result of the sale, the Company no longer recorded revenue, cost of products, intangible amortization and changes to the fair value of the contingent consideration related to these products subsequent to the Closing Date.

	Three Months Ended September 30,		Change
			2021 vs. 2020
Research and Development Expenses:	2021	2020	$	%

Research and development expenses	$4,380	$5,569	$(1,189)	(21.4)%

Research and development expenses decreased $1,189 or 21.4% during the three months ended September 30, 2021 as compared to the same period in 2020. This decrease was driven by lower clinical studies expense as well as lower purchases of active pharmaceutical ingredients used in the research and development of FT218 during the current period when compared to the prior comparable period.

	Nine Months Ended September 30,		Change
			2021 vs. 2020
Research and Development Expenses:	2021	2020	$	%

Research and development expenses	$14,994	$15,156	$(162)	(1.1)%

Research and development expenses decreased $162 or 1.1% during the nine months ended September 30, 2021 as compared to the same period in 2020. This decrease was driven by lower clinical studies expense due to the completion of the FT218 clinical study during the nine months ended September 30, 2020, offset by higher pre-NDA approval activities.

	Three Months Ended September 30,		Change
			2021 vs. 2020
Selling, General and Administrative Expenses:	2021	2020	$	%

Selling, general and administrative expenses	$21,283	$8,423	$12,860	152.7%

Selling, general and administrative (“SG&A”) expenses increased $12,860 or 152.7% during the three months ended September 30, 2021 as compared to the same prior year period, driven by the Company’s continued commercial preparations and launch readiness activities for potential approval of FT218. These activities included an increase in marketing and market research costs of approximately $4,400, an increase in other launch planning and preparation activities totaling $1,400 and an increase in patient education costs of approximately $400. Compensation costs increased by approximately $3,600 due to an increase in headcount, primarily in commercial and medical affairs. Legal, other professional fees and insurance costs increased by approximately $2,700.

	Nine Months Ended September 30,		Change
			2021 vs. 2020
Selling, General and Administrative Expenses:	2021	2020	$	%

Selling, general and administrative expenses	$47,469	$23,431	$24,038	102.6%

SG&A expenses increased $24,038 or 102.6% during the nine months ended September 30, 2021 as compared to the same prior year period, driven by the Company’s continued commercial preparations and launch readiness activities for potential approval of FT218. These activities included an increase in marketing and market research activities of approximately $8,300, and an increase in other launch planning and preparation activities totaling approximately $3,600. Compensation costs increased by approximately $6,800 due to an increase in headcount, primarily in commercial and medical affairs. Legal, other professional fees and insurance costs increased by approximately $4,800.

	Three Months Ended September 30,		Change
			2021 vs. 2020
Investment and Other Income (Expense), net	2021	2020	$	%

Investment and other income (expense), net	$489	$213	$276	129.6%

Investment and other income (expense), net increased for the three months ended September 30, 2021 when compared to the same period in the prior year driven by higher foreign currency gains.

	Nine Months Ended September 30,		Change
			2021 vs. 2020
Investment and Other Income (Expense), net	2021	2020	$	%

Investment and other income (expense), net	$1,531	$(906)	$2,437	269.0%

Investment and other income (expense), net increased for the nine months ended September 30, 2021 when compared to the same period in the prior year driven by an $800 legal settlement related to a bankruptcy claim recognized in the prior period, higher foreign currency gains of approximately $700, higher interest income of approximately $600 and lower realized losses on our marketable securities of approximately $400.

	Three Months Ended September 30,		Change
			2021 vs. 2020
Interest Expense	2021	2020	$	%

Interest expense	$1,929	$3,259	$(1,330)	(40.8)%

Interest expense of $1,929 and $3,259 for the three months ended September 30, 2021 and 2020, respectively, is related to interest on the 2023 Notes. Included in these amounts are coupon interest expense of $1,617 for each period and the amortization of debt issuance costs of $312 and $250 for the three months ended September 30, 2021 and 2020, respectively. Prior period interest expense also included amortization of a debt discount of $1,392, which is no longer recognized upon our adoption of ASU 2020-06. See Note 9: Long Term Debt to our unaudited condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for further details for further details.

	Nine Months Ended September 30,		Change
			2021 vs. 2020
Interest Expense	2021	2020	$	%

Interest expense	$5,788	$9,686	$(3,898)	(40.2)%

Interest expense of $5,788 and $9,686 for the nine months ended September 30, 2021 and 2020, respectively, is related to interest on the 2023 Notes. Included in these amounts are coupon interest expense of $4,851 for each period and the amortization of debt issuance costs of $937 and $744 for the nine months ended September 30, 2021 and 2020, respectively. Prior period interest expense also included amortization of a debt discount of $4,091, which is no longer recognized upon our adoption of ASU 2020-06. See Note 9: Long Term Debt to our unaudited condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for further details for further details.

	Three Months Ended September 30,		Change
			2021 vs. 2020
Income Tax Benefit:	2021	2020	$	%

Income tax benefit	$(5,101)	$(5,040)	$(61)	(1.2)%
Percentage of (loss) income before income taxes	18.8%	30.1%

The income tax benefit was $5,101 for the three months ended September 30, 2021 resulting in an effective tax rate of 18.8%. The income tax benefit was $5,040 for the three months ended September 30, 2020 resulting in an effective tax rate of 30.1%. The decrease in the effective tax rate for the three months ended September 30, 2021, when compared to the same period in 2020, is primarily attributable to a change in the mix of losses in our foreign entities.

	Nine Months Ended September 30,		Change
			2021 vs. 2020
Income Tax Benefit:	2021	2020	$	%

Income tax benefit	$(11,473)	$(9,258)	$(2,215)	(23.9)%
Percentage of (loss) income before income taxes	17.3%	(102.3)%

The income tax benefit was $11,473 for the nine months ended September 30, 2021 resulting in an effective tax rate of 17.3%. The income tax benefit was $9,258 for the nine months ended September 30, 2020 resulting in an effective tax rate of (102.3)%. The net increase in the effective income tax rate for the nine months ended September 30, 2021 as compared to the prior period in 2020 is primarily due to the discrete tax benefits recognized during the nine months ended September 30, 2020 under the Coronavirus Aid, Relief and Economic Security Act, also known as the CARES Act, which did not occur during the nine months ended September 30, 2021.

Liquidity and Capital Resources
The Company’s cash flows from operating, investing and financing activities, as reflected in the unaudited condensed consolidated statements of cash flows, are summarized in the following table:

	Nine Months Ended September 30,		Change
			2021 vs. 2020
Net cash (used in) provided by:	2021	2020	$	%

Operating activities	$(54,804)	$(29,609)	$(25,195)	(85.1)%
Investing activities	41,609	(76,962)	118,571	154.1%
Financing activities	263	179,500	(179,237)	(99.9)%

Operating Activities

Net cash used in operating activities was $54,804 and $29,609 for the nine months ended September 30, 2021 and 2020, respectively. Net cash used in operating activities for the nine months ended September 30, 2021 was driven by net loss of $55,028 and non-cash adjustments of $2,793, offset by favorable changes in working capital of $3,017. For the nine months ended September 30, 2020, net cash used in operating activities was driven by net income of $18,306 and favorable non-cash adjustments of $7,323, offset by the $45,760 gain recorded for the sale of the Hospital Products and a $9,478 unfavorable change in working capital. The year over year change in working capital is driven by the sale of the Hospital Products on June 30, 2020, as well as increased accrued expenses in 2021 as a result of the Company’s commercial preparations and launch readiness activities for potential approval of FT218.

Investing Activities

Net cash provided by investing activities was $41,609 for the nine months ended September 30, 2021 and net cash used in investing activities was $76,962 for the nine months ended September 30, 2020. Net cash provided by investing activities for the nine months ended September 30, 2021 was driven by proceeds from the disposition of the Hospital Products of $16,500, as well as net proceeds received from the excess of sales over purchases of marketable securities of $25,135. Net cash used in investing activities for the nine months ended September 30, 2020 was driven by net purchases of marketable securities of $94,179, partially offset by the proceeds from the disposition of the Hospital Products of $17,250.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2021 was $263 related to proceeds from stock option exercises and employee stock purchase plan (“ESPP”) issuances. Net cash provided by financing activities for the nine months ended September 30, 2020 of $179,500 is driven by the February 2020 private placement and May 2020 public offering that resulted in net proceeds of $60,570 and $116,924, respectively, as well as stock option exercises and ESPP issuances of $2,006.

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

Cash, cash equivalent and marketable security balances as of September 30, 2021 and unused financing sources are expected to provide us with the flexibility to meet our liquidity needs in 2021, including its operating requirements related to the development of FT218.

Other Matters
Litigation
The Company is subject to potential liabilities generally incidental to our business arising out of present and future lawsuits and claims related to product liability, personal injury, contract, commercial, intellectual property, tax, employment, compliance and other matters that arise in the ordinary course of business. The Company accrues for potential liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. At September 30, 2021 and December 31, 2020, there were no contingent liabilities with respect to any litigation, arbitration or administrative or other proceeding that are reasonably likely to have a material adverse effect on the Company’s unaudited condensed consolidated financial position, results of operations, cash flows or liquidity.

First Complaint

On May 12, 2021, Jazz Pharmaceuticals, Inc. (“Jazz”) filed a formal complaint (the “First Complaint”) initiating a lawsuit in the United States District Court for the District of Delaware (the “Court”) against Avadel Pharmaceuticals plc, Avadel US Holdings, Inc., Avadel Management Corporation, Avadel Legacy Pharmaceuticals, LLC, Avadel Specialty Pharmaceuticals, LLC, and Avadel CNS Pharmaceuticals, LLC (collectively, the “Avadel Parties”). In the First Complaint, Jazz alleges the sodium oxybate product (“Proposed Product”) described in the NDA owned by Avadel CNS Pharmaceuticals, LLC will infringe at least one claim of US Patent No. 8731963, 10758488, 10813885, 10959956 and/or 10966931 (collectively, the “patents-in-suit”). The First Complaint further includes typical relief requests such as preliminary and permanent injunctive relief, monetary damages and attorneys’ fees, costs and expenses.

On June 3, 2021, the Avadel Parties timely filed their Answer and Counterclaims (the “Avadel Answer”) with the Court in response to the First Complaint. The Avadel Answer generally denies the allegations set forth in the First Complaint, includes numerous affirmative defenses (including, but not limited to, non-infringement and invalidity of the patents-in-suit), and asserts a number of counterclaims seeking i) a declaratory judgment of non-infringement of each patent-in-suit, and ii) a declaratory judgment of invalidity of each patent-in-suit.

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

On July 30, 2021, the Court issued a scheduling order establishing timing for litigation events including i) a claim construction hearing date of August 2, 2022, and ii) a trial date of October 30, 2023.

On October 18, 2021, consistent with the scheduling order, Jazz filed a status update with the Court indicating that Jazz did not intend to file a preliminary injunction with the Court at this time. Jazz further indicated that it would provide the Court with an update regarding whether preliminary injunction proceedings may be necessary after receiving further information regarding the FDA’s action on Avadel’s NDA.

Second Complaint

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

On October 22, 2021, the Court issued an oral order stating that this case should proceed on the same schedule as the case filed on May 12, 2021.

Material Commitments and Contractual Obligations

Disclosures regarding material commitments and contractual obligations are included in Part II, Item 7 of the Company’s Form 10-K and updated in Note 16: Commitments and Contingencies to the Company’s unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report is incorporated by reference herein.

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

ITEM 4.    CONTROLS AND PROCEDURES.
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2021, the end of the period covered by this quarterly report on Form 10-Q.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on their evaluation, as of the end of the period covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of September 30, 2021.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or 15d-15 that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS.
The information contained in Note 16: Commitments and Contingencies to the Company’s unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report is incorporated by reference herein.
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

Although our lead product candidate, FT218, obtained orphan drug designation for the treatment of narcolepsy from the FDA in January 2018, there is no guarantee that we will obtain approval or orphan drug exclusivity for FT218. Orphan drug designation does not give a product candidate any advantage in, or shorten the timeline for, the FDA regulatory review and approval process. In addition, because FT218 would not be the first sodium oxybate product to be approved for the treatment of narcolepsy, we must demonstrate that FT218 is clinically superior to any previously approved same drug in order to obtain orphan drug exclusivity for FT218, and we may be required to demonstrate clinical superiority for the approval and exclusivity of other product candidates in the future. Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Moreover, any orphan drug exclusive marketing rights may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantity of the drug to meet the needs of patients with the particular rare disease or condition. The FDA may reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

Our product candidate and future product candidates will generally be subject to regulatory approval. If we or our pharmaceutical and biotechnology company partners do not obtain such approvals, or if such approvals are delayed, our ability to generate future revenues may be adversely affected.

Our lead product candidate, FT218, as well as product candidates we may wish to market in the future, may not gain regulatory approval and reach the commercial market for a variety of reasons. We submitted a 505(b)(2) NDA, for FT218 in December 2020. In February 2021, the FDA assigned the NDA a PDUFA target action date of October 15, 2021 and in October 2021, the FDA notified us that its review of the FT218 NDA was still ongoing.

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

Similarly, although we have submitted a 505(b)(2) NDA for our sodium oxybate candidate and anticipate submitting applications for approval for our development products that rely on existing data to demonstrate safety and effectiveness, the FDA may determine that additional studies particular to our product candidate and future product candidates are necessary. If the FDA requires such additional studies, it would impact development plans for those products.

Changes in law or FDA’s policies during the development period or regulatory review of each submitted new product application, also may delay an approval, result in a narrower approved use or result in rejection of an application. For instance, under the Food and Drug Administration Amendments Act (“FDAAA”), we or our partners may be required to develop Risk Evaluation and Mitigation Strategies (“REMS”) to ensure the safe use of our lead product candidate. If the FDA disagrees with such REMS proposals, it may be more difficult and costly to obtain regulatory approval for our lead product candidate. Similarly, FDAAA provisions may make it more likely that the FDA will refer a marketing application for a new product to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. This review may add to the time for approval, and, although the FDA is not bound by the recommendation of an advisory committee, objections or concerns expressed by an advisory committee may cause the FDA to delay or deny approval.

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

•the FDA may determine that we have identified the wrong listed drug or drugs or that approval of our 505(b)(2) application for our sodium oxybate candidate or future product candidates is blocked by patent or non-patent exclusivity of the listed drug or drugs or of other previously approved drugs with the same conditions of approval as any of our product candidates (as applicable); or

•our product candidate and future product candidates could fail to obtain regulatory approval or, if approved, could fail to achieve market acceptance, could fail to be included within the pricing and reimbursement schemes of the U.S. or EU Member States, or could be precluded from commercialization by proprietary rights of third parties.

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

As of May 26, 2021, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical U.S. and non-U.S. inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to maintain its current pace and approval timelines could be extended due to the ongoing COVID-19 pandemic. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. We cannot guarantee that the FDA will be able to complete any required inspections or take other necessary actions in respect to our product candidate or future product candidates.

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

We currently depend on a single third party manufacturer and a single third party supplier of raw materials related to the development of our product candidate and any interruption of operations of either such provider could significantly delay or have a material adverse effect on our business.

Currently, we use a single supplier of raw materials and a single manufacturer of clinical materials. If FT218 is approved, we anticipate using the same third party manufacturer for commercial supply of FT218. If the supplies or manufacture of these products or materials were interrupted for any reason, including but not limited to, quality issues, natural disasters, labor or civil unrest, global health concerns or pandemics or acts of war or terrorism, the manufacturing and supply of FT218 could be delayed. If the supplies of these materials were interrupted for any reason, our manufacturing of our lead product candidate could be delayed. These delays could be extensive and expensive, especially in situations where a substitution was not readily available or required variations of existing regulatory approvals and certifications or additional regulatory approval. For example, an alternative supplier may be required to pass an inspection by the FDA, EMA or the competent authorities of EU Member States for compliance with current cGMP, requirements before supplying us with product or before we may incorporate that supplier’s ingredients into the manufacturing of our product candidate by our contract, development, and manufacturing organizations (“CDMOs”). Additionally, as a result of any such delays in either the supply or manufacturing, we may be unable to meet our projected needs for clinical supplies to support our activities through commercial manufacturing, if approved, and we may not be able to market or distribute FT218, if approved, on our expected timeline, or at all. Failure to obtain adequate supplies in a timely manner could have a material adverse effect on our business, financial condition and results of operations. While we plan to engage with additional suppliers and manufacturers for the supply of commercial batches for FT218, if approved, there can be no guarantee we will establish appropriate arrangements on acceptable terms, if at all.

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

AVADEL PHARMACEUTICALS PLC
(Registrant)

Date: November 8, 2021	By:	/s/ Gregory J. Divis
Gregory J. Divis
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: November 8, 2021	By:	/s/ Thomas S. McHugh
Thomas S. McHugh
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)