Form 10-Q
period 2022-09-30
AVADEL PHARMACEUTICALS PLC
filed 2022-11-09
CIK 1012477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission File Number: 001-37977

———————
AVADEL PHARMACEUTICALS PLC
(Exact name of registrant as specified in its charter)
———————

Ireland	98-1341933
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

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

At November 7, 2022, 61,778,732 ordinary shares, nominal value $0.01 each, of the Company were outstanding.

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
•Our ability to obtain final regulatory approval and full authorization from the U.S. Food and Drug Administration (“FDA”) to commercialize LUMRYZ, including any delays in a final approval and/or authorization to launch;
•The ability of LUMRYZ, if granted final approval by the FDA, to be successfully commercialized and gain market acceptance;
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
•Our expectations regarding litigation related to LUMRYZ, including the potential delisting of U.S. Patent No. 8731963 from the Orange Book;
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
•The potential impacts of COVID-19, inflation and rising interest rates on our business and future operating results;
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

PART I – FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS
AVADEL PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Operating expenses:
Research and development expenses	$2,933	$4,380	$14,465	$14,994
Selling, general and administrative expenses	14,096	21,283	57,535	47,469
Restructuring (income) expense	(69)	—	3,523	(53)
Total operating expense	16,960	25,663	75,523	62,410
Operating loss	(16,960)	(25,663)	(75,523)	(62,410)
Investment and other income, net	448	489	503	1,531
Interest expense	(3,564)	(1,929)	(9,087)	(5,788)
Gain from release of certain liabilities	—	—	33	166
Loss before income taxes	(20,076)	(27,103)	(84,074)	(66,501)
Income tax provision (benefit)	70	(5,101)	25,940	(11,473)
Net loss	$(20,146)	$(22,002)	$(110,014)	$(55,028)

Net loss per share – basic	$(0.33)	$(0.38)	$(1.85)	$(0.94)
Net loss per share – diluted	(0.33)	(0.38)	(1.85)	(0.94)

Weighted average number of shares outstanding - basic	60,201	58,585	59,359	58,506
Weighted average number of shares outstanding - diluted	60,201	58,585	59,359	58,506

See accompanying notes to unaudited condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net loss	$(20,146)	$(22,002)	$(110,014)	$(55,028)
Other comprehensive loss, net of tax:
Foreign currency translation loss	(647)	(237)	(1,489)	(839)
Net other comprehensive loss, net of income tax benefit of $—, $59, $— and $220, respectively	(934)	(157)	(2,480)	(854)
Total other comprehensive loss, net of tax	(1,581)	(394)	(3,969)	(1,693)
Total comprehensive loss	$(21,727)	$(22,396)	$(113,983)	$(56,721)

See accompanying notes to unaudited condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$60,715	$50,708
Marketable securities	45,760	106,513
Research and development tax credit receivable	2,077	2,443
Prepaid expenses and other current assets	4,670	32,826
Total current assets	113,222	192,490
Property and equipment, net	896	285
Operating lease right-of-use assets	1,947	2,652
Goodwill	16,836	16,836
Research and development tax credit receivable	1,137	1,225
Other non-current assets	11,720	33,777
Total assets	$145,758	$247,265

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current portion of long-term debt	$26,299	$—
Current portion of operating lease liability	1,011	900
Accounts payable	2,479	7,679
Accrued expenses	7,965	7,151
Other current liabilities	3,757	5,270
Total current liabilities	41,511	21,000
Long-term debt	109,934	142,397
Long-term operating lease liability	1,026	1,707
Other non-current liabilities	5,727	3,917
Total liabilities	158,198	169,021

Shareholders’ (deficit) equity:
Preferred shares, nominal value of $0.01 per share; 50,000 shares authorized; 488 issued and outstanding at September 30, 2022 and 488 issued and outstanding at December 31, 2021	5	5
Ordinary shares, nominal value of $0.01 per share; 500,000 shares authorized; 60,885 issued and outstanding at September 30, 2022 and 58,620 issued and outstanding at December 31, 2021	608	586
Additional paid-in capital	572,626	549,349
Accumulated deficit	(557,770)	(447,756)
Accumulated other comprehensive loss	(27,909)	(23,940)
Total shareholders’ (deficit) equity	(12,440)	78,244
Total liabilities and shareholders’ (deficit) equity	$145,758	$247,265
 See accompanying notes to unaudited condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY
(In thousands)
(Unaudited)

	Ordinary shares		Preferred shares		Additional	Accumulated	Accumulated other comprehensive	Total shareholders’
	Shares	Amount	Shares	Amount	paid-in capital	deficit	loss	(deficit) equity
Balance, December 31, 2021	58,620	$586	488	$5	$549,349	$(447,756)	$(23,940)	$78,244
Net loss	—	—	—	—	—	(26,424)	—	(26,424)
Other comprehensive loss	—	—	—	—	—	—	(1,102)	(1,102)
Exercise of stock options	275	3	—	—	1,903	—	—	1,906
Vesting of restricted shares	119	1	—	—	(1)	—	—	—
Employee share purchase plan share issuance	18	—	—	—	103	—	—	103
Share-based compensation expense	—	—	—	—	2,505	—	—	2,505
Balance, March 31, 2022	59,032	$590	488	$5	$553,859	$(474,180)	$(25,042)	$55,232
Net loss	—	—	—	—	—	(63,444)	—	(63,444)
Other comprehensive loss	—	—	—	—	—	—	(1,286)	(1,286)
Vesting of restricted shares	6	—	—	—	—	—	—	—
Change in fair value of October 2023 Notes conversion feature	—	—	—	—	5,508	—	—	5,508
Share-based compensation expense	—	—	—	—	658	—	—	658
Balance, June 30, 2022	59,038	$590	488	$5	$560,025	$(537,624)	$(26,328)	$(3,332)
Net loss	—	—	—	—	—	(20,146)	—	(20,146)
Other comprehensive loss	—	—	—	—	—	—	(1,581)	(1,581)
Exercise of stock options	14	—	—	—	64	—	—	64
Vesting of restricted shares	8	—	—	—	—	—	—	—
Issuance of common stock under at-the-market offering program, net of issuance costs	1,768	17	—	—	10,515	—	—	10,532
Amortization of deferred issuance costs	—	—	—	—	(19)	—	—	(19)
Employee share purchase plan share issuance	57	1	—	—	118	—	—	119
Share-based compensation expense	—	—	—	—	1,923	—	—	1,923
Balance, September 30, 2022	60,885	$608	488	$5	$572,626	$(557,770)	$(27,909)	$(12,440)

AVADEL PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Ordinary shares		Preferred shares		Additional paid-in	Accumulated	Accumulated other comprehensive	Total shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	loss	equity
Balance, December 31, 2020	58,396	$583	488	$5	$566,916	$(384,187)	$(21,051)	$162,266
Impact of the adoption of ASU 2020-06	—	—	—	—	(26,699)	13,760	—	(12,939)
Net loss	—	—	—	—	—	(13,445)	—	(13,445)
Other comprehensive loss	—	—	—	—	—	—	(1,255)	(1,255)
Exercise of stock options	23	—	—	—	106	—	—	106
Vesting of restricted shares	61	1	—	—	(1)	—	—	—
Employee share purchase plan share issuance	8	—	—	—	43	—	—	43
Share-based compensation expense	—	—	—	—	1,728	—	—	1,728
Balance, March 31, 2021	58,488	$584	488	$5	$542,093	$(383,872)	$(22,306)	$136,504
Net loss	—	—	—	—	—	(19,581)	—	(19,581)
Other comprehensive loss	—	—	—	—	—	—	(44)	(44)
Share-based compensation expense	—	—	—	—	2,001	—	—	2,001
Balance, June 30, 2021	58,488	$584	488	$5	$544,094	$(403,453)	$(22,350)	$118,880
Net loss	—	—	—	—	—	(22,002)	—	(22,002)
Other comprehensive loss	—	—	—	—	—	—	(394)	(394)
Exercise of stock options	25	1	—	—	62	—	—	63
Vesting of restricted shares	94	1	—	—	(1)	—	—	—
Employee share purchase plan share issuance	9	—	—	—	51	—	—	51
Share-based compensation expense	—	—	—	—	2,359	—	—	2,359
Balance, September 30, 2021	58,616	$586	488	$5	$546,565	$(425,455)	$(22,744)	$98,957

AVADEL PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(110,014)	$(55,028)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	907	614
Amortization of debt discount and debt issuance costs	4,147	937
Change in deferred taxes	25,916	(11,322)
Share-based compensation expense	5,086	6,088
Gain from release of certain liabilities	(33)	(166)
Other adjustments	1,539	1,056
Net changes in assets and liabilities
Prepaid expenses and other current assets	27,948	(54)
Research and development tax credit receivable	27	3,079
Accounts payable & other current liabilities	(11,629)	(201)
Accrued expenses	4,277	2,421
Other assets and liabilities	(3,109)	(2,228)
Net cash used in operating activities	(54,938)	(54,804)

Cash flows from investing activities:
Purchases of property and equipment	(716)	(26)
Proceeds from the disposition of the hospital products	—	16,500
Proceeds from sales of marketable securities	59,873	83,726
Purchases of marketable securities	(2,334)	(58,591)
Net cash provided by investing activities	56,823	41,609

Cash flows from financing activities:
Payments for debt issuance costs	(4,803)	—
Proceeds from issuance of shares off the at-the-market offering program	10,532	—
Proceeds from stock option exercises and employee share purchase plan	2,192	263
Net cash provided by financing activities	7,921	263

Effect of foreign currency exchange rate changes on cash and cash equivalents	201	(621)

Net change in cash and cash equivalents	10,007	(13,553)
Cash and cash equivalents at January 1,	50,708	71,722
Cash and cash equivalents at September 30,	$60,715	$58,169

Supplemental disclosures of cash flow information:
Interest paid	$9,660	$6,469
Income taxes (refund) paid	$(32,323)	$68

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

Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has a recent history of generating losses and negative cash flows from operations, an accumulated shareholders’ deficit as of the date of these unaudited condensed consolidated financial statements and approximately $60,715 of cash and cash equivalents and $45,760 of marketable securities available for use to fund its operations, debt service and capital requirements. The Company’s ability to generate revenue is expected to start following the launch of LUMRYZ, which is dependent, in part, on final approval of LUMRYZ by the FDA. As of September 30, 2022, the Company has $26,375 aggregate principal amount of its 4.50% exchangeable senior notes due February 2023 (the “February 2023 Notes”) and $117,375 aggregate principal amount of its 4.50% exchangeable senior notes due October 2023 (the “October 2023 Notes”) (together, the “2023 Notes”). The Company does not currently have sufficient available liquidity to repay the outstanding balance of the October 2023 Notes. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these unaudited condensed consolidated financial statements are issued.

In response to these conditions and events, the Company is evaluating various financing strategies to obtain sufficient additional liquidity to meet its operating, debt service and capital requirements for the next twelve months following the date of this Quarterly Report. The potential sources of financing that the Company is evaluating include one or any combination of royalty financing, secured or unsecured debt, convertible debt and equity. In addition, the Company’s financing strategy could also include refinancing or negotiating new terms for the 2023 Notes. The Company also currently has authorized and available the use of its at-the-market offering program (“ATM Program”), described in more detail below, which could provide the Company up to approximately $135,000 (as of September 30, 2022), net of commissions, if fully utilized. While the Company has the ability to utilize the ATM Program, it intends to pursue the other financing strategies described above. Based on the Company’s ability to raise funds through the ATM Program, the Company has determined that it is probable that such proceeds would provide sufficient additional capital to meet the Company’s operating, debt service and capital requirements for the next twelve months following the date of this Quarterly Report. As a result, the Company has concluded that management’s plans are probable of being achieved to alleviate the substantial doubt about the Company’s ability to continue as a going concern.

The sources of financing described above that could be available to the Company and the timing and probability of obtaining sufficient capital depends, in part, on obtaining final FDA approval of LUMRYZ, resolving any legal and regulatory matters that could preclude the Company from launching LUMRYZ and future capital market conditions. If the Company’s current assumptions regarding timing of potential final approval, the timing of the launch of LUMRYZ or if there are any other changes or differences in our current assumptions that negatively impact our financing strategy, the Company may have to further reduce expenditures or significantly delay, scale back or discontinue the development or commercialization of LUMRYZ in order to extend its cash resources.

At-the-Market Offering Program

On February 5, 2020, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) with respect to an ATM Program under which the Company may offer and sell its American Depositary Shares (“ADSs”, and such ADSs sold under the ATM Program, “ATM ADSs”) through Jefferies as its sales agent. The Company agreed to pay Jefferies a commission up to 3.0% of the aggregate gross sales proceeds of such ATM ADSs. The initial aggregate offering price of the ATM Program was up to $50,000 of ADSs pursuant to its prospectus, dated February 14, 2020, included with the Company’s Registration Statement on Form S-3 (File No. 333-236258) (the “2020 Prospectus”). In August 2022, the Company filed an additional prospectus, dated September 12, 2022, included with the Company’s new Registration Statement on Form S-3 (File No. 333-267198) (the “2022 Prospectus”), in order to allocate up to $100,000 in additional ADSs to the ATM Program.

As of September 30, 2022, the Company had issued and sold 1,768 ADSs, resulting in net proceeds to the Company of approximately $10,532, pursuant to the 2020 Prospectus. The Company may offer and sell up to an additional $39,142 of ADSs under the ATM Program that remain available for sale pursuant to the 2020 Prospectus and also up to $100,000 of ADSs available for sale under the ATM Program pursuant to the 2022 Prospectus.

Basis of Presentation. The unaudited condensed consolidated balance sheet as of September 30, 2022, which is derived from the prior year 2021 audited consolidated financial statements, and the interim unaudited condensed consolidated financial statements presented herein, have been prepared in accordance with U.S. GAAP, the requirements of Form 10-Q and Article 10 of Regulation S-X and, consequently, do not include all information or footnotes required by U.S. GAAP for complete financial statements or all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s 2021 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on March 16, 2022.

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

The following table summarizes the financial instruments measured at fair value on a recurring basis classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the accompanying unaudited condensed consolidated balance sheets:

	As of September 30, 2022			As of December 31, 2021
Fair Value Measurements:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Marketable securities (see Note 3)
Mutual and money market funds	$31,481	$—	$—	$78,098	$—	$—
Corporate bonds	—	9,178	—	—	16,479	—
Government securities - U.S.	—	3,458	—	—	9,471	—
Other fixed-income securities	—	1,643	—	—	2,465	—
Total assets	$31,481	$14,279	$—	$78,098	$28,415	$—

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. During the periods ended September 30, 2022 and December 31, 2021, respectively, there were no transfers in and out of Level 3. During the three and nine months ended September 30, 2022 and 2021, respectively, the Company did not recognize any allowances for credit losses.

Some of the Company’s financial instruments, such as cash and cash equivalents and accounts payable, are reflected in the balance sheet at carrying value, which approximates fair value due to their short-term nature.

Debt

The Company estimates the fair value of its $26,375 aggregate principal amount of its February 2023 Notes and its $117,375 aggregate principal amount of its October 2023 Notes based on interest rates that would be currently available to the Company for issuance of similar types of debt instruments with similar terms and remaining maturities or recent trading prices obtained from brokers (a Level 2 input). The estimated fair values of the February 2023 Notes and the October 2023 Notes at September 30, 2022 are $25,584 and $101,970, respectively. See Note 4: Long-Term Debt for additional information regarding the Company’s debt obligations.

NOTE 3: Marketable Securities

The Company has investments in available-for-sale debt securities which are recorded at fair market value. The change in the fair value of available-for-sale debt investments is recorded as accumulated other comprehensive loss in shareholders’ (deficit) equity, net of income tax effects. As of September 30, 2022, the Company considered any decreases in fair value on its marketable securities to be driven by factors other than credit risk, including market risk.

The following tables show the Company’s available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category as of September 30, 2022 and December 31, 2021, respectively:

	September 30, 2022
Marketable Securities:	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value

Mutual and money market funds	$32,922	$220	$(1,661)	$31,481
Corporate bonds	9,885	—	(707)	9,178
Government securities - U.S.	3,827	—	(369)	3,458
Other fixed-income securities	1,691	—	(48)	1,643
Total	$48,325	$220	$(2,785)	$45,760

	December 31, 2021
Marketable Securities:	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value

Mutual and money market funds	$78,331	$813	$(1,046)	$78,098
Corporate bonds	16,478	94	(93)	16,479
Government securities - U.S.	9,530	39	(98)	9,471
Other fixed-income securities	2,473	2	(10)	2,465
Total	$106,812	$948	$(1,247)	$106,513

The Company determines realized gains or losses on the sale of marketable securities on a specific identification method. The Company reflects these gains and losses as a component of investment and other income, net in the accompanying unaudited condensed consolidated statements of loss.

The Company recognized gross realized gains of $64 and $22 for the three months ended September 30, 2022 and 2021, respectively. These realized gains were offset by gross realized losses of $61 and $66 for the three months ended September 30, 2022 and 2021, respectively. We recognized gross realized gains of $372 and $74 for the nine months ended September 30, 2022 and 2021, respectively. These realized gains were offset by gross realized losses of $1,092 and $173 for the nine months ended September 30, 2022 and 2021, respectively.

The following table summarizes the estimated fair value of the Company’s investments in marketable debt securities, accounted for as available-for-sale debt securities and classified by the contractual maturity date of the securities as of September 30, 2022:

	Maturities
Marketable Debt Securities:	Less than 1 Year	1-5 Years	5-10 Years	Greater than 10 Years	Total

Corporate bonds	$1,602	$7,576	$—	$—	$9,178
Government securities - U.S.	—	1,992	600	866	3,458
Other fixed-income securities	—	1,451	192	—	1,643
Total	$1,602	$11,019	$792	$866	$14,279

The Company has classified its investment in available-for-sale marketable debt securities as current assets in the consolidated balance sheets as the securities need to be available for use, if required, to fund current operations. There are no restrictions on the sale of any securities in the Company’s investment portfolio.

The following table shows the gross unrealized losses and fair value of the Company’s available-for-sale debt securities at September 30, 2022. The unrealized losses in the table below are driven by factors other than credit risk. The Company does not intend to sell the investments and it is not more likely than not that it will be required to sell the investments before recovery of their amortized cost bases.

	Less than 12 months		Greater than 12 months		Total
Marketable Debt Securities:	Fair value	Unrealized Losses	Fair value	Unrealized Losses	Fair value	Unrealized Losses
Corporate bonds	$6,264	$440	$2,914	$267	$9,178	$707
Government securities - U.S.	1,042	63	2,416	306	3,458	369
Other fixed-income securities	1,065	17	578	31	1,643	48
Total	$8,371	$520	$5,908	$604	$14,279	$1,124

NOTE 4: Long-Term Debt

Long-term debt is summarized as follows:

	September 30, 2022	December 31, 2021
Principal amount of 4.50% exchangeable senior notes due February 2023	$26,375	$143,750
Principal amount of 4.50% exchangeable senior notes due October 2023	117,375	—
Less: unamortized debt discount and issuance costs, net	(7,517)	(1,353)
Net carrying amount of debt	136,233	142,397
Less: current maturities, net of $76 unamortized debt discount and issuance costs	26,299	—
Long-term debt	$109,934	$142,397

For the three months ended September 30, 2022 and 2021, the total interest expense was $3,564 and $1,929, respectively, with coupon interest expense of $1,646 and $1,617 for each period, respectively, and the amortization of debt issuance costs and debt discount, totaling $1,918 and $312 for each period, respectively.

For the nine months ended September 30, 2022 and 2021, the total interest expense was $9,087 and $5,788, respectively, with coupon interest expense of $4,852 and $4,851 for each period, respectively, and the amortization of debt issuance costs and debt discount of $4,147 and $937 for each period, respectively. Current period interest expense also includes $88 of additional interest expense owed to be in compliance with certain terms of the February 2023 Notes indenture and is not applicable to future periods.

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

On April 5, 2022, the Issuer completed the exchange of $117,375 of its February 2023 Notes for a new series of its October 2023 Notes (the “Exchange Transaction”). The remaining $26,375 aggregate principal amount of the February 2023 Notes were not exchanged and maintain a maturity date of February 1, 2023.

The Company accounted for the October 2023 Notes as a modification to the February 2023 Notes. The Company paid $4,804 in fees to note holders of the October 2023 Notes that are amortized over the remaining term of the October 2023 Notes. The Company paid approximately $5,450 in fees to third parties that were expensed as part of the completed Exchange Transaction. Additionally, the fair value of the unseparated, embedded conversion feature increased by $5,508, which reduced the carrying amount of the convertible debt instrument as an unamortized debt discount, with a corresponding increase in additional paid-in capital. The $5,508 are amortized over the remaining term of the October 2023 Notes as a component of interest expense.

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

February 2023 Notes

Holders of the February 2023 Notes may convert their February 2023 Notes, at their option, prior to the close of business on the business day immediately preceding the maturity date.

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

NOTE 5: Income Taxes

The income tax provision was $70 for the three months ended September 30, 2022 resulting in an effective tax rate of (0.3)%. The income tax benefit was $5,101 for the three months ended September 30, 2021 resulting in an effective tax rate of 18.8%. The change in the effective income tax rate for the three months ended September 30, 2022, as compared to the prior period in 2021, is primarily due to the valuation allowances that were recorded against the net operating losses during the current period.

The income tax provision was $25,940 for the nine months ended September 30, 2022 resulting in an effective tax rate of (30.9)%. The income tax benefit was $11,473 for the nine months ended September 30, 2021 resulting in an effective tax rate of 17.3%. The change in the effective income tax rate for the nine months ended September 30, 2022, as compared to the prior period in 2021, is primarily due to the valuation allowances that were recorded against the deferred tax assets during the current period.

The Company's cumulative loss position was significant negative evidence in assessing the need for a valuation allowance on its deferred tax assets. Given the weight of objectively verifiable historical losses from operations, the Company recorded a full valuation allowance on its deferred tax assets. The Company will be able to reverse the valuation allowance when it has shown its ability to generate taxable income on a consistent basis in future periods. The valuation allowance does not have an impact on the Company's ability to utilize any net operating losses or other tax attributes to offset cash taxes payable as these items are still eligible to be used.

During the nine months ended September 30, 2022, the Company collected all of the outstanding receivables due to the Company related to net operating loss carrybacks under the Coronavirus Aid, Relief, and Economic Security Act for losses incurred during 2019, which were carried back to 2015.

NOTE 6: Other Assets and Liabilities

Various other assets and liabilities are summarized as follows:

Prepaid Expenses and Other Current Assets:	September 30, 2022	December 31, 2021

Prepaid and other expenses	$3,745	$3,179
Other	567	271
Guarantee from Armistice	277	279
Income tax receivable	81	29,097
Total	$4,670	$32,826

Other Non-Current Assets:	September 30, 2022	December 31, 2021

Right of use assets at contract manufacturing organizations	$10,979	$8,549
Guarantee from Armistice	564	771
Other	177	329
Deferred tax assets	—	24,128
Total	$11,720	$33,777

Accrued Expenses	September 30, 2022	December 31, 2021

Accrued professional fees	$4,419	$2,678
Accrued restructuring	1,515	41
Accrued compensation	1,293	3,167
Accrued outsource contract costs	738	1,048
Customer allowances	—	217
Total	$7,965	$7,151

Other Current Liabilities:	September 30, 2022	December 31, 2021

Income tax payable	$3,265	$—
Guarantee to Deerfield	278	280
Accrued interest	199	4,920
Other	15	70
Total	$3,757	$5,270

Other Non-Current Liabilities:	September 30, 2022	December 31, 2021

Tax liabilities	$5,161	$3,143
Guarantee to Deerfield	566	774
Total	$5,727	$3,917

NOTE 7: Share Based Compensation

2022 Performance-Based Stock Options

In August 2022, the Board of Directors approved the grant of performance-based stock options to certain executive officers and employees. These performance-based stock options vest upon both the achievement of certain commercial milestones and specific service conditions. As of September 30, 2022, 2,165 performance-based stock options were outstanding, none of which had vested. The weighted-average grant date fair value of the performance-based stock options was $3.71. The Company has not yet recognized any related share-based compensation expense as the commercial milestones have not been met; however, in the event that the performance conditions are met, $8,032 will be recognized by the Company for the performance-based stock options outstanding as of September 30, 2022.

NOTE 8: Net Loss Per Share

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

A reconciliation of basic and diluted net loss per share, together with the related shares outstanding, in thousands, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Loss Per Share:	2022	2021	2022	2021

Net loss	$(20,146)	$(22,002)	$(110,014)	$(55,028)

Weighted average shares:
Basic shares	60,201	58,585	59,359	58,506
Effect of dilutive securities—employee and director equity awards outstanding, preferred shares and 2023 Notes	—	—	—	—
Diluted shares	60,201	58,585	59,359	58,506

Net loss per share - basic	$(0.33)	$(0.38)	$(1.85)	$(0.94)
Net loss per share - diluted	$(0.33)	$(0.38)	$(1.85)	$(0.94)

Potential ordinary shares of 18,722 and 15,684 were excluded from the calculation of weighted average shares for the three months ended September 30, 2022 and 2021, respectively, and potential ordinary shares of 18,925 and 15,497 were excluded from the calculation of weighted average shares for the nine months ended September 30, 2022 and 2021 because either their effect was considered to be anti-dilutive or they were related to shares from PSUs for which the contingent vesting condition had not been achieved. For the three and nine months ended September 30, 2022 and 2021, the effects of dilutive securities were entirely excluded from the calculation of net loss per share as a net loss was reported in these periods.

NOTE 9: Comprehensive Loss

The following table shows the components of accumulated other comprehensive loss for the three and nine months ended September 30, 2022 and 2021, respectively, net of tax effects:

	Three Months Ended September 30,		Nine Months Ended September 30,
Accumulated Other Comprehensive Loss:	2022	2021	2022	2021

Foreign currency translation adjustment:
Beginning balance	$(24,697)	$(23,229)	$(23,855)	$(22,627)
Net other comprehensive loss	(647)	(237)	(1,489)	(839)
Balance at September 30,	$(25,344)	$(23,466)	$(25,344)	$(23,466)

Unrealized (loss) gain on marketable debt securities, net
Beginning balance	$(1,631)	$879	$(85)	$1,576
Net other comprehensive loss, net of income tax benefit of $—, $59, $— and $220, respectively	(934)	(157)	(2,480)	(854)
Balance at September 30,	$(2,565)	$722	$(2,565)	$722
Accumulated other comprehensive loss at September 30,	$(27,909)	$(22,744)	$(27,909)	$(22,744)

The effect on the Company’s unaudited condensed consolidated financial statements of amounts reclassified out of accumulated other comprehensive loss was immaterial for all periods presented.

NOTE 10: Commitments and Contingencies

Litigation

The Company is subject to potential liabilities generally incidental to the Company’s business arising out of present and future lawsuits and claims related to product liability, personal injury, contract, commercial, intellectual property, tax, employment, compliance and other matters that arise in the ordinary course of business. The Company accrues for potential liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. At September 30, 2022 and December 31, 2021, there were no contingent liabilities with respect to any litigation, arbitration or administrative or other proceeding that are reasonably likely to have a material adverse effect on the Company’s consolidated financial position, results of operations, cash flows or liquidity.

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

On June 23, 2022, Avadel CNS filed a Renewed Motion for Judgment on the Pleadings, with respect to its counterclaim against Jazz seeking to have U.S. Patent No. 8731963 (the “REMS Patent”) de-listed from the Orange Book and seeking to have the motion resolved concurrent with the parties’ Markman hearing on August 31, 2022. On July 7, 2022, Jazz filed a response it styled as Objections to Avadel CNS’ Motion for Judgment on the Pleadings. On July 14, 2022, Avadel CNS replied to Jazz’s response, and on July 21, 2022, Avadel CNS requested oral argument on its delisting motion simultaneous with the Markman hearing. On August 24, 2022, the Court ordered Jazz to respond substantively to Avadel CNS’ motion, which Jazz did on August 26, 2022. Avadel CNS filed its reply on August 28, 2022.

On August 23, 2022, the Markman hearing was postponed. On September 7, 2022, the case was reassigned to a new judge, and the Markman hearing was held on October 25, 2022. At the Markman hearing, Avadel CNS reiterated its request for an expedited hearing on the Renewed Motion for Judgment on the Pleadings for the de-listing of the REMS Patent. On October 28, 2022, the Court granted Avadel CNS’ request and scheduled the hearing for November 15, 2022.

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

On September 7, 2022, the case was reassigned to a new judge.

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

On September 7, 2022, the case was reassigned to a new judge.

Fourth Jazz Complaint

On July 15, 2022, Jazz filed another formal complaint (the “Fourth Complaint”) initiating a lawsuit in the Court against Avadel CNS. In the Fourth Complaint, Jazz alleges the Proposed Product described in the NDA owned by Avadel CNS will infringe at least one claim of the REMS Patent, which was asserted in the First Complaint. The FDA required Avadel CNS to file a Paragraph IV certification against the REMS Patent, which Avadel CNS did under protest, consistent with its Renewed Motion for Judgment on the Pleadings for the de-listing of the REMS Patent from the Orange Book, which is pending in response to the above First Jazz Complaint action. Avadel CNS provided the required notice of its Paragraph IV certification to Jazz, and Jazz reasserted the REMS Patent in a separate action following receipt of that notice. The Fourth Complaint further includes typical relief requests such as preliminary and permanent injunctive relief, monetary damages and attorneys’ fees, costs and expenses.

On September 7, 2022, the case was reassigned to a new judge.

On September 21, 2022, Jazz served the Fourth Complaint. On October 21, 2022, Avadel CNS timely filed its Answer and Counterclaims (the “Fourth Avadel Answer”) with the Court in response to the Fourth Complaint. The Fourth Avadel Answer generally denies the allegations set forth in the Fourth Complaint, includes numerous affirmative defenses (including, but not limited to, non-infringement and invalidity of the patent-in-suit), and asserts a number of counterclaims for i) a declaratory judgment of non-infringement of the patent-in-suit, ii) a declaratory judgment of invalidity/unenforceability of the patent-in-suit, iii) de-listing of the patent-in-suit from the Orange Book; iv) monopolization under the Sherman Antitrust Act of 1890 (the “Sherman Act”); and v) attempted monopolization under the Sherman Act.

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

On September 7, 2022, the case was reassigned to a new judge.

Administrative Procedure Act Complaint

On July 21, 2022, Avadel CNS filed an Administrative Procedure Act suit against the FDA, the U.S. Department of Health and Human Services, the Secretary of Health and Human Services and the Commissioner of Food and Drugs (the “Federal Defendants”) in the United States District Court for the District of Columbia (the “DC Court”) related to the NDA for LUMRYZ (sodium oxybate). This suit alleges that the FDA’s decision requiring Avadel CNS to file a patent certification concerning the REMS Patent was arbitrary, capricious and contrary to law and asks the DC Court to vacate the FDA’s decision and order the FDA to take final action on the LUMRYZ NDA. On July 28, 2022, the DC Court granted Jazz’s unopposed motion to intervene in the case to defend the FDA’s decision. The DC Court also entered an expedited briefing schedule governing Avadel CNS’s motion for preliminary injunction or, in the alternative, summary judgment, and the Federal Defendant’s and Jazz’s oppositions to that motion and anticipated cross-motions for summary judgment. On August 19, 2022, the Federal Defendants and Jazz filed their combined oppositions to Avadel CNS’s motion for preliminary injunction or, in the alternative, summary judgment, and cross-motions for summary judgment. On September 2, 2022, Avadel CNS filed its combined reply in support of its motion for preliminary injunction or, in the alternative, summary judgment, and opposition to the cross-motions for summary judgment. On September 14, 2022, the Federal Defendants and Jazz filed their replies in support of their cross-motions for summary judgment. On October 7, 2022, the DC Court heard oral arguments of Avadel CNS’s motion and the Federal Defendants and Jazz’s cross-motions. On November 3, 2022, the DC Court issued its opinion determining that Avadel CNS is not entitled to seek relief under the APA because of the availability of adequate alternative relief in the Court, specifically, in the form of its counterclaim to have the REMS Patent de-listed from the FDA’s Orange Book described above in the section regarding the First Jazz Complaint.

Material Commitments

Other than commitments disclosed in Note 15: Contingent Liabilities and Commitments to the Company's consolidated financial statements included in the 2021 Annual Report on Form 10-K, there were no other material commitments outside of the normal course of business.

Guarantees

The fair values of the Company’s guarantee to Deerfield Capital L.P. (“Deerfield”) and the guarantee received by the Company from Armistice Capital Master Fund, Ltd. largely offset and when combined are not material.

Deerfield Guarantee

In connection with the Company’s February 2018 divestiture of the Company’s pediatric assets, the Company guaranteed to Deerfield the quarterly royalty payment of 15% on net sales of the FSC products through February 6, 2026 (“FSC Product Royalties”), in an aggregate amount of up to approximately $10,300. Given the Company’s explicit guarantee to Deerfield, the Company recorded the guarantee in accordance with ASC 460. The balance of this guarantee liability was $844 at September 30, 2022. This liability is being amortized proportionately based on undiscounted cash outflows through the remainder of the contract with Deerfield.

Armistice Guarantee

In connection with the Company’s February 2018 divestiture of the pediatric assets, Armistice Capital Master Fund, Ltd., the majority shareholder of Cerecor, Inc., guaranteed to the Company the FSC Product Royalties. The Company recorded the guarantee in accordance with ASC 460. The balance of this guarantee asset was $841 at September 30, 2022. This asset is being amortized proportionately based on undiscounted cash outflows through the remainder of the contract with Deerfield.

Off-Balance Sheet Arrangements

As of September 30, 2022, the Company did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

NOTE 11: Restructuring Costs
2022 Corporate Restructuring Plan
In June 2022, the Company announced a plan to optimize its cost structure to reduce total quarterly cash operating expenses, excluding inventory purchases.

The Company’s cost structure optimization efforts included a nearly 50% reduction in its workforce that was completed at the end of August 2022 (the “2022 Corporate Restructuring Plan”). Restructuring income of $69 associated with this plan, comprised primarily of adjustments to the estimate of severance related costs, were recorded in the three months ended September 30, 2022. Restructuring charges of $3,523 associated with this plan, comprised primarily of severance related costs, were recorded in the nine months ended September 30, 2022.

The following table sets forth activities for the Company’s 2022 Corporate Restructuring Plan obligations as of September 30, 2022:

2022 Corporate Restructuring Plan Obligation:	2022

Balance of 2022 Corporate Restructuring Plan accrual at January 1,	$—
Charges for employee severance, benefits and other costs	3,592
Payments	(2,043)
Other adjustments	(69)
Balance of 2022 Corporate Restructuring Plan accrual at September 30,	$1,480

The 2022 Corporate Restructuring Plan liabilities of $1,480 are included in the unaudited condensed consolidated balance sheet in accrued expenses at September 30, 2022.

NOTE 12: Subsequent Events

On November 4, 2022, the Company repurchased $8,875 of its February 2023 Notes for $8,653 of cash consideration through an open market purchase.

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

LUMRYZ

LUMRYZ is an investigational once-at-bedtime formulation of sodium oxybate that uses our proprietary drug-delivery technology for the treatment of cataplexy or EDS in adults suffering from narcolepsy. Sodium oxybate is the sodium salt of gamma hydroxybutyrate, an endogenous compound and metabolite of the neurotransmitter gamma-aminobutyric acid. Immediate release sodium oxybate is approved in the U.S. for the treatment of cataplexy or EDS in patients with narcolepsy and is approved in Europe for the treatment of cataplexy in patients with narcolepsy. Since 2002, sodium oxybate has only been available as an immediate-release formulation that must be taken twice nightly, first at bedtime, and then again 2.5 to 4 hours later.

On July 18, 2022, the FDA granted tentative approval to LUMRYZ for the treatment of cataplexy or EDS in adults suffering from narcolepsy. Tentative approval indicates that LUMRYZ has met all required quality, safety, and efficacy standards necessary for approval in the U.S.

A decision on final FDA approval of LUMRYZ is pending disposition of U.S. Patent No. 8731963 (the “REMS Patent”), which is listed in the FDA’s Orange Book. The decision on final FDA approval could occur on or about the expiration of the REMS Patent on June 17, 2023 or sooner if the patent is earlier removed from the FDA’s Orange Book, a court earlier determines that the REMS Patent is not infringed, invalid or otherwise unenforceable, or a court determines that the FDA erred in requiring certification. The FDA’s tentative approval can be subject to change based on new information that may come to the FDA’s attention between such time as the tentative approval and potential final approval. We cannot legally market LUMRYZ in the U.S. until final approval is granted by the FDA. In an effort to expedite the time between a potential final approval of LUMYRZ and product availability, we are advancing our preparations for the commercial launch of LUMRYZ, which, assuming final FDA approval in June 2023, is anticipated to occur in the third quarter of 2023.

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

In addition, the results of a discrete choice experiment (“DCE”) were presented, which confirmed that once-at-bedtime dosing, when compared to twice-nightly dosing, was the most important attribute driving both patient and clinician preference for overall oxybate product choice, as well as patient quality of life and reduction of patient anxiety/stress; dosing frequency (twice-nightly versus once-at-bedtime) was also viewed as a more important attribute as compared to other attributes assessed, including sodium content. Accompanying the DCE was a background survey for both patients and clinicians, which showed that dosing frequency was noted as a significant stressor by both patients and clinicians. The World Sleep 2022 presentations also included the first presentation of an interim safety analysis from the ongoing RESTORE study, which showed that LUMRYZ has generally been well-tolerated, with some patients receiving therapy for more than 18 months. No new safety signals have been observed as of October 21, 2022.

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

•Generics Playing a Larger Role in Healthcare: Generic pharmaceutical products will continue to play a large role in the U.S. healthcare system. As such, we expect to see generic competition for our products in the future. If LUMRYZ receives final FDA approval, we anticipate LUMRYZ may face competition from manufacturers of generic twice-nightly sodium oxybate formulations, who have reached settlement agreements with the current marketer, which allows for entry of an authorized generic in 2023, or earlier under certain circumstances. For example, Hikma Pharmaceuticals plc is expected to launch an authorized generic version of sodium oxybate in 2023 or earlier, depending on certain circumstances. Beyond the potential of an authorized generic from Hikma Pharmaceuticals plc, there are other potential future competitive products and additional generic twice-nightly sodium oxybate formulations that could impact the marketplace.

•Access to and Cost of Capital: We have a recent history of generating losses from operations and expect to continue generating losses until we are able to launch LUMRYZ, if final FDA approval is obtained, and generate revenues sufficient to generate positive cash flow from operations. Similar to other businesses in our industry and at our stage of development, we will continue to rely on external sources of capital to fund our business. The process of raising capital and associated cost of such capital for a company of our financial profile can be difficult and potentially expensive. If the need were to arise to raise additional capital, access to that capital may be difficult, expensive and/or dilutive and, as a result, could create liquidity challenges for us.

•Net Loss from Operations in 2022: We do not have any commercialized products in our portfolio. We will incur substantial expenses to further the clinical development of and continue our preparations for the commercial launch of LUMRYZ, which, assuming final FDA approval in June 2023, is anticipated to occur in the third quarter of 2023.

Impact of COVID-19

Since early 2020, we have seen the profound impact that the coronavirus (“COVID-19”) pandemic is having on human health, the global economy and society at large. We have continued to actively monitor the COVID-19 pandemic, as well as new variants of the virus and recent increases in case numbers, and have taken measures to mitigate the potential impacts to our employees and business, such as continuing to offer a work from home policy. We believe the ongoing impact of COVID-19 and measures to prevent its spread could impact our business in a number of ways, including: i) possibly delaying our ongoing RESTORE study; ii) disruptions to our supply chain and third parties; iii) allowing our employees to work from home for an extended period of time; and iv) hindering sales efforts for LUMRYZ, if final FDA approval is obtained. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, access to sources of liquidity and financial condition. Despite vaccination efforts, future developments and impact on our operations remain uncertain and cannot be predicted with confidence, including the duration of the COVID-19 pandemic, new variants of the virus, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or we, may direct, which may result in extending continued business disruptions.

2022 Corporate Restructuring Plan

In June 2022, we announced a plan to optimize our cost structure to reduce total quarterly cash operating expenses to between $12,000 and $14,000, excluding inventory purchases. The targeted reduction in cash operating expenses, together with cash, cash equivalents and marketable securities currently on hand, is expected to extend our cash runway to the middle of 2023 and the FDA’s decision regarding final approval of LUMRYZ, which could occur in June 2023 or possibly sooner.

Our cost structure optimization efforts included a nearly 50% reduction in our workforce (the “2022 Corporate Restructuring Plan”). See Note 11: Restructuring Costs to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

At-the-Market Offering Program

On February 5, 2020, we entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) with respect to an at-the-market offering program (“ATM Program”) under which we may offer and sell our American Depositary Shares (“ADSs”, and such ADSs sold under the ATM Program, “ATM ADSs”) through Jefferies as our sales agent. We agreed to pay Jefferies a commission up to 3.0% of the aggregate gross sales proceeds of such ATM ADSs. The initial aggregate offering price of the ATM Program was up to $50,000 of ADSs pursuant to its prospectus, dated February 14, 2020, included with our Registration Statement on Form S-3 (File No. 333-236258) (the “2020 Prospectus”). In August 2022, we filed an additional prospectus, dated September 12, 2022, included with our new Registration Statement on Form S-3 (File No. 333-267198) (the “2022 Prospectus”), in order to allocate up to $100,000 in additional ADSs to the ATM Program.

As of September 30, 2022, we had issued and sold 1,768 ADSs, resulting in net proceeds to us of approximately $10,532, pursuant to the 2020 Prospectus. We may offer and sell up to an additional $39,142 of ADSs under the ATM Program that remain available for sale pursuant to the 2020 Prospectus and also up to $100,000 of ADSs available for sale under the ATM Program pursuant to the 2022 Prospectus.

Financial Highlights

Highlights of our consolidated results for the three and nine months ended September 30, 2022 are as follows:

•Operating loss was $16,960 and $75,523 for the three and nine months ended September 30, 2022, respectively, compared to operating loss of $25,663 and $62,410 for the three and nine months ended September 30, 2021, respectively. Selling, general and administrative expenses increased during the nine months ended September 30, 2022 by $10,066, driven by the increased legal and compensation spend of approximately $7,400 and $2,800, respectively, as well as approximately $5,450 of debt issuance costs as part of the exchange of $117,375 of our 4.50% exchangeable senior notes due February 2023 (the “February 2023 Notes”) for a new series of 4.50% exchangeable senior notes due October 2023 (the “October 2023 Notes”, together with the February 2023 Notes, the “2023 Notes”) (the “Exchange Transaction”), offset by lower commercial spend.

•Net loss was $20,146 and $110,014 for the three and nine months ended September 30, 2022, respectively, compared to net loss of $22,002 and $55,028 in the same periods last year, respectively.

•Diluted net loss per share was $0.33 and $1.85 for the three and nine months ended September 30, 2022, respectively, compared to diluted net loss per share of $0.38 and $0.94 in the same period last year, respectively.

•Cash and marketable securities decreased $50,746 to $106,475 at September 30, 2022, from $157,221 at December 31, 2021. The decrease in cash during the nine months ended September 30, 2022 was driven primarily by net cash used in operating activities of $54,938, which included $9,660 of interest payments, approximately $5,450 of fees paid to third parties that were expensed as part of the completed Exchange Transaction and approximately $4,800 of insurance premiums. The decrease in cash was also due to the payment of approximately $4,800 in fees to note holders of the October 2023 Notes that are amortized as interest expense over the remaining term of the October 2023 Notes. The uses of cash described above were offset by the receipt of approximately $32,323 of tax refund claims associated with the carry-back of 2019 losses and net proceeds of $10,532 from the sale and issuance of ADSs under the ATM Program.

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

Results of Operations

The following is a summary of our financial results (in thousands, except per share amounts) for the three months ended September 30, 2022 and 2021, respectively:

	Three Months Ended September 30,		Change
			2022 vs. 2021
Comparative Statements of Loss	2022	2021	$	%

Operating expenses:
Research and development expenses	$2,933	$4,380	$(1,447)	(33.0)%
Selling, general and administrative expenses	14,096	21,283	(7,187)	(33.8)%
Restructuring income	(69)	—	(69)	100.0%
Total operating expense	16,960	25,663	(8,703)	(33.9)%
Operating loss	(16,960)	(25,663)	8,703	33.9%
Investment and other income, net	448	489	(41)	(8.4)%
Interest expense	(3,564)	(1,929)	(1,635)	(84.8)%
Loss before income taxes	(20,076)	(27,103)	7,027	25.9%
Income tax provision (benefit)	70	(5,101)	5,171	101.4%
Net loss	$(20,146)	$(22,002)	$1,856	8.4%
Net loss per share - diluted	$(0.33)	$(0.38)	$0.05	13.2%

The following is a summary of our financial results (in thousands, except per share amounts) for the nine months ended September 30, 2022 and 2021, respectively:

	Nine Months Ended September 30,		Change
			2022 vs. 2021
Comparative Statements of Loss	2022	2021	$	%

Operating expenses:
Research and development expenses	$14,465	$14,994	$(529)	(3.5)%
Selling, general and administrative expenses	57,535	47,469	10,066	21.2%
Restructuring expense (income)	3,523	(53)	3,576	6,747.2%
Total operating expense	75,523	62,410	13,113	21.0%
Operating loss	(75,523)	(62,410)	(13,113)	(21.0)%
Investment and other income, net	503	1,531	(1,028)	(67.1)%
Interest expense	(9,087)	(5,788)	(3,299)	(57.0)%
Gain from release of certain liabilities	33	166	(133)	(80.1)%
Loss before income taxes	(84,074)	(66,501)	(17,573)	(26.4)%
Income tax provision (benefit)	25,940	(11,473)	37,413	326.1%
Net loss	$(110,014)	$(55,028)	$(54,986)	(99.9)%
Net loss per share - diluted	$(1.85)	$(0.94)	$(0.91)	(96.8)%

	Three Months Ended September 30,		Change
			2022 vs. 2021
Research and Development Expenses:	2022	2021	$	%

Research and development expenses	$2,933	$4,380	$(1,447)	(33.0)%

Research and development expenses decreased $1,447 or 33.0% during the three months ended September 30, 2022 as compared to the same period in the prior year. This decrease was driven by lower research and development production costs during the current period of approximately $1,100 and lower compensation related costs of approximately $400 due to decreased headcount as a result of employees affected by the 2022 Corporate Restructuring Plan.

	Nine Months Ended September 30,		Change
			2022 vs. 2021
Research and Development Expenses:	2022	2021	$	%

Research and development expenses	$14,465	$14,994	$(529)	(3.5)%

Research and development expenses decreased $529 or 3.5% during the nine months ended September 30, 2022 as compared to the same period in the prior year. This decrease was driven by lower research and development production costs during the current period of approximately $1,300 and share-based compensation costs of approximately $400, partially offset by higher API purchases of $1,200, the majority of which were purchased in the three months ended March 31, 2022.

	Three Months Ended September 30,		Change
			2022 vs. 2021
Selling, General and Administrative Expenses:	2022	2021	$	%

Selling, general and administrative expenses	$14,096	$21,283	$(7,187)	(33.8)%

Selling, general and administrative expenses decreased $7,187 or 33.8% during the three months ended September 30, 2022 as compared to the same period in the prior year, driven by lower marketing and market access activities of approximately $5,400, lower compensation costs of approximately $1,400, lower medical affairs activities of approximately $1,000, and lower consulting fees of $600. These costs were partially offset by higher legal costs of approximately $1,200.

	Nine Months Ended September 30,		Change
			2022 vs. 2021
Selling, General and Administrative Expenses:	2022	2021	$	%

Selling, general and administrative expenses	$57,535	$47,469	$10,066	21.2%

Selling, general and administrative expenses increased $10,066 or 21.2% during the nine months ended September 30, 2022 as compared to the same period in the prior year, driven by higher legal costs of approximately $7,400, debt issuance costs of approximately $5,450 related to the Exchange Transaction, higher compensation costs of $2,800, and higher public relationship activities of $1,100. The increase in selling, general and administrative expense was offset by lower marketing and market access activities of approximately $3,500, lower medical affairs activities of $1,700, and lower other consulting fees of $1,600.

	Nine Months Ended September 30,		Change
			2022 vs. 2021
Restructuring Expense (Income)	2022	2021	$	%

Restructuring expense (income)	$3,523	$(53)	$3,576	6,747.2%

Restructuring expense (income) increased $3,576 or 6,747.2% during the nine months ended September 30, 2022 as compared to the same period in the prior year, driven by the 2022 Corporate Restructuring Plan, which was announced in June 2022. See Note 11: Restructuring Costs to our unaudited condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for further details for further details.

	Nine Months Ended September 30,		Change
			2022 vs. 2021
Investment and Other Income, net	2022	2021	$	%

Investment and other income, net	$503	$1,531	$(1,028)	(67.1)%

Investment and other income, net decreased $1,028 or 67.1% during the nine months ended September 30, 2022 as compared to the same period in the prior year. This decrease was driven by higher net realized losses on our marketable securities of approximately $400 and less interest received on our marketable securities of approximately $800 in comparison to the prior period.

	Three Months Ended September 30,		Change
			2022 vs. 2021
Interest Expense	2022	2021	$	%

Interest expense	$3,564	$1,929	$1,635	84.8%

Interest expense increased $1,635 or 84.8% during the three months ended September 30, 2022 as compared to the same period in the prior year. Interest expense increased by approximately $900 due to non-cash amortization of the $5,500 of debt discount related to the change in the fair value of the conversion feature of the October 2023 Notes. In addition, interest expense increased by $700 due to non-cash amortization of the $4,800 of debt issuance fees paid to note holders that participated in the Exchange Transaction in April 2022. These fees are amortized over the life of the October 2023 Notes. See Note 4: Long-Term Debt to our unaudited condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for further details for further details.

	Nine Months Ended September 30,		Change
			2022 vs. 2021
Interest Expense	2022	2021	$	%

Interest expense	$9,087	$5,788	$3,299	57.0%

Interest expense increased $3,299 or 57.0% during the nine months ended September 30, 2022 as compared to the same period in the prior year. Interest expense increased by approximately $1,800 due to non-cash amortization of the $5,500 of debt discount related to the change in the fair value of the conversion feature of the October 2023 Notes. In addition, interest expense increased by $1,400 due to amortization of the $4,800 of debt issuance fees paid to note holders that participated in the Exchange Transaction in April 2022. These fees are amortized over the life of the October 2023 Notes. See Note 4: Long-Term Debt to our unaudited condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for further details for further details.

	Three Months Ended September 30,		Change
			2022 vs. 2021
Income Tax Provision (Benefit):	2022	2021	$	%

Income tax provision (benefit)	$70	$(5,101)	$5,171	101.4%
Percentage of loss before income taxes	(0.3)%	18.8%

The income tax provision was $70 for the three months ended September 30, 2022 resulting in an effective tax rate of (0.3)%. The income tax benefit was $5,101 for the three months ended September 30, 2021 resulting in an effective tax rate of 18.8%. The change in the effective tax rate for the three months ended September 30, 2022 is primarily due to the valuation allowances that were recorded against the net operating losses generated during the period.

	Nine Months Ended September 30,		Change
			2022 vs. 2021
Income Tax Provision (Benefit):	2022	2021	$	%

Income tax provision (benefit)	$25,940	$(11,473)	$37,413	326.1%
Percentage of loss before income taxes	(30.9)%	17.3%

The income tax provision was $25,940 for the nine months ended September 30, 2022 resulting in an effective tax rate of (30.9)%. The income tax benefit was $11,473 for the nine months ended September 30, 2021 resulting in an effective tax rate of 17.3%. The change in the effective tax rate for the nine months ended September 30, 2022 is primarily driven by the valuation allowances recorded against our deferred tax assets during the period.

Liquidity and Capital Resources

Our cash flows from operating, investing and financing activities, as reflected in the unaudited condensed consolidated statements of cash flows, are summarized in the following table:

	Nine Months Ended September 30,		Change
			2022 vs. 2021
Net cash (used in) provided by:	2022	2021	$	%

Operating activities	$(54,938)	$(54,804)	$(134)	(0.2)%
Investing activities	56,823	41,609	15,214	36.6%
Financing activities	7,921	263	7,658	2,911.8%

Operating Activities

Net cash used in operating activities was $54,938 and $54,804 for the nine months ended September 30, 2022 and 2021, respectively. Net cash used in operating activities for the nine months ended September 30, 2022 was driven by net loss of $110,014, partially offset by favorable non-cash adjustments of $37,562 and favorable changes in working capital of $17,514. For the nine months ended September 30, 2021, net cash used in operating activities was driven by net loss of $55,028, unfavorable change in non-cash adjustments of $2,793, and favorable changes in working capital of $3,017.

The September 30, 2022 net favorable change in working capital was driven by the receipt of $32,323 of refund claims associated with the carryback of 2019 losses during the nine months ended September 30, 2022, of which $3,265 is an overpayment that will be repaid to the Internal Revenue Service. This was offset by the timing of payments made related to our accounts payable and accrual balances.

Investing Activities

Net cash provided by investing activities was $56,823 and $41,609 for the nine months ended September 30, 2022 and 2021, respectively. Net cash provided by investing activities for the nine months ended September 30, 2022 was due to net proceeds received from the excess of sales over purchases of marketable securities of $57,539. Net cash provided by investing activities for the nine months ended September 30, 2021 was driven by proceeds from the disposition of the hospital products of $16,500, as well as net proceeds received from the excess of sales over purchases of marketable securities of $25,135.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2022 was $7,921, driven by the sale of ADSs through the ATM Program, resulting in net proceeds to us of approximately $10,532, and by $2,192 of proceeds from stock option exercises and employee share purchase plan (“ESPP”) issuances, offset by the payment of $4,803 of debt issuance fees associated with the Exchange Transaction. Net cash provided by financing activities for the nine months ended September 30, 2021 of $263 related to proceeds from stock option exercises and ESPP issuances.

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

We have a recent history of generating losses and negative cash flows from operations, an accumulated shareholders’ deficit as of the date of the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and approximately $60,715 of cash and cash equivalents and $45,760 of marketable securities available for use to fund our operations, debt service and capital requirements. Our ability to generate revenue is expected to start following the launch of LUMRYZ, which is dependent, in part, on final approval of LUMRYZ by the FDA. As of September 30, 2022, we have $26,375 aggregate principal amount of the February 2023 Notes and $117,375 aggregate principal amount of the October 2023 Notes. We do not currently have sufficient available liquidity to repay the outstanding balance of the October 2023 Notes. These conditions and events raise substantial doubt about our ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued.

In response to these conditions and events, we are evaluating various financing strategies to obtain sufficient additional liquidity to meet its operating, debt service and capital requirements for the next twelve months following the date of this Quarterly Report. The potential sources of financing that we are evaluating include one or any combination of royalty financing, secured or unsecured debt, convertible debt and equity. In addition, our financing strategy could also include refinancing or negotiating new terms for the 2023 Notes. We also currently have authorized and available the use of our ATM Program, described in more detail below, which could provide us up to approximately $135,000 (as of September 30, 2022), net of commissions, if fully utilized. While we have the ability to utilize the ATM Program, we intend to pursue the other financing strategies described above. Based on our ability to raise funds through the ATM Program, we have determined that it is probable that such proceeds would provide sufficient additional capital to meet our operating, debt service and capital requirements for the next twelve months following the date of this Quarterly Report. As a result, we have concluded that that management’s plans are probable of being achieved to alleviate the substantial doubt about our ability to continue as a going concern.

The sources of financing described above that could be available to us and the timing and probability of obtaining sufficient capital depends, in part, on obtaining final FDA approval of LUMRYZ, resolving any legal and regulatory matters that could preclude us from launching LUMRYZ and future capital market conditions. If our current assumptions regarding timing of potential final approval, the timing of the launch of LUMRYZ or if there are any other changes or differences in our current assumptions that negatively impact our financing strategy, we may have to further reduce expenditures or significantly delay, scale back or discontinue the development or commercialization of LUMRYZ in order to extend our cash resources.

At-the-Market Offering Program

As of September 30, 2022, we had issued and sold 1,768 ADSs, resulting in net proceeds to us of approximately $10,532, pursuant to the 2020 Prospectus. We may offer and sell up to an additional $39,142 of ADSs under the ATM Program that remain available for sale pursuant to the 2020 Prospectus and also up to $100,000 of ADSs available for sale under the ATM Program pursuant to the 2022 Prospectus.

Other Matters

Litigation

We are subject to potential liabilities generally incidental to our business arising out of present and future lawsuits and claims related to product liability, personal injury, contract, commercial, intellectual property, tax, employment, compliance and other matters that arise in the ordinary course of business. We accrue for potential liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. At September 30, 2022 and December 31, 2021, there were no contingent liabilities with respect to any litigation, arbitration or administrative or other proceeding that are reasonably likely to have a material adverse effect on our consolidated financial position, results of operations, cash flows or liquidity. For information regarding legal proceedings we are involved in, see Note 10: Commitments and Contingencies - Litigation to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Foreign Exchange Risk

We are exposed to foreign currency exchange risk as the functional currency financial statements of a non-U.S. subsidiary is translated to U.S. dollars. The assets and liabilities of this non-U.S. subsidiary having a functional currency other than the U.S. dollar is translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and at the average exchange rate for the reporting period for revenue and expense accounts. The cumulative foreign currency translation adjustment is recorded as a component of accumulated other comprehensive loss in shareholders’ (deficit) equity. The reported results of this non-U.S. subsidiary will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. Our primary currency translation exposure is related to one subsidiary that has functional currencies denominated in euro. A 10% strengthening/weakening in the rates used to translate the results of our non-U.S. subsidiaries that have functional currencies denominated in euro as of September 30, 2022 would have had an immaterial impact on net loss for the three and nine months ended September 30, 2022.

Transactional exposure arises where transactions occur in currencies other than the functional currency. Transactions in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction. The resulting monetary assets and liabilities are translated into the appropriate functional currency at exchange rates prevailing at the balance sheet date and the resulting gains and losses are reported in investment and other income, net in the condensed consolidated statements of loss. As of September 30, 2022, our primary exposure is to transaction risk related to euro net monetary assets and liabilities held by subsidiaries with a U.S. dollar functional currency. Realized and unrealized foreign exchange gains and losses resulting from transactional exposure were immaterial for the three and nine months ended September 30, 2022.

Inflation Risk

Inflation generally affects us by increasing our costs of labor and supplies and the costs of our third parties we rely on for the development, manufacture and supply of our product candidates. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2022. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the near future (especially if inflation rates continue to rise) due to an impact on the costs to conduct clinical trials, the costs to prepare for the potential commercialization of LUMRYZ, labor costs we incur to attract and retain qualified personnel, and other operational costs. Inflationary costs could adversely affect our business, financial condition and results of operations.

ITEM 4.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of September 30, 2022.

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

Management evaluated the design and operational effectiveness of the remediation activities and concluded that there is sufficient evidence that the previously reported material weakness pertaining to the February 2023 Notes indenture had been remediated as of June 30, 2022.

Other Changes in Internal Controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or 15d-15 that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS.

The information contained in Note 10: Commitments and Contingencies - Litigation to the Company’s unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference herein.

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

Risks Related to Our Financial Position and Capital Requirements

Uncertainties relating to our ability to procure additional debt, equity or other financing prior to the maturity of our outstanding exchangeable senior notes raises substantial doubt about our ability to continue as a going concern.

As of September 30, 2022, we had an accumulated shareholders’ deficit of approximately $12.4 million and approximately $60.7 million of cash and cash equivalents and $45.8 million of marketable securities available for use to fund our operations and capital requirements. Within twelve months of the date of this Quarterly Report, our interest and principal payments of $143.8 million aggregate principal amount of our outstanding exchangeable senior notes will fall due. Consequently, absent further actions by the Company, these matters raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements in this Quarterly Report on Form 10-Q are issued.

We have a recent history of generating losses and negative cash flows from operations. Our ability to generate revenue is expected to start following the launch of LUMRYZ, which is dependent, in part, on final approval of LUMRYZ by the FDA. Our unaudited financial statements have been prepared under the assumption that we will continue as a going concern for the next twelve months. Our ability to continue as a going concern is dependent upon our ability to obtain additional debt, equity or other financing or otherwise address the upcoming maturities of our outstanding exchangeable senior notes. If we are not able to resolve the going concern prior to the issuance of our financial statements for the fiscal year ending December 31, 2022, the reaction of investors to the inclusion of a going concern statement by our auditors, and our potential inability to continue as a going concern in future years could materially adversely affect our share price and our ability to raise new capital or enter into strategic alliances. Furthermore, we also could be required to seek funds through arrangements with collaborative partners or otherwise that may require us to relinquish rights to some of our intellectual property or product candidates or otherwise agree to terms unfavorable to us.

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

General Risk Factors

Our business is affected by macroeconomic conditions, including rising inflation, interest rates and supply chain constraints.

Various macroeconomic factors could adversely affect our business and the results of our operations and financial condition, including changes in inflation, interest rates and overall economic conditions and uncertainties such as those resulting from the current and future conditions in the global financial markets. Recent supply chain constraints have led to higher inflation, which if sustained could have a negative impact on the Company's product candidate development, commercialization preparations for LUMYRZ (if approved) and operations. If inflation or other factors were to significantly increase our business costs, our ability to develop our current pipeline and new therapeutic products may be negatively affected. Interest rates, the liquidity of the credit markets and the volatility of the capital markets could also affect the operation of our business and our ability to raise capital on favorable terms, or at all, in order to fund our operations. Similarly, these macroeconomic factors could affect the ability of our third-party suppliers and manufacturers to manufacture clinical trial materials for our product candidates and the potential commercial launch of LUMRYZ.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.    OTHER INFORMATION.

None.

ITEM 6.    EXHIBITS.

Exhibit No.	Description

10.1‡*	First Amendment to Employment Agreement, dated as of September 28, 2022, between Avadel Management Corporation and Gregory J. Divis
10.2‡*	First Amendment to Employment Agreement, dated as of September 28, 2022, between Avadel Management Corporation and Thomas S. McHugh
10.3‡*	First Amendment to Employment Agreement, dated as of September 28, 2022, between Avadel Management Corporation and Richard Kim
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Exchange Act
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Exchange Act
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)
*    Filed herewith.
**          Furnished herewith.
‡    Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVADEL PHARMACEUTICALS PLC
(Registrant)

Date: November 9, 2022	By:	/s/ Gregory J. Divis
Gregory J. Divis
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: November 9, 2022	By:	/s/ Thomas S. McHugh
Thomas S. McHugh
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)