Form 10-K
period 2022-12-31
AVADEL PHARMACEUTICALS PLC
filed 2023-03-29
CIK 1012477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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

Large accelerated filer ☐         Accelerated filer ☐
Non-accelerated filer ☒         Smaller reporting company ☒
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐     No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $142,179,000 based on the closing sale price of the registrant’s American Depositary Shares as reported by the Nasdaq Global Market on June 30, 2022. Such market value excludes 768,155 ordinary shares, $0.01 per share nominal value, which may be represented by the registrant’s American Depositary Shares, held by each officer and director and by shareholders that the registrant concluded were affiliates of the registrant on that date. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

The number of the registrant’s ordinary shares, $0.01 per share nominal value, outstanding as of March 23, 2023 was 64,477,508.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of either (a) a definitive proxy statement involving the election of directors or (b) an amendment to this Form 10-K, either of which will be filed within 120 days after December 31, 2022, are incorporated by reference into Part III of this Form 10-K.

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous material and other risks and uncertainties, including those described in Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K. The principal risks and uncertainties affecting our business include the following:

•Our business is significantly dependent on the successful development, regulatory approval and commercialization of LUMRYZTM, also known as FT218, our lead product candidate.
•Our lead product candidate and future product candidates may not reach the commercial market for a number of reasons.
•If we are not able to use the 505(b)(2) regulatory approval pathway for the regulatory approval of LUMRYZ or if the United States (“U.S.”) Food and Drug Administration (“FDA”) requires additional clinical or nonclinical data to support a New Drug Application (“NDA”) under Section 505(b)(2) than we previously anticipated, it will likely take significantly longer, cost significantly more and be significantly more complicated to gain FDA approval for LUMRYZ, and in any case may not be successful.
•We cannot be certain that our lead product candidate, LUMRYZ, or future product candidates will receive marketing approval. Without marketing approval, we will not be able to commercialize our lead product candidate or future product candidates. For instance, marketing approval for LUMRYZ could be delayed due to unexpired orphan drug exclusivity for an approved product in the event the FDA determines LUMRYZ to be the same drug as such approved product, unless we are able to demonstrate LUMRYZ is clinically superior to or not the same drug as such approved product. Moreover, even if we are granted final approval by the FDA, there can be no assurance that third parties will not attempt to delay or prevent commercial launch of LUMRYZ through litigation.
•LUMRYZ, if granted final approval by the FDA, may not obtain desired regulatory exclusivities, including orphan drug exclusivity.
•We incurred a net loss in 2022 and we will likely incur a net loss in 2023; if we are not able to achieve profitability in the future, the value of our shares may fall.
•We will require additional financing, which may not be available on favorable terms or at all, and which may result in dilution of the equity interest of the holders of American Depositary Shares (“ADSs”).
•Servicing our Exchangeable Senior Notes due April 2027 (the “April 2027 Notes”) and our Exchangeable Senior Notes due October 2023 (the “October 2023 Notes”, together with the April 2027 Notes, the “Notes”) may require a significant amount of cash, and we may not have sufficient cash or the ability to raise the funds necessary to settle exchanges of the Notes in cash, repay the Notes at maturity, or repurchase the Notes as required following a fundamental change.
•The distribution and sale of LUMRYZ, if granted final approval by the FDA, will be subject to significant regulatory restrictions, including the requirements of a Risk Evaluation and Mitigation Strategy (“REMS”) and safety reporting requirements, and these regulatory requirements will subject us to risks and uncertainties, any of which could negatively impact sales of LUMRYZ.
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
•We rely, and intend to continue to rely, on single source providers for the development, manufacture and supply of LUMRYZ, and if we experience problems with those suppliers, or they fail to comply with applicable regulatory requirements or to supply sufficient quantities at acceptable quality levels or prices, or at all, our business would materially and adversely affected.
•If we cannot adequately protect our intellectual property and proprietary information, we may be unable to effectively compete.
•If we are unable to establish effective sales, marketing and distribution capabilities, or enter into agreements with third parties to market, sell and distribute LUMRYZ, if granted final approval by the FDA, our business, results of operations, financial condition and prospects will be materially adversely affected.
•COVID-19 may materially and adversely affect our business and our financial results.

•We may become involved in lawsuits to protect our products and/or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.
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
•Our ability to obtain final approval from the FDA to commercialize LUMRYZ, including any delays in a final approval to launch;
•The ability of LUMRYZ, if granted final approval by the FDA, to be successfully commercialized and gain market acceptance;
•Our ability to enter into strategic partnerships for the commercialization, manufacturing and distribution of LUMRYZ, if granted final approval by the FDA;
•Our dependence on a limited number of suppliers for the manufacturing of LUMRYZ and certain raw materials used in LUMRYZ and any failure of such suppliers to deliver sufficient quantities of these raw materials, which could have a material adverse effect on our business;
•Our ability to finance our operations on acceptable terms, either through the raising of capital, the incurrence of convertible or other indebtedness, issuance of equity, royalty-based financings, or through strategic financing or commercialization partnerships;
•Our expectations about the potential market size and market participation for LUMRYZ, if granted final approval by the FDA;
•Our expectations regarding litigation related to LUMRYZ;
•Our expectations regarding the timing and results of our cost structure optimization efforts, including the estimated charges and costs expected to be incurred and projected cost savings in connection with such cost structure optimization efforts;
•Our expectations regarding our cash runway lasting to a potential final FDA approval of our NDA for LUMRYZ;
•Our ability to continue to service our Notes, including making the ongoing interest payments on the Notes, settling exchanges of the Notes in cash or completing any required repurchases of the Notes;
•The potential impacts of COVID-19, inflation and rising interest rates on our business and future operating results;
•Our ability to hire and retain key members of our leadership team and other personnel; and
•Competition existing today or that may arise in the future.
These forward-looking statements are neither promises nor guarantees of future performance due to a variety of risks and uncertainties and other factors more fully discussed in the “Risk Factors” section in Part I, Item 1A of this Annual Report on Form 10-K and the risk factors and cautionary statements described in other documents that we file from time to time with the SEC. Given these uncertainties, readers should not place undue reliance on our forward-looking statements. These forward-looking statements speak only as of the date on which the statements were made and are not guarantees of future performance. Except as may be required by applicable law, we do not undertake to update any forward-looking statements after the date of this Annual Report or the respective dates of documents incorporated by reference herein or therein that include forward-looking statements, even if new information becomes available in the future.

NOTE REGARDING TRADEMARKS

We own various trademark registrations and applications, and unregistered trademarks, including AVADELTM, LUMRYZTM, MICROPUMPTM, LIQUITIMETM, and MEDUSATM. All other trade names, trademarks and service marks of other companies appearing in this Annual Report are the property of their respective holders. Solely for convenience, the trademarks and trade names in this Annual Report may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend to use or display other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

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

PART I
Item 1.        Business.
(Dollar amounts in thousands, except per-share amounts and as otherwise noted)
General Overview

Avadel Pharmaceuticals plc (Nasdaq: AVDL) (“Avadel,” the “Company,” “we,” “our,” or “us”) is a biopharmaceutical company. Our lead product candidate, LUMRYZ, also known as FT218, is an investigational once-at-bedtime, extended-release formulation of sodium oxybate for the treatment of cataplexy or excessive daytime sleepiness (“EDS”) in adults with narcolepsy. We are primarily focused on obtaining final U.S. FDA approval of LUMRYZ and the launch of LUMRYZ, if approved.

Outside of our lead product candidate, we continue to evaluate opportunities to expand our product portfolio. As of the date of this Annual Report, we do not have any commercialized products in our portfolio.

LUMRYZ

LUMRYZ is an investigational once-at-bedtime formulation of sodium oxybate that uses our proprietary drug-delivery technology for the treatment of cataplexy or EDS in adults with narcolepsy. Sodium oxybate is the sodium salt of gamma hydroxybutyrate, an endogenous compound and metabolite of the neurotransmitter gamma-aminobutyric acid. Immediate release sodium oxybate is approved in the U.S. for the treatment of cataplexy in narcolepsy as well as EDS in narcolepsy and is approved in Europe for the treatment of cataplexy in narcolepsy. Since 2002, sodium oxybate has only been available as an immediate-release formulation that must be taken twice nightly, first at bedtime, and then again 2.5 to 4 hours later.

On July 18, 2022, the FDA granted tentative approval to LUMRYZ for the treatment of cataplexy or EDS in adults with narcolepsy. Tentative approval indicates that LUMRYZ has met all required quality, safety, and efficacy standards necessary for approval in the U.S. as of the date that the tentative approval was granted, but that the drug cannot receive final FDA approval until expiry or other disposition of a third-party exclusivity period. That tentative approval was granted based on the FDA’s determination that the LUMRYZ label implicated the use code listed in FDA’s Orange Book for U.S. Patent No. 8731963 (the “REMS Patent”). The owner of the REMS Patent subsequently requested delisting of that patent from the Orange Book on February 28, 2023, and we subsequently submitted an amendment to the FDA on March 1, 2023, requesting final FDA approval of the LUMRYZ NDA. The Company is currently awaiting a final approval decision from the FDA. Based on typical target turnarounds for the FDA and information provided in the tentative approval letter with respect to minor amendments, the Company anticipates timing for a final approval decision to be around early May of 2023. There can be no guarantee that the FDA will act within the anticipated timing.

The FDA’s tentative approval can be subject to change based on new information that may come to the FDA’s attention between such time as the tentative approval and potential final approval. We cannot legally market LUMRYZ in the U.S. until final approval is granted by the FDA. In addition, if the FDA concludes that LUMRYZ is the same drug product as a previously approved product having unexpired orphan drug exclusivity (e.g., Xywav), we would need to demonstrate that LUMRYZ is clinically superior to that previously approved product before the FDA grants final approval to our NDA. If the FDA determines the previously approved product is not the same drug product for purposes of orphan drug exclusivity, then any unexpired orphan drug exclusivity would not be relevant to a final approval decision for LUMRYZ. In an effort to expedite the time between a potential final approval of LUMRYZ and product availability, we are advancing our preparations for the commercial launch of LUMRYZ, which we expect to occur late in the second quarter or sometime in the third quarter of 2023, subject to receiving final approval by the FDA. For example, on March 15, 2023, we were notified by the FDA that we are permitted to conduct certain pre-launch activities including the importation of foreign manufactured product under the Pre-launch Activities Importation Request (“PLAIR”) Program.

With respect to clinical data generated for LUMRYZ, we conducted a Phase 3 clinical trial of LUMRYZ (the “REST-ON trial”), which was a randomized, double-blind, placebo-controlled study that enrolled 212 patients who received at least one dose of LUMRYZ or placebo, and was conducted in clinical sites in the U.S., Canada, Western Europe and Australia. The last patient’s last visit was completed at the end of the first quarter of 2020, and positive top line data from the REST-ON trial was announced on April 27, 2020. Patients who received 9 g of once-at-bedtime LUMRYZ, the highest dose administered in the trial, demonstrated statistically significant and clinically meaningful improvement compared to placebo across the three co-primary endpoints of the trial: maintenance of wakefulness test (“MWT”), clinical global impression-improvement (“CGI-I”), and mean weekly cataplexy attacks. The lower doses assessed, 6 g and 7.5 g, also demonstrated statistically significant and clinically meaningful improvement on all three co-primary endpoints compared to placebo. We observed the 9 g dose of once-at-bedtime LUMRYZ to be generally well-tolerated. Adverse reactions commonly associated with sodium oxybate were observed in a small number of patients (nausea 1.3%, vomiting 5.2%, decreased appetite 2.6%, dizziness 5.2%, somnolence 3.9%, tremor 1.3% and enuresis 9%), and 3.9% of the patients who received 9 g of LUMRYZ discontinued the trial due to adverse reactions.

In January 2018, the FDA granted LUMRYZ orphan drug designation for the treatment of narcolepsy, which makes LUMRYZ potentially eligible for certain development and commercial incentives, including potential U.S. market exclusivity for up to seven years. Additionally, thirteen LUMRYZ-related U.S. patents have been issued, and there are additional patent applications currently in development and/or pending at the U.S. Patent and Trademark Office (“USPTO”), as well as foreign patent offices.

In July 2020, we announced that the first patient was dosed in our open-label extension (“OLE”)/switch study of LUMRYZ as a potential treatment for cataplexy or EDS in patients with narcolepsy (“RESTORE”). The RESTORE study is examining the long-term safety and maintenance of efficacy of LUMRYZ in patients with narcolepsy who participated in the REST-ON study, as well as dosing and preference data for patients switching from twice-nightly sodium oxybate to once-at-bedtime LUMRYZ, regardless of whether they participated in REST-ON. In May 2021, inclusion criteria were expanded to allow for oxybate naïve patients to enter the study.

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

New data was presented at World Sleep 2022 Congress in March 2022, in Rome, Italy. A total of eight posters were presented, including five new post-hoc analyses from the REST-ON trial. Most notably, the post-hoc analyses showed that LUMRYZ demonstrated improvement in subjective measures of daytime sleepiness, sleep quality and refreshing nature of sleep as early as week 1 with the 4.5 g starting dose, with even greater improvement at week 2 soon after starting the 6 g dose compared to placebo. Additional post-hoc analyses, stratified by narcolepsy type, as well as concomitant stimulant use, or without stimulants, demonstrated positive results that are generally consistent with previously reported positive endpoints from REST-ON and add to the existing body of evidence for LUMRYZ.

In addition, the results of a discrete choice experiment (“DCE”) were presented, which showed that once-at-bedtime dosing, when compared to twice-nightly dosing, was the most important attribute driving both patient and clinician preference for overall oxybate product choice, as well as patient quality of life and reduction of patient anxiety/stress; dosing frequency (twice-nightly versus once-at-bedtime) was also viewed as a more important attribute as compared to other attributes assessed, including sodium content. Accompanying the DCE was a background survey for both patients and clinicians, which showed that dosing frequency was noted as a significant stressor by both patients and clinicians. The World Sleep 2022 presentations also included the first presentation of an interim safety analysis from the ongoing RESTORE study, which showed that LUMRYZ has generally been well-tolerated, with some patients receiving therapy for more than 18 months.

Additional peer-reviewed publications have included data on improvement on DNS, the first DCE and a Plain Language Summary reviewing sodium oxybate and cardiovascular health, which did not identify a signal of cardiovascular disease in the twenty years that sodium oxybate has been available. At the annual SLEEP Congress in June 2022, nine posters were presented, including five post-hoc analyses from REST-ON which support the following:

•A low number-needed-to-treat to achieve effectiveness across all three evaluated doses, as well as effect sizes, showing a moderate-to-high effect for improving MWT, ESS, and number of cataplexy attacks;

•Confirmation via various statistical methods to handle missing data that LUMRYZ improved cataplexy and EDS symptoms versus placebo;

•Confirmation of benefit for NT1 and NT2 for DNS and ESS;

•Confirmation of benefit for subgroups taking stimulants and those without stimulants for DNS and ESS; and

•Early efficacy (Week 1 and Week 2) for ESS, refreshing nature of sleep and quality of sleep.

In addition, interim data from RESTORE were presented demonstrating that a high proportion of patients switching from twice-nightly sodium oxybate formulations had difficulty in taking the second dose, with a high proportion (92.5%) stating a preference for the once-at-bedtime dosing regimen and that most participants (62%) switching from twice-nightly sodium oxybate formulations had a stable dose equal to their starting dose; participants not currently taking sodium oxybate formulations or oxybate naive reached a stable dose with 2–4 dose titrations within four weeks.

Additional peer-review publications have included a relative bioavailability pharmacokinetics (“PK”) study and a Plain Language Summary of the primary REST-ON trial results.

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

•MICROPUMP. Our MICROPUMP technology allows for the development of modified release solid, oral dosage formulations of drugs. MICROPUMP-carvedilol and MICROPUMP-aspirin formulations have been approved in the U.S. Further, a version of our MICROPUMP technology is being employed in our investigational LUMRYZ product.

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

Competition

Competition in the pharmaceutical and biotechnology industry is intense and is expected to increase. We compete with other pharmaceutical and biotechnology companies. Some of these competitors may also be our business partners. There can be no assurance that our competitors will not obtain patent protection or other intellectual property rights that would make it difficult or impossible for us to compete with their products. Furthermore, major technological changes can happen quickly in the pharmaceutical and biotechnology industries. Such rapid technological change, or the development by our competitors of technologically improved or differentiated products, could render our products, product candidates, or drug delivery platforms, obsolete or noncompetitive.

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

Potential competition for LUMRYZ

If LUMRYZ is granted final FDA approval, it will compete with the currently approved twice-nightly oxybate formulations, as well as a number of daytime wake promoting agents including lisdexamfetamine, detroamphetamine, methylphenidate, amphetamine, modafinil, and armodafinil, which are widely prescribed, as well as solriamfetol and pitolisant. If granted final approval, we anticipate LUMRYZ may face competition from manufacturers of generic twice-nightly sodium oxybate formulations, who have reached settlement agreements with the current marketer, which allows for entry of an authorized generic in 2023. On January 3, 2023, Hikma Pharmaceuticals plc, announced that it launched an authorized generic version of Jazz Pharmaceuticals plc’s (“Jazz”) Xyrem (sodium oxybate). Hikma will have 180 days of marketing exclusivity for its authorized generic product in the U.S. and will distribute through the same specialty pharmacy that Jazz uses to dispense Xyrem.

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

We currently have five direct wholly-owned subsidiaries: (a) Avadel US Holdings, Inc., (b) Flamel Ireland Limited, which conducts business under the name Avadel Ireland, (c) Avadel Investment Company Limited, (d) Avadel Finance Ireland Designated Activity Company and (e) Avadel France Holding SAS. Avadel US Holdings, Inc., a Delaware corporation, is the holding entity of (i) Avadel Legacy Pharmaceuticals, LLC, (ii) Avadel Management Corporation, and (iii) Avadel CNS Pharmaceuticals, LLC. Avadel Finance Ireland Designated Activity Company is the holding entity of Avadel Finance Cayman Limited. Avadel France Holding SAS is the holding entity of Avadel Research SAS. A complete list of our subsidiaries can be found in Exhibit 21.1 to this Annual Report on Form 10-K.

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

•LUMRYZ Patents. We have been awarded thirteen LUMRYZ-related U.S. patents having expiry dates from mid-2037 to early-2042. We have a number of additional LUMRYZ-related patent applications pending at the USPTO as well as at non-U.S. patent offices.

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

Supplies and Manufacturing

We attempt to maintain multiple suppliers in order to mitigate the risk of shortfall and inability to supply market demand. Nevertheless, for LUMRYZ, we currently rely on one supplier for sourcing active pharmaceutical ingredients (“API”).

The API in LUMRYZ, sodium oxybate, is a Schedule I controlled substance in the U.S., and LUMRYZ, if granted final approval by the FDA, is anticipated to be a Schedule III controlled substance in the U.S. per current federal regulations. As a result, LUMRYZ is subject to regulation by the U.S. Drug Enforcement Administration (“DEA”) under the Controlled Substances Act (“CSA”), and its manufacturing and distribution are highly restricted. Quotas from the DEA are required in order to manufacture and primary package sodium oxybate and LUMRYZ in the U.S. Similar rules, restrictions and controls apply to LUMRYZ in relevant jurisdictions outside of the U.S.

The API for LUMRYZ is currently manufactured by a single source contract manufacturing organization (“CMO”) in the U.S. The drug product for commercial lots is manufactured outside of the U.S. by a single source CMO. We will continue to outsource the production of LUMRYZ to current good manufacturing practices (“cGMP”) -compliant, DEA and FDA-audited CMOs pursuant to supply agreements and have no present plans to acquire manufacturing facilities. We are establishing, and may continue to establish, additional CMOs for the manufacture LUMRYZ, including drug product manufacturing in the U.S.

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

•submission to the FDA of an NDA for a new drug;

•a determination by the FDA within 60 days of its receipt of an NDA to file the NDA for review;

•satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the API and finished drug product are produced to assess compliance with the FDA's cGMP requirements;

•potential FDA audit of the clinical trial sites that generated the data in support of the NDA;

•payment of user fees for FDA review of the NDA; and

•FDA review and approval of the NDA prior to any commercial marketing or sale of the drug in the U.S.

The data required to support an NDA are generated in two distinct development stages: preclinical and clinical. The preclinical development stage generally involves synthesizing the active component, developing the formulation, and determining the manufacturing process, as well as carrying out non-human toxicology, pharmacology, and drug metabolism studies in the laboratory, which support subsequent clinical testing. The conduct of the preclinical tests must comply with federal regulations, including GLPs. The sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature, and a proposed clinical protocol, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational drug product to humans. The central focus of an IND submission is on patient safety and the general investigational plan and the protocol(s) for human trials. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical trials and places the IND on clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. The FDA also may impose a partial clinical hold that would limit a trial, for example, to certain doses or for a certain length of time or to a certain number of subjects. The FDA may also impose clinical holds on a drug candidate at any time before or during clinical trials due to safety concerns or non-compliance. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that could cause the trial to be suspended or terminated.

The clinical stage of development involves the administration of the drug candidate to human subjects under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor's control, in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection, and exclusion criteria, and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Further, each clinical trial must be reviewed and approved by an independent institutional review board (“IRB”) at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. There are also requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries.

Clinical trials are generally conducted in three sequential phases that may overlap or be combined, known as Phase 1, Phase 2, and Phase 3 trials. Phase 1 trials generally involve a small number of healthy volunteers who are initially exposed to a single dose and then multiple doses of the drug candidate. The primary purpose of these clinical trials is to assess the metabolism, pharmacologic action, side effects, tolerability, and safety of the drug. Phase 2 clinical trials typically involve studies in disease-affected patients to determine the dose required to produce the desired benefits. At the same time, safety and further PK and pharmacodynamics (“PD”) information is collected, as well as identification of possible adverse effects and safety risks and preliminary evaluation of efficacy. Phase 3 trials generally involve large numbers of patients at multiple sites (from several hundred to several thousand subjects) and are designed to provide the data necessary to demonstrate the efficacy of the drug for its intended use, its safety in use, and to establish the overall benefit/risk relationship of the drug and provide an adequate basis for physician labeling. The duration of treatment is often extended to mimic the actual use of a drug during marketing. Generally, two adequate and well-controlled Phase 3 trials are required by the FDA for approval of an NDA. Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials.

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

NDA and the FDA Review Process

Following trial completion, trial data are analyzed to assess safety and efficacy. The results of preclinical studies and clinical trials are then submitted to the FDA as part of an NDA, along with proposed labeling for the drug and information about the manufacturing process and facilities that will be used to ensure drug quality, results of analytical testing conducted on the chemistry of the drug, and other relevant information. The NDA is a request for approval to market the drug and must contain adequate evidence of safety and efficacy, which is demonstrated by extensive preclinical and clinical testing. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a use of a drug, or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational drug product for a particular indication or indications to the satisfaction of the FDA. FDA approval of an NDA must be obtained before a drug may be offered for sale in the U.S.

Under the Prescription Drug User Fee Act (“PDUFA”), as amended, each NDA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. PDUFA also imposes an annual prescription drug product program fee for human drugs. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

Within 60 days following submission of an original NDA, the FDA reviews the application to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any NDA that it deems incomplete or not properly reviewable at the time of submission, including for failure to pay required fees, and may request additional information. In this event, the application must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. The FDA typically makes a decision on whether to accept an NDA for filing within 60 days of receipt. Once the submission is accepted for filing, the FDA begins an in-depth, substantive review of the NDA. Under the performance goals established under the PDUFA, the FDA has agreed to review 90% of standard NDAs for new molecular entities (“NMEs”) in ten months from the filing date and 90% of priority NME NDAs in six months from the filing date. The goals for reviewing standard and priority non-NME NDAs are ten months and six months, respectively, measured from the receipt date of the application. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs, and the review process is often significantly extended by FDA requests for additional information or clarification.

After the NDA submission is accepted for filing, the FDA reviews the NDA to determine, among other things, whether the proposed drug is safe and effective for its intended use, and whether the drug is being manufactured in accordance with cGMP to assure and preserve the drug's identity, strength, quality, and purity. The FDA may refer applications for novel drugs or drug candidates that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation, and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. In the course of its review, the FDA may re-analyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process. The review and evaluation of an NDA by the FDA is extensive and time consuming and may take longer than originally planned to complete, and we may not receive a timely approval, if at all.

Before approving an NDA, the FDA typically conducts a pre-approval inspection of the manufacturing facilities for the new drug to determine whether they comply with cGMPs. The FDA will not approve the drug unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the drug within required specifications. In addition, before approving an NDA, the FDA may also audit data from clinical trials to ensure compliance with GCP requirements. After the FDA evaluates the application, manufacturing process, and manufacturing facilities where the drug product and/or its API will be produced, it may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application is not ready for approval. A Complete Response Letter usually describes all of the specific deficiencies in the NDA identified by the FDA. The Complete Response Letter may require additional clinical data and/or an additional pivotal clinical trial(s), and/or other significant, expensive and time-consuming requirements related to clinical trials, preclinical studies, or manufacturing. If a Complete Response Letter is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, challenge the determination set forth in the letter by requesting a hearing, or withdraw the application. Even if such data and information are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data.

There is no assurance that the FDA will ultimately approve a drug product for marketing in the U.S. If a drug receives marketing approval, the approval may be significantly limited to specific diseases, dosages, or patient subgroups, or the indications for use may otherwise be limited, which could restrict the commercial value of the drug. Further, the FDA may require that certain contraindications, warnings, precautions, or adverse events be included in the drug labeling or may condition the approval of the NDA on other changes to the proposed labeling, development of adequate controls and specifications, or a commitment to conduct post-marketing testing or clinical trials, and surveillance to monitor the effects of approved drugs. For example, the FDA may require Phase 4 testing which involves clinical trials designed to further assess a drug's safety and may require testing and surveillance programs to monitor the safety of approved drugs that have been commercialized. The FDA may also place other conditions on approvals including the requirement for a REMS to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS. The FDA will not approve the NDA without an approved REMS, if required. A REMS could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription, or dispensing of drugs. Drug approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following initial marketing.

Pediatric Information and Exclusivity

Under the Pediatric Research Equity Act (“PREA”), as amended, an NDA or supplement to an NDA for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen, or new route of administration must contain data to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers.

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

Prescription drug advertising is subject to federal, state, and foreign regulations. In the U.S., the FDA regulates prescription drug promotion, including direct-to-consumer advertising. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use. Any distribution of prescription drugs and pharmaceutical samples must comply with the U.S. Prescription Drug Marketing Act (“PDMA”), a part of the FDCA. The Drug Supply Chain Security Act (“DSCSA”) was enacted in 2013 with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the U.S. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers over a 10-year period that is expected to culminate in November 2023. The law’s requirements include the quarantine and prompt investigation of a suspect product to determine if it is illegitimate, and notifying trading partners and the FDA of any illegitimate product. Drug manufacturers and other parties involved in the supply chain for prescription drug products must also comply with product tracking and tracking requirements, such as placing a unique product identifier on prescription drug packages. This identifier consists of the National Drug Code, serial number, lot number, and expiration date, in the form of a 2-dimensional data matrix barcode that can be read by humans and machines.

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

The FDA may issue enforcement letters or withdraw the approval of the product if compliance with regulatory requirements and standards is not maintained or if problems occur after the drug or biologic reaches the market. Corrective action could delay drug or biologic distribution and require significant time and financial expenditures. Later discovery of previously unknown problems with a drug or biologic, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may require revisions to the approved labeling to add new safety information, including the addition of new warning and contraindications; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

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

U.S. Marketing Exclusivity

Marketing exclusivity provisions under the FDCA can delay the submission or the approval of certain marketing applications for competing products. The FDCA provides a five-year period of non-patent marketing exclusivity within the U.S. to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application (“ANDA”) or a 505(b)(2) NDA submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovator drug or for another indication. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder. The FDCA also provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA, if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages, or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) applications for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Other Regulatory Matters

Manufacturing, sales, promotion, and other activities following drug approval are also subject to regulation by numerous regulatory authorities in addition to the FDA, including, in the U.S., the Centers for Medicare & Medicaid Services (“CMS”), other divisions of the U.S. Department of Health and Human Services (“HHS”), the DEA for controlled substances, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency, and state and local governments. In the U.S., sales, marketing, and scientific/educational programs must also comply with state and federal fraud and abuse laws. Pricing and rebate programs must comply with the Medicaid rebate requirements of the U.S. Omnibus Budget Reconciliation Act of 1990 and more recent requirements in the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act of 2010 (or collectively, the “ACA”). If drugs are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. The handling of any controlled substances must comply with the U.S. Controlled Substances Act and Controlled Substances Import and Export Act. Drugs must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. Manufacturing, sales, promotion, and other activities are also potentially subject to federal and state consumer protection and unfair competition laws.

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

Other Regulation

Controlled Substances Regulations

Narcotics and other APIs, such as sodium oxybate, are “controlled substances” under the CSA. The CSA Title II of the Comprehensive Drug Abuse Prevention and Control Act of 1970, regulates the manufacture and distribution of narcotics and other controlled substances, including stimulants, depressants and hallucinogens in the U.S. The CSA is administered by the DEA, a division of the U.S. Department of Justice, and is intended to prevent the abuse or diversion of controlled substances into illicit channels of commerce. The DEA classifies controlled substances into five schedules. Schedule I substances by definition have a high potential for abuse, have no currently “accepted medical use” in the U.S., lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the U.S. Pharmaceutical products approved for use in the U.S. may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse. The API in LUMRYZ, sodium oxybate, is a Schedule I controlled substance in the U.S., and LUMRYZ, if granted final FDA approval, will be a Schedule III controlled substance in the U.S.

For drugs manufactured in the U.S., the DEA establishes annually an aggregate quota for the amount of substances within Schedules I and II that may be manufactured or produced in the U.S. based on the DEA’s estimate of the quantity needed to meet legitimate medical, scientific, research and industrial needs. The quotas apply equally to the manufacturing of the API and production of dosage forms. The DEA may adjust aggregate production quotas a few times per year, and individual manufacturing or procurement quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments for individual companies.

The DEA limits the quantity of certain Schedule I controlled substances that may be manufactured and procured in the U.S. in any given calendar year through a quota system and, as a result, quotas from the DEA are required in order to manufacture sodium oxybate and LUMRYZ in the U.S. Accordingly, we require DEA quotas for sodium oxybate and LUMRYZ, until approved, if ever, by the FDA.

If granted final FDA approval, LUMRYZ is anticipated to be classified as a Schedule III controlled substance and subject to DEA import volume limits and state regulations relating to manufacturing, storage, distribution and physician prescription procedures, including limitations on prescription refills. In addition, the third parties who perform our clinical and commercial manufacturing, distribution, dispensing and clinical studies for LUMRYZ are required to maintain necessary DEA registrations and state licenses. The DEA periodically inspects facilities for compliance with its rules and regulations.

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

•The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it;

•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their respective implementing regulations, which impose, among other things, specified requirements relating to the privacy, security and transmission of individually identifiable health information held by covered entities and their business associates as well as their covered subcontractors. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;

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

Since its enactment, there have been numerous judicial, administrative, executive, and legislative efforts to expand, repeal, replace or modify the ACA, some of which have been successful, in part, in modifying the law, as well as court challenges to the constitutionality of the law. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021, through August 15, 2021, for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business.

Prior to the Biden administration, on October 13, 2017, former President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the ACA. The former Trump administration concluded that cost-sharing reduction (“CSR”), payments to insurance companies required under the ACA have not received necessary appropriations from Congress and announced that it will discontinue these payments immediately until those appropriations are made. Several state attorneys general filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. On August 14, 2020, the U.S. Court of Appeals for the Federal Circuit ruled in two separate cases that the federal government is liable for the full amount of unpaid CSRs for the years preceding and including 2017. For CSR claims made by health insurance companies for years 2018 and later, further litigation will be required to determine the amounts due, if any. Further, on June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued the payments were owed to them. On April 27, 2020, the United States Supreme Court reversed the U.S. Court of Appeals for the Federal Circuit's decision and remanded the case to the U.S. Court of Federal Claims, concluding the government has an obligation to pay these risk corridor payments under the relevant formula. It is unclear what impact these rulings will have on our business.

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

•On December 20, 2019, former President Trump signed into law the Further Consolidated Appropriations Act (“H.R. 1865”), which repealed the Cadillac tax, the health insurance provider tax, and the medical device excise tax. It is impossible to determine whether similar taxes could be instated in the future.

There has been heightened governmental scrutiny in the U.S. of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. At a federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section

804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation (“MFN”) Model under which Medicare Part B reimbursement rates would have been be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. However, on December 29, 2021, CMS rescinded the Most Favored Nations rule. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

There have been several changes to the 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. On December 27, 2018, the District Court for the District of Columbia invalidated a reimbursement formula change under the 340B drug pricing program, and CMS subsequently altered the fiscal years 2019 and 2018 reimbursement formula on specified covered outpatient drugs (“SCODs”). The court ruled this change was not an “adjustment” which was within the secretary of HHS’s discretion to make but was instead a fundamental change in the reimbursement calculation. However, most recently, on July 31, 2020, the U.S. Court of Appeals for the District of Columbia Circuit overturned the district court’s decision and found that the changes were within the Secretary’s authority. On September 14, 2020, the plaintiffs-appellees filed a Petition for Rehearing En Banc (i.e., before the full court), but was denied on October 16, 2020. Plaintiffs-appellees filed a petition for a writ of certiorari at the Supreme Court on February 10, 2021. On July 2, 2021, the Supreme Court granted the petition. It is unclear how these developments could affect covered hospitals who might purchase our future products and affect the rates we may charge such facilities for our approved products in the future, if any.

Individual states in the U.S. have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Human Capital Resources

At Avadel, the way we work is as important as the results we achieve. Our global organization fosters an entrepreneurial environment, where purpose, innovation, integrity, and collaboration come together to transform medicines to transform lives. Our organization fosters our culture based on being relentless for patients, having confidence with humility, being courageous, taking insight to impact and togetherness (the “Avadel Values”). In everything we do, we live the Avadel Values so we can be the best for our patients, our community, and each other. Success for us is defined through how we improve the lives of patients and how we achieve our objectives as one team.

We are committed to offering employees a rewarding and entrepreneurial work experience where patients are at the center of everything we do. Our people are our greatest competitive advantage, and our values serve as the foundation of our culture. We consider our relations with our employees to be good and are focused on maintaining a highly engaged and motivated workforce.

Employee Demographics

As of December 31, 2022, we had approximately 41 full-time employees. None of our employees are subject to a union or other collective bargaining agreement. In addition to our employees, we contract with third parties in certain areas of the business such as clinical, regulatory, and manufacturing. We expect to continue to build and grow our organizational capabilities with a focus on talent attraction, development, engagement, and retention.

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

Avadel is committed to facilitating an open, honest, inclusive, transparent, and productive work environment where we work together as ONE team and ONE culture to be our best for patients, customers, and each other. Avadel is committed to equal employment opportunities and non-discrimination in employment. We believe that all employees and applicants should be treated with courtesy, dignity, and respect. Avadel does not discriminate in employment on the basis of race, color, religion, sex, sexual orientation, national origin, age, disability, genetic information, marital status, ancestry, gender, gender identity, pregnancy, status as a covered veteran, or any other characteristic protected by federal, state, and/or local law. It is our intent to comply with federal, state, and local laws, regulations, and guidelines in our employment practices and in our service to our clients. This policy applies to all terms and conditions of employment including, but not limited to, hiring, placement, promotion, termination, layoff, recall, transfer, leaves of absence, compensation, and training.

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

An NDA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. An NDA must also include significant information regarding the chemistry, manufacturing and controls for the product. Obtaining approval of an NDA is a lengthy, expensive and uncertain process, and we may not be successful in obtaining approval. For example, we submitted an NDA to the FDA for LUMRYZ for the treatment of cataplexy or EDS in adults with narcolepsy in December 2020 through the Section 505(b)(2) regulatory pathway. In February 2021, the FDA assigned LUMRYZ a PDUFA target action date of October 15, 2021. In October 2021, the FDA notified us that its review was still ongoing and action would not be taken by the PDUFA date. On May 24, 2022, we were notified by the FDA that the LUMRYZ NDA patent statement pertaining to the REMS Patent was deemed inappropriate. As such, the FDA requested the Company add a certification to the REMS Patent to its NDA. On June 29, 2022, we announced that we had submitted a Paragraph IV patent certification pertaining to the REMS Patent to LUMRYZ’s NDA. On July 15, 2022, Jazz filed a patent infringement suit in the U.S. District Court for the District of Delaware (“the Delaware Court”) asserting that LUMRYZ will infringe at least one claim of that patent. The filing of that lawsuit triggered a regulatory stay on FDA approval of LUMRYZ. On July 18, 2022, we received tentative approval from the FDA for LUMRYZ for the treatment of cataplexy or EDS in adults suffering from narcolepsy. On November 18, 2022, pursuant to a motion requesting same as well as briefing and arguments of the parties, the Delaware Court issued an order requiring Jazz to request delisting of the REMS Patent from FDA’s Orange Book. Jazz appealed the Delaware Court’s decision to the U.S. Court of Appeals for the Federal Circuit (“Federal Circuit”), which resulted in a stay of the Delaware Court’s order pending appeal. On February 24, 2023, the Federal Circuit issued an opinion affirming the Delaware Court’s decision and ordered Jazz to request delisting of the REMS Patent from FDA’s Orange Book within 14 days of the Federal Circuit’s decision. On February 28, 2023, Jazz complied with the order of the Federal Circuit and provided a written submission to the FDA requesting delisting of the REMS Patent from FDA’s Orange Book. On March 1, 2023, we submitted an amendment to our NDA for LUMRYZ requesting final FDA approval for LUMRYZ. Our receipt of tentative approval and filing of our amendment requesting final approval does not mean we will receive final FDA approval for the LUMRYZ NDA in a timely manner or at all. For example, Xywav was approved on June 21, 2020 and granted seven years of orphan drug exclusivity for the treatment of cataplexy or EDS in patients 7 years of age and older with narcolepsy. In the event the FDA determines LUMRYZ to be the same drug product as Xywav, the FDA would require us to demonstrate that LUMRYZ is clinically superior to Xywav, and therefore not subject to unexpired orphan drug exclusivity, before it grants final approval to our NDA. In the event the FDA determines LUMRYZ to be a different drug product than Xywav, then any unexpired orphan drug exclusivity would not be relevant to a final approval decision for LUMRYZ. Under a scenario in which the FDA determines LUMRYZ and Xywav to be the same drug products and subsequently finds LUMRYZ to be clinically superior to Xywav, then the unexpired Xywav orphan drug exclusivity could not block a final approval decision for LUMRYZ. Under a similar scenario in which the FDA determines LUMRYZ and Xywav to be the same drug products but subsequently finds LUMRYZ not to be clinically superior to Xywav, then we would not be granted final approval of LUMRYZ until the sooner of i) a successful reversal of the FDA’s decision or ii) the expiration of orphan drug exclusivity for Xywav on July 21, 2027. In addition, a drug product that is granted tentative approval, like LUMRYZ, may be subject to additional review before final approval. The FDA’s tentative approval of LUMRYZ was based on information available to the FDA at the time of the tentative approval letter (i.e., information in the application and the status of current good manufacturing practices of the facilities used in the manufacturing and testing of the drug product) and is therefore subject to change on the basis of new information that may come to the FDA’s attention. We cannot legally market LUMRYZ in the U.S. until we obtain final approval from the FDA. Any delay or setback in obtaining final approval or the commercialization of our lead product candidate will adversely affect our business.

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
•may approve our product candidate for fewer or more limited indications than we request, or may grant approval contingent on the performance of costly post-approval clinical trials;
•may not determine that our product candidate is clinically superior to any previously approved same drug;
•may change its approval policies or adopt new regulations; or
•may not approve the labeling claims that we believe are necessary or desirable for the successful commercialization of our product candidate.

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

Our business is significantly dependent on the successful development, regulatory approval and commercialization of LUMRYZ, our only product candidate.

We have invested substantially all of our efforts and financial resources in the development of LUMRYZ, which has not yet been approved for sale or commercial use. Currently, LUMRYZ is our only product candidate and we have not licensed, acquired, or invented any other product candidates for preclinical or clinical evaluation. This may make an investment in our company riskier than similar companies that have multiple product candidates in active development and that therefore may be able to better sustain a failure of a lead candidate. The success of our business, including our ability to finance our company and generate any revenue in the future, will, at this point, depend entirely on the regulatory approval and commercialization of LUMRYZ, which may never occur. Any failure to obtain regulatory approval of LUMRYZ would have a material and adverse impact on our business. Even if we successfully obtain regulatory approvals to market LUMRYZ, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval. If the markets or patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of LUMRYZ, even if approved.

The commercial success of LUMRYZ will depend on a number of factors, including the following:

•the timely receipt of necessary marketing approvals from the FDA and similar foreign regulatory authorities;
•our ability to raise any additional required capital to support the commercialization on acceptable terms, or at all;
•our ability to consistently manufacture LUMRYZ on a timely basis;
•our ability to secure and maintain from the U.S. DEA our annual quota for LUMRYZ API;
•our ability to successfully to develop and implement a REMS for the safe use of LUMRYZ;
•the prevalence, duration and severity of potential side effects or other safety issues that patients may experience with LUMRYZ;
•achieving and maintaining, and, where applicable, ensuring that our third-party contractors achieve and maintain, compliance with our contractual obligations and with all regulatory requirements applicable to LUMRYZ;
•the differentiation of LUMRYZ from other available approved, or investigational, drugs and treatments of cataplexy or EDS in adults with narcolepsy, and the willingness of physicians, operators of hospitals and clinics and patients to adopt and utilize LUMRYZ’s once-at-bedtime formulation;
•our ability to successfully develop a commercial strategy and thereafter commercialize LUMRYZ in the U.S. and internationally, if approved for marketing, sale and distribution in such countries and territories, whether alone or in collaboration with others;
•the availability of coverage and adequate reimbursement from managed care plans, private insurers, government payors (such as Medicare and Medicaid and similar foreign authorities) and other third-party payors for LUMRYZ;
•patients’ ability and willingness to pay out-of-pocket for LUMRYZ, if granted final approval by the FDA, in the absence of coverage and/or adequate reimbursement from third-party payor;
•acceptance by physicians, payors and patients of the benefits, safety and efficacy of LUMRYZ, if granted final approval by the FDA;
•patient demand for LUMRYZ, if granted final approval by the FDA;
•our ability to establish and enforce intellectual property rights in and to LUMRYZ; and
•our ability to avoid third-party patent interference, intellectual property challenges or intellectual property infringement claims.

These factors, many of which are beyond our control, could cause us to experience significant delays or an inability to obtain regulatory approvals or commercialize LUMRYZ. Even if regulatory approvals are obtained, we may never be able to successfully commercialize LUMRYZ. Accordingly, we cannot provide assurances that we will be able to generate sufficient revenue through the sale of LUMRYZ to continue our business or achieve profitability.

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

Even if our product candidates and current drug delivery technologies appear promising during development, there may not be successful commercial applications developed for them for a number of reasons, including:

•the FDA, the European Medicines Agency (“EMA”), the competent authority of a European Union (“EU”) Member State or an IRB, or an Ethics Committee (EU equivalent to IRB), or our partners may delay or halt applicable clinical trials;
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

If we are not able to use the 505(b)(2) regulatory approval pathway for the regulatory approval of LUMRYZ or if the FDA requires additional clinical or nonclinical data to support an NDA under Section 505(b)(2) than we previously anticipated, it will likely take significantly longer, cost significantly more and be significantly more complicated to gain FDA approval for LUMRYZ, and in any case may not be successful.

We submitted an NDA to the FDA for LUMRYZ for the treatment of cataplexy or EDS in adults with narcolepsy in December 2020 through the Section 505(b)(2) regulatory pathway. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Amendments, added Section 505(b)(2) to the FDCA. In general, Section 505(b)(2) allows an applicant to rely on the FDA’s prior findings of safety or effectiveness for a listed drug only to the extent that the proposed product in the 505(b)(2) application shares common characteristics with the listed drug, or on published literature that the applicant believes supports the safety or efficacy of its proposed product but for which it does not have a right of reference for the underlying data. The 505(b)(2) application must include sufficient data to support differences between the listed drug and the proposed drug in the 505(b)(2) application. If the FDA does not agree that the 505(b)(2) regulatory pathway is appropriate or scientifically justified for LUMRYZ, we may need to conduct additional clinical trials, provide additional data and information and meet additional standards for regulatory approval. Specifically, the FDA may not agree that we have provided a scientific bridge, through, for example, comparative bioavailability data, to demonstrate that reliance on the prior findings of safety or efficacy for a listed drug is justified. Although the active ingredient in LUMRYZ, sodium oxybate, is approved for the treatment of cataplexy or EDS in patients 7 years of age and older with narcolepsy, it has not previously been approved or demonstrated to be safe for once-at-bedtime administration in these indications. If we are unable to establish a bridge between LUMRYZ and the listed drug upon which we rely to demonstrate that such reliance is justified, we may be required to show safety and efficacy through one or more additional clinical trials. In addition, if we are unable to utilize the 505(b)(2) pathway, the time and financial resources required to obtain FDA approval for LUMRYZ would likely increase substantially. Moreover, the inability to utilize the 505(b)(2) regulatory pathway could result in new competitive products reaching the market faster than LUMRYZ, which could materially adversely impact its competitive position and prospects.

Even if we are successful in pursuing the 505(b)(2) regulatory pathway for LUMRYZ, we cannot assure you that we will receive the requisite or timely approval for commercialization of LUMRYZ. Although the Section 505(b)(2) pathway allows us to rely in part on the FDA’s prior findings of safety or efficacy for approved listed drugs or on published literature for which we do not have a right of reference, the FDA may determine that prior findings by the FDA or the published literature that we believe supports the safety or efficacy of LUMRYZ is insufficient or not applicable to our application or that additional studies will need to be conducted. To the extent that we are relying on the 505(b)(2) regulatory pathway based on the approval of a listed drug for a similar indication, the FDA may require that we include in the labeling of LUMRYZ, if granted final approval by the FDA, some or all of the safety information that is included in the labeling of the approved listed drug. For example, the labels of current FDA-approved sodium oxybate products include a black box warning regarding risks of central nervous system depression and abuse and misuse. Moreover, even if LUMRYZ is granted final approval by the FDA via the 505(b)(2) regulatory pathway, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to other conditions of approval, or may contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product, such as a REMS, which is a risk mitigation plan which could include medication guides, physician communication plans, or elements to assure safe use (“ETASU”), such as restricted distribution methods, patient registries and other risk minimization tools.

Our business depends heavily on our ability to successfully commercialize LUMRYZ in the U.S. and in other jurisdictions where we may obtain marketing approval. There is no assurance that our commercialization efforts with respect to LUMRYZ, if granted final approval by the FDA, will be successful or that we will be able to generate revenues at the levels or on the timing we expect, or at levels or on the timing necessary to support our goals.

Our business currently depends heavily on our ability to successfully commercialize LUMRYZ for the treatment of cataplexy or EDS in adults with narcolepsy in the U.S. and in other jurisdictions where we may obtain marketing approval. Even if we obtain marketing approval for LUMRYZ, we may never be able to successfully commercialize our product or meet our expectations with respect to revenues. There is no guarantee that the infrastructure, systems, processes, policies, relationships, and materials we are building for the commercialization of LUMRYZ in the U.S., or that we may build for other jurisdictions where we may obtain marketing approval, will be sufficient for us to achieve success at the levels we expect. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, or if we are unable to do so on commercially reasonable terms, our business, results of operations, financial condition and prospects will be materially adversely affected. We may encounter issues, delays or other challenges in launching or commercializing LUMRYZ, if granted final approval by the FDA. For example, our results may be negatively impacted if we have not adequately sized our field teams or if our targeting strategy is inadequate or if we encounter deficiencies or inefficiencies in our infrastructure or processes.

We may encounter issues and challenges in commercializing LUMRYZ, if granted final approval by the FDA, and generating sufficient revenues to result in a profit. We may also encounter challenges related to reimbursement of LUMRYZ, including potential limitations in the scope, breadth, availability, or amount of reimbursement covering LUMRYZ. Similarly, healthcare settings or patients may determine that the financial burdens of treatment are not acceptable. We may face other limitations or issues related to the price of LUMRYZ. Our results may also be negatively impacted if we have not adequately sized our field teams or our physician segmentation and targeting strategy is inadequate or if we encounter deficiencies or inefficiencies in our infrastructure or processes. Other factors that may hinder our ability to successfully commercialize LUMRYZ, if granted final approval by the FDA, and generate sufficient revenues to result in a profit, include:

•the acceptance of LUMRYZ by patients and the medical community;
•the ability of our third-party manufacturer(s) to manufacture commercial supplies of LUMRYZ in sufficient quantities at acceptable costs, to remain in good standing with regulatory agencies, maintain applicable registrations and licenses, and to maintain commercially viable manufacturing processes that are, to the extent required, compliant with cGMP regulations;
•our ability to remain compliant with laws and regulations that apply to us and our commercial activities;
•FDA- or other foreign regulatory agency-mandated package insert requirements and successful completion of any related FDA or other foreign regulatory agency post-marketing requirements, including a REMS;
•the actual market size for LUMRYZ, which may be different than expected;
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
•our ability to effectively complete with other therapies; and
•our ability to maintain, enforce, and defend third party challenges to our intellectual property rights in and to LUMRYZ.

Any of these issues could impair our ability to successfully commercialize our product, if approved, or to generate sufficient revenues to result in a profit or to meet our expectations with respect to the amount or timing of revenues or profits. Any issues or hurdles related to our commercialization efforts may materially adversely affect our business, results of operations, financial condition, and prospects. Even if granted final approval, there is no guarantee that we will be successful in our commercialization efforts with respect to LUMRYZ. We may also experience significant fluctuations in sales of LUMRYZ from period to period and, ultimately, we may never generate sufficient revenues from LUMRYZ to reach or maintain profitability or sustain our anticipated levels of operations. On March 29, 2023, we executed a royalty purchase agreement with RTW Investments, L.P. (“RTW”) that could provide us up to $75,000 of royalty financing (the “Royalty Purchase Agreement”). Even if we are able to successfully commercialize LUMRYZ, certain obligations we have to third parties, including, without limitation, our obligation to pay RTW royalties on certain LUMRYZ revenues under the Royalty Purchase Agreement, may reduce the profitability. Any inability on our part to successfully commercialize LUMRYZ in the U.S. and any other international markets where it may be approved or any significant delay, could have a material adverse impact on our ability to execute upon our business strategy.

Clinical development of drugs is costly and time-consuming, and the outcomes are uncertain. A failure to prove that LUMRYZ is safe and effective in clinical trials could materially and adversely affect our business, financial condition, results of operations and growth prospects.

Clinical trials are expensive and can take many years to complete, and the outcome is uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical testing. For example, we are currently conducting the RESTORE study to examine the long-term safety and maintenance of efficacy of LUMRYZ in patients with narcolepsy who participated in our REST-ON trial, as well as dosing and preference data for patients switching from twice-nightly sodium oxybate to once-at-bedtime LUMRYZ regardless if they participated in REST-ON or not. In May 2021, inclusion criteria were expanded to allow for oxybate naïve patients to enter the study. If any participants in the RESTORE study report any serious adverse events that are deemed to be related to LUMRYZ or if LUMRYZ is not observed to have long-term efficacy, our business, financial condition, results of operations and growth prospects could be material and adversely affected.

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
•adding new sites; or
•obtaining clinical materials or manufacturing sufficient quantities of LUMRYZ for use in clinical trials.

We have limited experience as a commercial drug company targeting an orphan drug disease and the marketing and sale of LUMRYZ, if granted final approval by the FDA, may be unsuccessful or less successful than anticipated.

We have limited experience as a commercial drug company targeting an orphan disease and there is limited information about our ability to successfully overcome many of the risks and uncertainties encountered by companies commercializing drugs in the biopharmaceutical industry. To execute our business plan, in addition to successfully obtaining marketing approval and marketing and selling LUMRYZ, we will need to successfully:

•establish and maintain our relationships with healthcare providers who will be treating the patients who may receive our drug;
•obtain adequate pricing and reimbursement for LUMRYZ;
•develop and maintain successful strategic alliances; and
•manage our spending as costs and expenses increase due to marketing approvals and commercialization in multiple jurisdictions, if granted final approval by the FDA.

If we are unsuccessful in accomplishing these objectives, we may not be able to successfully commercialize LUMRYZ, raise capital, expand our business or continue our operations.

Our relationships with healthcare providers, physicians, prescribers, purchasers, third-party payors, charitable organizations and patients will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of biotechnology and biopharmaceutical products. Arrangements with third-party payors and customers can expose biotechnology and biopharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute (“AKS”), and the federal False Claims Act (“FCA”), which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute biotechnology and biopharmaceutical products. In particular, the research of our product candidates, as well as the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. See the section entitled, “Business — Government Regulation — Healthcare laws”.

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

Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which drugs and treatments they will cover and the amount of reimbursement. Coverage and reimbursement by a third-party depend upon a number of factors.

In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. As a result, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our products on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. In the United States, the principal decisions about reimbursement for new medicines are typically made by the CMS. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Additionally, third-party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of product candidates, once approved. Patients are unlikely to use our product candidates, once approved, unless coverage is provided and reimbursement is adequate to cover a significant portion of their cost. There is significant uncertainty related to insurance coverage and reimbursement of newly approved products. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our product candidates.

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

Moreover, increasing efforts by governmental and other third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. There has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs.

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

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the EU provides options for its Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. A Member State may approve a specific price for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, products launched in the European Union do not follow price structures of the U.S. and generally prices tend to be significantly lower.

Ongoing healthcare legislative and regulatory reform measures may have a material adverse effect on our business and results of operations.

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

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. There has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.

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

LUMRYZ, if successfully developed and approved, may cause undesirable side effects that limit the commercial profile or result in other significant negative consequences for approved products; or delay or prevent further development or regulatory approval with respect to product candidates or new indications, or cause regulatory authorities to require labeling statements, such as boxed warnings.

Undesirable side effects caused by LUMRYZ, if successfully developed and approved, could limit the commercial profile of LUMRYZ or result in significant negative consequences such as a more restrictive label or other limitations or restrictions. Undesirable side effects caused by LUMRYZ could cause us or regulatory authorities to interrupt, delay or halt non-clinical studies and clinical trials or could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities.

Clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients and limited duration of exposure, certain side effects of LUMRYZ may only be uncovered with a significantly larger number of patients exposed to the drug, and those side effects could be serious or life-threatening. If we or others identify undesirable side effects caused by LUMRYZ (or any other similar drugs), a number of potentially significant negative consequences could result, including:

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
•we may decide to remove LUMRYZ from the marketplace;
•we could be sued and held liable for injury caused to individuals exposed to or taking LUMRYZ; and
•our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of LUMRYZ, if granted final approval by the FDA, and could substantially increase the costs of commercializing LUMRYZ and significantly impact our ability to successfully commercialize LUMRYZ and generate revenues.

We may incur significant liability if governmental authorities allege or determine that we are engaging in commercial activities or promoting LUMRYZ in a way that violates applicable regulations.

Physicians have the discretion to prescribe drug products for uses that are not described in the product’s labeling and that differ from those approved by the FDA or other applicable regulatory agencies. Off-label uses are common across medical specialties. Although the FDA and other regulatory agencies do not regulate a physician’s choice of treatments, the FDA and other regulatory agencies regulate a manufacturer’s communications regarding off-label use and prohibit off-label promotion, as well as the dissemination of false or misleading labeling or promotional materials. Manufacturers may not promote drugs for off-label uses. Accordingly, if LUMRYZ is granted final approval by the FDA, we may not promote LUMRYZ in the U.S. for any indications other than its FDA-approved indication. The FDA and other regulatory and enforcement authorities actively enforce laws and regulations prohibiting promotion of off-label uses and the promotion of products for which marketing approval has not been obtained. A company that is found to have improperly promoted off-label uses, including promoting unapproved dosing regimens, may be subject to significant liability, which may include civil and administrative remedies as well as criminal sanctions.

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

Obtaining and maintaining regulatory approval of LUMRYZ in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of LUMRYZ in other jurisdictions.

Obtaining and maintaining regulatory approval of LUMRYZ in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of LUMRYZ, comparable regulatory authorities in foreign jurisdictions must also approve LUMRYZ in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the U.S., including additional preclinical studies or clinical trials, as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the U.S., a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of LUMRYZ in certain countries. If we fail to comply with the regulatory requirements in international markets or receive applicable marketing approvals, our market will be reduced and our ability to realize the full market potential of LUMRYZ will be harmed.

Laws and regulations governing international operations we have and may expand in the future may preclude us from developing, manufacturing, and selling certain product candidates and products outside of the U.S. and require us to develop and implement costly compliance programs.

As we seek to expand our operations outside of the U.S., we must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate. The Foreign Corrupt Practices Act (“FCPA”) prohibits any U.S. individual or business from paying, offering, authorizing payment, or offering anything of value, directly or indirectly, to any foreign official, political party, or candidate for the purpose of influencing any act or decision of such third party in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the U.S. to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the company, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

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

The costs of compliance with privacy and security laws, including protecting electronically stored information from cyber-attacks, and potential liability associated with any compliance failures could adversely affect our business, financial condition and results of operations. We are subject to various domestic and international privacy and security regulations, including but not limited to HIPAA and the General Data Protection Regulation (“GDPR”) (Regulation EU 2016/679). HIPAA mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. In addition, many U.S. states have enacted comparable laws addressing the privacy and security of health information, some of which are more stringent than HIPAA. GDPR requires us to ensure personal data collected by us is gathered legally and under strict conditions and to protect such personal data from misuse and exploitation. If we fail to comply with HIPAA, GDPR or other similar laws, we will face significant fines and penalties that could adversely affect our business, financial condition and results of operations.

Risks Related to Our Financial Position and Capital Requirements

We incurred a net loss in 2022 and we will likely incur a net loss in 2023, and if we are not able to achieve profitability in the future, the value of our shares may fall.

We incurred a net loss of $137,464 for the year ended December 31, 2022. We do not expect to become profitable in the near future and may never achieve profitability. The amount of our future net losses or net profitability will depend, in part, on the rate of our future expenditures and our ability to recognize revenues from the commercialization of LUMRYZ, if granted final approval by the FDA. We have devoted significant financial resources to research and development, including our clinical development activities, and the pursuit of regulatory approval for LUMRYZ. If we obtain marketing approval, our future revenues will depend upon the size of any markets in which LUMRYZ and any future products have received approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payors and adequate market share for our product and any future products in those markets. In addition, we are in the process of building a sales organization and supporting commercial infrastructure and, accordingly, we will incur significant expenses in advance of generating any commercial product sales. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Our ability to operate profitably depends upon a number of factors, many of which are beyond our direct control. These factors include:

•the timely receipt of approval from the FDA for the commercialization of LUMRYZ;
•our ability to obtain, build and expand manufacturing capacity, including capacity at third-party manufacturers;
•the effectiveness of our sales and marketing strategy;
•the demand and market size for LUMRYZ;
•the level of product and price competition for LUMRYZ;
•our ability to develop new partnerships and additional commercial applications for LUMRYZ and any future product candidates;
•our ability to control our costs;
•the initiation of additional research, preclinical, clinical or other programs as we seek to identify and validate additional product candidates;
•our ability to acquire or in-license other product candidates and technologies;
•our ability to maintain, protect and expand our intellectual property portfolio;
•general economic conditions.

Even if the FDA grants final approval of our NDA for LUMRYZ, we may never recognize revenue in amounts sufficient to achieve and maintain profitability. The net losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. In any particular quarter or quarters, our operating results could be below the expectations of securities analysts or investors, which could cause our stock price to decline.

We will require additional financing to repay the outstanding $21,187 aggregate principal amount of our October 2023 Notes and to develop and commercialize our product candidate and implement our operating plans, which may not be available on favorable terms or at all, and which may result in dilution of the equity interest of the holders of ADSs.

We do not currently have sufficient available liquidity to repay the outstanding $21,187 aggregate principal amount of our October 2023 Notes, and we are evaluating various financing strategies to obtain sufficient additional liquidity to meet our operating, debt service and capital requirements for the next twelve months following the date of this Annual Report. The potential sources of financing that we are evaluating include one or any combination of royalty financing, secured or unsecured debt, convertible debt and equity. In addition, our financing strategy could include refinancing or negotiating new terms for the October 2023 Notes. We also currently have authorized and available for use our at-the-market (“ATM”) offering program.

We also expect to require additional financing to fund the development and commercialization of LUMRYZ, if granted final approval by the FDA, and possible acquisition of new products and businesses. We may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize LUMRYZ, if granted final approval by the FDA. If we cannot obtain financing when needed, or obtain it on favorable terms, we may be required to curtail our plans to continue to develop drug delivery technologies, develop new products, or acquire additional products and businesses. Other factors that will affect future capital requirements and may require us to seek additional financing include:

•the development and acquisition of new products and drug delivery technologies;
•the progress of our research and product development programs; and
•the timing of, and amounts received from, future product sales, product development fees and licensing revenue and royalties.

If adequate funds are not available, we may be required to significantly reduce or refocus our product development efforts, resulting in loss of sales, increased costs and reduced revenues. Alternatively, to obtain needed funds for acquisitions or operations, we may seek to issue additional ADSs representing our ordinary shares, or issue equity-linked debt, or we may choose to issue preferred shares, in either case through public or private financings. Additional funds may not be available on terms that are favorable to us and, in the case of such equity or equity-linked financings, may result in dilution to the holders of ADSs. We could also be required to seek funds through arrangements with collaborative partners and we may be required to relinquish rights to some of our product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

We may be required to or choose to obtain further funding through public equity or equity linked offerings, debt financings, royalty-based financing arrangements, collaborations and licensing arrangements or other sources. To the extent that we raise additional capital through the sale of equity, convertible debt securities or other equity-based derivative securities, investors will be diluted and new investors could gain rights, preferences and privileges senior to the holders of our ADSs. Furthermore, the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our ADSs to decline and existing shareholders may not agree with our financing plans or the terms of such financings. If we raise additional funds through collaborations or marketing, distribution or licensing, or royalty-based financing arrangements with third parties, we may have to relinquish valuable rights to future revenue streams or product candidates or grant licenses on terms that may not be favorable to us.

Our ability to obtain additional financing may be limited by the terms of our financing arrangements and the provisions of Irish law.

Restrictions in our existing and future financing arrangements and mandatory provisions of Irish law may adversely affect our ability to obtain additional financing. For example, the indenture for our Notes contains covenants that limit our ability to engage in specified transactions, including prohibiting us from incurring additional secured or unsecured debt, paying dividends or redeeming equity securities. Future debt agreements or other financing arrangements may include similar or more restrictive terms that limit our ability to raise additional financing when needed. In addition, Irish law requires that our directors must have specific authority from shareholders to allot and issue new shares generally, or to issue new shares for cash to new shareholders without offering such shares to existing shareholders pro-rata to their existing holdings (including, in each case, rights to subscribe for or otherwise acquire any shares), even where such shares form part of our authorized but unissued share capital. At our 2021 annual general meeting of shareholders, our shareholders renewed such authorizations, subject to certain parameters, for a period expiring December 20, 2026. Irish law also provides that, in the event of an actual or potential takeover offer being made for us, various actions, including issuing shares, options or convertible securities, material acquisitions or disposals, entering into contracts other than in the ordinary course of business or any action, other than seeking alternative offers, may be prohibited unless approved by our shareholders or the Irish Takeover Panel. These restrictions may prevent or delay us from taking actions that we believe are in our best interest or from obtaining financing on favorable terms, in adequate amounts or at all, which may adversely impact our results of operations and financial condition.

Our net loss and use of cash in operating activities may limit our ability to fully pursue our business strategy.

We reported net loss of $137,464 in 2022. We reported cash used in operating activities of $70,304. Cash and marketable securities as of December 31, 2022 totaled $96,499. Our business strategy is to primarily focus on the development and potential final FDA approval of LUMRYZ for the treatment of cataplexy or EDS in adults with narcolepsy. The successful pursuit of all components of our strategy will require substantial financial resources, and there can be no assurance that our existing cash and marketable securities assets and the cash generated by our operations will be adequate for these purposes. We will likely incur a net loss in 2023 and, if we use existing cash and marketable securities, there is no guarantee that we would be able to generate additional cash through our operations or through financing. Failure to implement any component of our strategy may prevent us from achieving profitability in the future or may otherwise have a material adverse effect on our financial condition and results of operation.

Uncertainties relating to our ability to procure additional debt, equity or other financing prior to the maturity of our outstanding exchangeable senior notes raises substantial doubt about our ability to continue as a going concern.

As of December 31, 2022, we had an accumulated shareholders’ deficit of approximately $21,145 and approximately $73,981 of cash and cash equivalents and $22,518 of marketable securities available for use to fund our operations and capital requirements. Within twelve months of the date of this Annual Report, our interest and principal payments of $21,187 aggregate principal amount of our October 2023 Notes that was not exchanged and maintains a maturity date of October 2, 2023 will fall due. We do not currently have sufficient available liquidity to repay the outstanding balance of the $21,187 aggregate principal amount of our October 2023 Notes. Consequently, absent further actions by the Company, these matters raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements in this Annual Report on Form 10-K are issued.

We are evaluating various financing strategies to obtain sufficient additional liquidity to meet our operating, debt service and capital requirements for the next twelve months following the date of this Annual Report. The potential sources of financing that we are evaluating include one or any combination of royalty financing, secured or unsecured debt, convertible debt and equity. We also currently have authorized and available the use of ATM offering program

We have a recent history of generating losses and negative cash flows from operations. Our ability to generate revenue is expected to start following the launch of LUMRYZ, which is dependent, in part, on final approval of LUMRYZ by the FDA. Our audited financial statements have been prepared under the assumption that we will continue as a going concern for the next twelve months. Our ability to continue as a going concern is dependent upon our ability to obtain additional debt, equity or other financing or otherwise address the upcoming maturities of our outstanding exchangeable senior notes. Based on our ability to raise funds through the ATM offering program and its cash, cash equivalents and marketable securities as of December 31, 2022, we have concluded that it is probable that such proceeds would provide sufficient additional capital to meet our operating, debt service and capital requirements for the next twelve months following the date of this Annual Report. As a result, we have concluded that management’s plans are probable of being achieved to alleviate the substantial doubt about our ability to continue as a going concern.

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

Risks Related to Regulation

The distribution and sale of LUMRYZ, if granted final approval by the FDA, will be subject to significant regulatory restrictions, including the requirements of a REMS and safety reporting requirements, and these regulatory requirements will subject us to risks and uncertainties, any of which could negatively impact sales of LUMRYZ.

The API of LUMRYZ is a form of gamma-hydroxybutyric acid, (“GHB”), a central nervous system depressant known to be associated with facilitated sexual assault as well as with respiratory depression and other serious side effects. As a result, the FDA requires that sponsors of sodium oxybate products, such as LUMRYZ, if granted final approval by the FDA, maintain a REMS to help ensure that the benefits of the drug outweigh the serious risks of the drug. If granted final approval by the FDA, the agency will require a REMS for LUMRYZ, which, among other requirements, will impose controls and restrictions on the distribution of the product. Any failure to demonstrate our substantial compliance with such REMS obligations, including as a result of business or other interruptions resulting from the evolving effects of the COVID-19 pandemic, or a determination by the FDA that the REMS is not meeting its goals, could result in enforcement action by the FDA, lead to changes in our REMS obligations, negatively affect sales of LUMRYZ, result in additional costs and expenses for us or require us to invest a significant amount of resources, any of which could materially and adversely affect our business, financial condition, results of operations and growth prospects.

We cannot predict whether the FDA will request, seek to require or ultimately require modifications to, or impose additional requirements on, the REMS for LUMRYZ, if granted final approval by the FDA. Any modifications approved, required or rejected by the FDA could change the safety profile of LUMRYZ, and have a significant negative impact in terms of product liability, public acceptance of LUMRYZ for treatment of cataplexy or EDS in adults with narcolepsy, and prescribers’ willingness to prescribe, and patients’ willingness to take, LUMRYZ, any of which could have a material adverse effect on our business. Modifications approved, required or rejected by the FDA could also make it more difficult or expensive for us to distribute LUMRYZ, make distribution easier for sodium oxybate competitors, disrupt continuity of care for LUMRYZ patients or negatively affect sales of LUMRYZ.

Pharmaceutical companies, including their agents and employees, are required to monitor adverse events occurring during the use of their products and report them to the FDA. As required by the FDA, and similarly for other regulatory agencies, the adverse event information that we collect for LUMRYZ, if granted final approval by the FDA, must be regularly reported to the FDA and could result in the FDA requiring changes to LUMRYZ’s labeling, including additional warnings or boxed warnings, or requiring us to take other actions that could have an adverse effect on patient and prescriber acceptance of LUMRYZ.

Any failure to demonstrate our substantial compliance with a REMS required for LUMRYZ, if granted final approval by the FDA, or any other applicable regulatory requirements to the satisfaction of the FDA or another regulatory authority could result in such regulatory authorities taking actions in the future which could have a material adverse effect on sodium oxybate product sales and therefore on our business, financial condition, results of operations and growth prospects.

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

Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume pre-pandemic levels of inspection activities, including routine surveillance, bioresearch monitoring and pre-approval inspections. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed. During the COVID-19 public health emergency, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. We cannot guarantee that the FDA, DEA and other agencies, as applicable, will be able to complete any required inspections or take other necessary actions in respect to our product candidate or future product candidates.

LUMRYZ, if granted final approval by the FDA, may not obtain desired regulatory exclusivities, including orphan drug exclusivity.

Under the Orphan Drug Act, as amended, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is defined as a patient population of fewer than 200,000 individuals in the U.S., or a patient population of 200,000 or more where there is no reasonable expectation that the cost of developing the drug for the rare disease or condition will be recovered from sales of the drug in the U.S. Generally, if a drug with orphan drug designation subsequently receives the first marketing approval for the disease or condition for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same drug for the same disease or condition for seven years, except in limited circumstances, such as if the FDA concludes that a subsequent same drug is clinically superior to the first approved orphan drug through greater safety, greater effectiveness, or a major contribution to patient care.

Although LUMRYZ obtained orphan drug designation for the treatment of narcolepsy from the FDA in January 2018, there is no guarantee that we will obtain approval or orphan drug exclusivity for LUMRYZ. Orphan drug designation does not give a product candidate any advantage in, or shorten the timeline for, the FDA regulatory review and approval process. In addition, because LUMRYZ would not be the first sodium oxybate product to be approved for the treatment of narcolepsy, we must demonstrate that LUMRYZ is clinically superior to any previously approved same drug in order to obtain orphan drug exclusivity for LUMRYZ, and we may be required to demonstrate clinical superiority for the approval and exclusivity of other product candidates in the future. However, such a demonstration may be difficult to establish, and there can be no assurance that we will be successful in these efforts. Even if we obtain orphan drug exclusivity for LUMRYZ, that exclusivity may not effectively protect LUMRYZ from competition because different drugs can be approved for the same condition. Moreover, even if we are granted final approval by the FDA, there can be no assurance that third parties will not attempt to delay or prevent commercial launch of LUMRYZ through litigation. Any orphan drug exclusive marketing rights may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantity of LUMRYZ to meet the needs of patients with the particular rare disease or condition. The FDA may reevaluate its regulations and policies under the Orphan Drug Act. We do not know if, when or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes, the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

The API in LUMRYZ, sodium oxybate, is a controlled substance subject to U.S. federal and state controlled substance laws and regulations and applicable controlled substance legislation in other countries, and our failure, or the failure of third-parties on whom we rely, to comply with these laws and regulations, or the cost of compliance with these laws and regulations, could materially and adversely affect our business, results of operations, financial condition and growth prospects.

LUMRYZ contains a controlled substance as defined in the CSA. Controlled substances are subject to a number of requirements and restrictions under the CSA and implementing regulations, including certain registration, security, recordkeeping, reporting, manufacturing and procurement quotas, import, export and other requirements administered by the DEA. The DEA classifies controlled substances into five schedules: Schedule I, II, III, IV or V. Schedule I substances by definition have a high potential for abuse, no currently “accepted medical use” in the U.S., lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the U.S. Pharmaceutical products approved for use in the U.S. which contain a controlled substance are listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. Schedule I and II drugs are subject to the strictest controls under the CSA, including manufacturing and procurement quotas, heightened security requirements and additional criteria for importation. The API of LUMRYZ, oxybate salts, are regulated by the DEA as Schedule I controlled substances, and FDA-approved products containing oxybate salts, including sodium oxybate, are currently Schedule III.

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

Because LUMRYZ contains sodium oxybate, to conduct clinical trials with LUMRYZ in the U.S. prior to approval, each of our research sites must submit a research protocol to the DEA and obtain and maintain a DEA researcher registration that allows those sites to handle and dispense LUMRYZ and to obtain the product candidate. If the DEA delays or denies the grant of a researcher registration to one or more research sites, the clinical trial could be significantly delayed, and we could lose clinical trial sites. In the event the product candidate would be made outside the U.S., the importer for the clinical trials must also obtain a Schedule I importer registration and an import permit for each import.

We and our manufacturing partners in the U.S. are subject to the DEA’s annual manufacturing and procurement quota requirements. Additionally, even though LUMRYZ, if granted final approval by the FDA, is anticipated to be classified as Schedule III based on current applicable regulations, the active ingredient in the final dosage form, sodium oxybate, is a Schedule I controlled substance and will continue be subject to such quotas as long as it remains classified as Schedule I. The annual quota allocated to us or our U.S. manufacturing partners for sodium oxybate may not be sufficient to complete clinical trials or meet commercial demand of LUMRYZ, if granted final approval by the FDA. Consequently, any delay or refusal by the DEA in establishing our, or U.S. manufacturing partner’s, procurement and/or production quota for controlled substances could delay or stop our clinical trials or commercial activities, if approved, which could have a material adverse effect on our business, financial position and results of operations.

If granted final approval by the FDA, LUMRYZ is anticipated to be classified as a Schedule III substance based on current applicable regulations, which would allow an importer to import it for commercial purposes if it obtains the appropriate registrations and licenses from the DEA, including an importer registration and files an application for an import permit for each import. The DEA provides annual assessments/estimates to the International Narcotics Control Board, which guides the DEA in the amounts of controlled substances that the DEA authorizes to be imported. To the extent an importer is utilized for commercial purposes, failure by any current importer or future importer that we identify as an importer, if any are available, to obtain and maintain the necessary import authority from the DEA and other applicable regulatory authorities, including specific quantities, could affect the availability of LUMRYZ and have a material adverse effect on our business, results of operations and financial condition.

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

Risks Related to our Reliance on Third Parties

We rely, and intend to continue to rely on single source providers for the development, manufacture and supply of LUMRYZ, and if we experience problems with these suppliers, or they fail to comply with applicable regulatory requirements or to supply sufficient quantities at acceptable quality levels or prices, or at all, our business would be materially and adversely affected.

Currently, we use single source providers for the development, supply of clinical materials and supply of commercial batches for our lead product candidate, LUMRYZ. We do not own or operate manufacturing facilities for clinical or commercial manufacture of LUMRYZ. We have limited personnel with experience in drug manufacturing and we lack the capabilities to manufacture LUMRYZ clinical or commercial scale. There can be no assurance that our clinical development or commercial product supplies will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable quantities or prices to meet commercial demand, if LUMRYZ is granted final approval by the FDA. If the supplies of these products or materials were interrupted for any reason, including but not limited to, natural disasters, labor or civil unrest, global health concerns or pandemics or acts of war or terrorism, delays at the manufacturer, delays related to quality control, delays related to the supply chain and the manufacturing and supply of certain products could be delayed. If the supplies of these products or materials were interrupted for any reason, our manufacturing, clinical development or commercial activities, if approved, of LUMRYZ could be delayed. These delays could be extensive and expensive, especially in situations where a substitution was not readily available or required variations of existing regulatory approvals and certifications or additional regulatory approval For example, an alternative supplier may be required to pass an inspection by the FDA, EMA or the competent authorities of EU Member States for compliance with current cGMP requirements before supplying us with product or before we may incorporate that supplier’s ingredients into the manufacturing of LUMRYZ by our contract development and manufacturing organizations (“CDMOs”).

Additionally, our third-party suppliers may not be required to, or may be unable to, provide us with any guaranteed minimum production levels or have sufficient dedicated capacity for our drug. Failure to obtain adequate supplies in a timely manner could have a material adverse effect on our business, financial condition and results of operations.

We contract with third parties for the manufacture of LUMRYZ for clinical testing and expect to continue to do so throughout commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidate or product or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not currently own or operate, nor do we have any plans to establish in the future, any manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture of LUMRYZ for clinical testing, as well as for the commercial manufacture of our product if LUMRYZ receives marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidate or product or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

The facilities used by CDMOs generally must be inspected by the FDA pursuant to pre-approval inspections conducted as a part of the FDA’s review of an NDA. We do not control the manufacturing process of, and will be completely dependent on, our CDMOs for compliance with cGMPs in connection with the manufacture of our product candidate. If our CDMOs cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to pass regulatory inspections and/or maintain regulatory compliance for their manufacturing facilities. In addition, we have no control over the ability of our CDMOs to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority finds deficiencies with or does not approve these facilities for the manufacture of our product candidate or if it finds deficiencies or withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidate, if granted final approval by the FDA.

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

If any CDMO with whom we contract fails to perform its obligations, we may be forced to enter into an agreement with a different CDMO, which we may not be able to do on reasonable terms, if at all. In such scenario, our clinical trials or commercial supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our product candidate or product, if approved, may be unique or proprietary to the original CDMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CDMOs for any reason, we will be required to verify that the new CDMO maintains facilities and procedures that comply with quality standards and with all applicable regulations, including those relating to controlled substances. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate or product according to the specifications previously submitted to or approved by the FDA or another regulatory authority. The delays associated with the verification of a new CDMO could negatively affect our ability to develop LUMRYZ or commercialize our product, if granted final approval by the FDA, in a timely manner or within budget. Furthermore, a CDMO may possess technology related to the manufacture of our product candidate or product that such CDMO owns independently. This would increase our reliance on such CDMO or require us to obtain a license from such CDMO in order to have another CDMO manufacture our product candidate or product. In addition, in the case of CDMOs that supply our product candidate, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.

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

We are highly dependent on the expertise of Gregory Divis, our Chief Executive Officer, Thomas S. McHugh, our Chief Financial Officer, and Richard Kim, our Chief Commercial Officer, as well as the other key members of our management, legal, scientific, clinical and commercial team. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize drugs. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. Failure to obtain final FDA approval for LUMRYZ may make it more challenging to recruit and retain qualified personnel.

The commercialization of LUMRYZ, if granted final approval by the FDA, will require us to expand our organization and we may experience difficulties in managing this growth, which could disrupt our operations.

We currently employ approximately 41 full-time employees. If LUMRYZ is granted final approval by the FDA, we expect to expand our full-time employee base to advance the commercialization of LUMRYZ in the U.S. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to recognize and/or grow revenues could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize LUMRYZ, if granted final approval by the FDA, and compete effectively will depend, in part, on our ability to effectively manage any future growth.

We rely on third parties to conduct our clinical trials, and if they do not properly and successfully perform their contractual, legal and regulatory duties, we may not be able to obtain regulatory approvals for or commercialize LUMRYZ and future product candidates.

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

If we or our partners fail to comply with these laws and regulations, the FDA, or other foreign regulatory agencies, may take actions that could significantly restrict or prohibit commercial distribution of LUMRYZ. If the FDA or other foreign regulatory authorities determine that we are not in compliance with these laws and regulations, they could, among other things:

•issue warning letters;
•impose fines;
•seize products or request or order recalls;
•issue injunctions to stop future sales of products;
•refuse to permit products to be imported into, or exported out of a particular country;
•suspend or limit our production;
•withdraw or vary approval of marketing applications;
• withdraw approval of marketing applications; and
•initiate criminal prosecutions.

We may rely on collaborations with third parties to commercialize LUMRYZ and certain of our future product candidates outside of the U.S., if granted the necessary approvals or authorizations. Such strategy involves risks that could impair our prospects for realizing profits from such products.

We expect that the commercialization of LUMRYZ and our future product candidates outside of the U.S., if granted the necessary approvals or authorizations, may require collaboration with third-party partners involving strategic alliances, licenses, product divestitures or other arrangements. We may not be successful in entering into such collaborations on favorable terms, if at all, or our collaboration partners may not adequately perform under such arrangements, and as a result our ability to commercialize these products will be negatively affected and our prospects will be impaired.

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s own evaluation of a potential collaboration. Such factors a potential collaborator will use to evaluate a collaboration may include the design or results of clinical trials, the likelihood of final approval by the FDA or comparable foreign regulatory authorities, the potential market for LUMRYZ or future product candidates, the potential of competing products, the existence of uncertainty with respect to our ownership of our intellectual property, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for LUMRYZ or our future product candidates. The terms of any additional collaborations or other arrangements that we may establish may not be favorable to us.

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

We may not be able to negotiate additional collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of our product candidates for which we are seeking to collaborate, reduce or delay its development program, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop LUMRYZ and our future product candidates outside of the U.S., if granted the necessary approvals or authorizations, or bring these products to market and generate product revenue.

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

Third parties may claim that our product candidate or future product candidates infringe their rights, and we may incur significant costs resolving these claims. Additionally, legal proceedings related to such claims could materially delay or otherwise adversely affect commercialization plans related to our product candidate, if granted final approval by the FDA.

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

The LUMRYZ NDA was submitted under Section 505(b)(2) of the FDCA. Section 505(b)(2) permits the submission of an NDA where at least some of the information required for approval comes from preclinical studies or clinical trials that were not conducted by, or for, the applicant and for which the applicant has not obtained a right of reference. A 505(b)(2) NDA enables the applicant to reference published literature for which the applicant does not have a right of reference and the FDA’s previous findings of safety and effectiveness for a previously approved drug.

For 505(b)(2) NDAs, the patent certification and related provisions of the Hatch-Waxman Amendments apply. Accordingly, if the applicant relies for approval on the safety or effectiveness information for a previously approved drug, referred to as a listed drug, the applicant is required to include patent certifications in its 505(b)(2) NDA regarding any applicable patents covering the listed drug. If there are applicable patents listed in the FDA publication Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book, for the listed drug, and the applicant seeks to obtain approval prior to the expiration of one or more of those patents, the applicant is required to submit a Paragraph IV certification indicating their belief that the relevant patents are invalid or unenforceable or will not be infringed by the manufacture, use or sale of the product that is the subject of the 505(b)(2) application. Otherwise, the 505(b)(2) NDA cannot be approved by the FDA until the expiration of any patents listed in the Orange Book for the listed drug. On May 24, 2022, we were notified by the FDA that the LUMRYZ NDA patent statement pertaining to the REMS Patent was deemed inappropriate. On June 29, 2022, we announced that we had submitted a Paragraph IV certification pertaining to the REMS Patent to LUMRYZ’s NDA. On July 18, 2022, we received tentative approval from the FDA for LUMRYZ for the treatment of cataplexy or EDS in adults suffering from narcolepsy. Jazz requested delisting of the REMS Patent from FDA’s Orange Book on February 28, 2023, pursuant to the United States Court of Appeals for the Federal Court decision of February 24, 2023, affirming the previous ruling from the Delaware Court, ordering such delisting. On March 1, 2023, we submitted an amendment to our NDA for LUMRYZ requesting final approval. There can be no assurance that we will not be required to submit a Paragraph IV certification in respect of any future product candidates for which we seek approval under Section 505(b)(2).

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

Risks Related to Acceptance, Sales, Marketing and Competition

If we are unable to establish effective sales, marketing and distribution capabilities for LUMRYZ, if granted final approval by the FDA, or enter into agreements with third parties to market, sell and distribute our product candidate, if granted final approval by the FDA, or if we are unable to achieve market acceptance for LUMRYZ, our business, results of operations, financial condition and prospects will be materially adversely affected.

We are continuing to build the systems, processes, policies, relationships and materials necessary for the launch of LUMRYZ in the U.S. for the treatment of cataplexy or EDS in adults with narcolepsy. If we receive regulatory approval to market or sell LUMRYZ, but are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, or if we are unable to do so on commercially reasonable terms, our business, results of operations, financial condition and prospects will be materially adversely affected. We may encounter issues, delays or other challenges in launching or commercializing LUMRYZ.

We have limited experience in building and managing a commercial team, conducting a comprehensive market analysis, obtaining state licenses and reimbursement, or managing distributors and a sales force for our medicines. For example, our results may be negatively impacted if we have not adequately sized our field teams or if our targeting strategy is inadequate or if we encounter deficiencies or inefficiencies in our infrastructure or processes. We will be competing with many companies that currently have extensive and well-funded sales and marketing operations. As a result, our ability to successfully commercialize LUMRYZ may involve more inherent risk, take longer, and cost more than it would if we were a company with substantial experience in launching medicines.

We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. If we are unable to, or decide not to, further develop internal sales, marketing, and commercial distribution capabilities for LUMRYZ in any country or region, we will likely pursue collaborative arrangements regarding the sales and marketing of LUMRYZ. However, there can be no assurance that we will be able to establish or maintain such collaborative arrangements, or if we are able to do so, that they will have effective sales forces. Any revenue we receive will depend upon the efforts of such third parties. We would have little or no control over the marketing and sales efforts of such third parties, and our revenue from product sales may be lower than if we had commercialized LUMRYZ ourselves. We also face competition in our search for third parties to assist us with the sales and marketing efforts for our medicines.

Any of these issues could impair our ability to successfully commercialize LUMRYZ or to generate substantial revenues or profits or to meet our expectations with respect to the amount or timing of revenues or profits. There is no guarantee that we will be successful in our launch or commercialization efforts with respect to LUMRYZ, if granted final approval by the FDA, or with respect to any other product candidate that may be approved in the future.

If the market opportunities for LUMRYZ are smaller than we believe they are, and if we are not able to successfully identify patients and achieve significant market share, our revenues may be adversely affected and our business may suffer.

LUMRYZ is an investigational formulation of sodium oxybate designed to be taken once at bedtime for the treatment of cataplexy or EDS in adults with narcolepsy. Our estimates of the market opportunities for LUMRYZ are based on the estimated market size for the twice-nightly administration of sodium oxybate, which is the current standard of care for cataplexy or EDS in patients with narcolepsy, and our expectations with regard to LUMRYZ’s potential to take a significant share of this market. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The potential target population for LUMRYZ may turn out to be lower or more difficult to identify than expected. Even if we obtain significant market share for LUMRYZ in this indication, because the potential target population for LUMRYZ is small, we may never achieve profitability without obtaining marketing approval for additional indications.

Any of these factors may negatively affect our ability to recognize revenues from sales of LUMRYZ, if granted final approval by the FDA, and our ability to achieve and maintain profitability and, as a consequence, our business may suffer.

LUMRYZ, if granted final approval by the FDA, may not gain market acceptance.

LUMRYZ, if granted final approval by the FDA, may not gain market acceptance among physicians, patients, healthcare payor and medical communities. The degree of market acceptance of LUMRYZ, if granted final approval by the FDA, will depend on a number of factors, including, but not limited to:

•the clinical indications for which LUMRYZ is approved and any restrictions placed upon the product in connection with its approval, such as a REMS or equivalent obligation by other regulatory authorities, patient registry requirements or labeling restrictions;
•the prevalence of the disease or condition for which LUMRYZ is approved and its diagnosis;
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
•physician and patient assessment of the burdens associated with obtaining or maintaining the certifications required under the LUMRYZ REMS, if approved;
•the lack of regulatory delays or other regulatory actions;
•its cost-effectiveness and related access to payor coverage;
•its potential advantage over alternative treatment methods;
•the availability of third-party reimbursement or other assistance for patients who are uninsured or underinsured; and
•the marketing and distribution support it receives.

If LUMRYZ, if granted final approval by the FDA, fails to achieve market acceptance, our ability to generate revenue will be limited, which would have a material adverse effect on our business.

LUMRYZ, if granted final approval by the FDA, will be subject to ongoing enforcement of post-marketing requirements and we could be subject to substantial penalties, including withdrawal of LUMRYZ from the market, if we fail to comply with all regulatory requirements. In addition, the terms of the marketing approval of LUMRYZ, if granted final approval by the FDA, and ongoing regulation of our product, may limit how we manufacture and market LUMRYZ and compliance with such requirements may involve substantial resources, which could materially impair our ability to generate revenue.

If granted final approval by the FDA, LUMRYZ, along with the manufacturing processes, post-approval clinical data, labeling, advertising, and promotional activities for LUMRYZ, will be subject to continual requirements of and review by the FDA and other applicable regulatory authorities. These requirements include, but are not limited to, restrictions governing promotion of an approved product, submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, and requirements regarding drug distribution and the distribution of samples to physicians and recordkeeping.

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

In addition, we and our CDMOs will continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance, quality control and distribution. Under the DSCSA, for certain commercial prescription drug products, manufacturers and other parties involved in the supply chain must also meet chain of distribution requirements and build electronic, interoperable systems for product tracking and tracing and for notifying the FDA of counterfeit, diverted, stolen, and intentionally adulterated products or other products that are otherwise unfit for distribution in the U.S. In addition, the distribution of prescription pharmaceutical products, including samples, is subject to the PDMA, which regulations the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. Prescription drug products must also meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. We, our CDMOs and other third parties upon whom we rely will be subject to applicable controlled substances laws, regulations and requirements. Additionally, under the Food and Drug Omnibus Reform Act of 2022 (“FDORA”), sponsors of approved drugs must provide 6 months’ notice to the FDA of any changes in marketing status, such as the withdrawal of a drug, and failure to do so could result in the FDA placing the product on a list of discontinued products, which would revoke the product’s ability to be marketed. If LUMRYZ is granted final approval by the FDA and we are not able to comply with post-approval regulatory requirements, we could have the marketing approvals for LUMRYZ withdrawn by regulatory authorities and our ability to market LUMRYZ could be limited, which could adversely affect our ability to achieve or sustain profitability and we could be subject to substantial penalties. As a result, the cost of compliance with post-approval regulations may have a negative effect on our operating results and financial condition.

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

The introduction of new products in the U.S. market that compete with, or otherwise disrupt the market for, LUMRYZ, if granted final approval, would adversely affect sales of our product candidate. For example, in the future, we expect LUMRYZ to face competition from manufacturers of generic twice-nightly sodium oxybate formulations who have reached settlement agreements with the current brand product marketer. On January 3, 2023, Hikma Pharmaceuticals plc, announced that they launched an authorized generic version of Jazz’s Xyrem (sodium oxybate). Hikma will have 180 days of marketing exclusivity for its authorized generic product in the U.S. and will distribute through the same specialty pharmacy that Jazz uses to dispense Xyrem. There are other potential future competitive products that could impact the marketplace. For example, there are some potential competitors who have reached settlement agreements with the current brand product marketer, which allows for entry of other authorized generics in 2023 and other generic products in 2026, or earlier for both under certain circumstances. Beyond generics, there are other potential future competitive products that could impact the narcolepsy treatment marketplace.

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

If we cannot keep pace with the rapid technological change in our industry, we may lose business, and our product candidates, if granted final approval by the FDA, and technologies could become obsolete or noncompetitive.

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

The COVID-19 pandemic has spread globally. The continued spread of COVID-19 could adversely impact our operations, including our ability to fully enroll and complete RESTORE, our OLE/switch study of LUMRYZ, initiate and complete any future clinical trials, manufacture sufficient supply of LUMRYZ at sufficient scale for commercialization, if granted final approval by the FDA.

In addition, COVID-19 has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions, social distancing and business shutdowns. We have taken precautionary measures intended to help minimize the risk of the virus to our employees, including allowing employees to work remotely. These measures could negatively affect our business. For instance, temporarily allowing employees to work remotely may induce absenteeism, disrupt our operations or increase the risk of a cybersecurity incident. COVID-19 has also caused volatility in the global financial markets and threatened a slowdown in the global economy, which may negatively affect our ability to raise additional capital on attractive terms or at all.

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

In June 2022, we announced our cost structure optimization efforts to reduce our quarterly cash operating expenses through a reduction in workforce of nearly 50 percent. Our management may determine we need to take further restructuring actions to achieve additional cost savings, to generate additional capital needed for our business strategy, or for other purposes. Certain restructuring scenarios that management consider could require obtaining the consent of third parties, such as holders of our 2023 Notes. For example, the voluntary bankruptcy filing by Avadel Specialty Pharmaceuticals LLC (“Specialty Pharma”) in February 2019 required the consent of holders of a majority in principal amount of our February 2023 Notes in order to avoid a default under the Indenture governing such February 2023 Notes. While we were successful in obtaining that consent, there can be no assurance we will be successful in obtaining additional consents in the future from such holders or from other third parties whose consents may be required. Failure to obtain these third-party consents would prevent us from taking additional restructuring actions, which could have a material adverse effect on our cash flow, financial resources and ability to successfully pursue our business strategy.
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

Because of the substantial amount of discovery that can occur in connection with intellectual property-related litigation and/or administrative proceedings, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation/proceeding. There could also be public announcements of the results of hearings, motions, or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our shares.

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

Our research and development activities involve the controlled use of potentially harmful biological and/or chemical materials, and are subject to U.S., state, EU, national and local laws and regulations governing the use, storage, handling and disposal of those materials and specified waste products. We cannot completely eliminate the risk of accidental contamination or injury from the use, storage, handling or disposal of these materials, including fires and/or explosions, storage tank leaks and ruptures and discharges or releases of toxic or hazardous substances. These operating risks can cause personal injury, property damage and environmental contamination, and may result in the shutdown of affected facilities and the imposition of civil or criminal penalties. The occurrence of any of these events may significantly reduce the productivity and profitability of a particular manufacturing facility and adversely affect our operating results.

We currently maintain property, business interruption and casualty insurance with limits that we believe to be commercially reasonable but may be inadequate to cover any actual liability or damages.
Risks Related to Ownership of Our Securities
The price of ADSs representing our ordinary shares has been volatile and may continue to be volatile.

The trading price of ADSs has been, and is likely to continue to be, highly volatile. The market value of an investment in ADSs may fall sharply at any time due to this volatility. During the year ended December 31, 2022, the closing sale price of ADSs as reported on the Nasdaq Global Market ranged from $1.07 to $10.00. During the year ended December 31, 2021, the closing sale price of ADSs as reported on the Nasdaq Global Market ranged from $6.49 to $11.18. The market prices for securities of drug delivery, specialty pharma, biotechnology and pharmaceutical companies historically have been highly volatile. Factors that could adversely affect our share price include, among others:

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

If we pay dividends, the dividends may be subject to Irish dividend withholding tax.
In certain circumstances, as an Irish tax resident company, we may be required to deduct Irish dividend withholding tax (currently at the rate of 20%) from dividends paid to its shareholders. Shareholders who are resident in the U.S., EU countries (other than Ireland) or other countries with which Ireland has signed a tax treaty (whether the treaty has been ratified or not) generally should not be subject to Irish withholding tax so long as the shareholder (a) where the shareholder is a body corporate, is not under the control of persons resident in Ireland and (b) has provided its broker, for onward transmission to our qualifying intermediary or other designated agent (in the case of shares held beneficially), or us or our transfer agent (in the case of shares held directly), with all the necessary documentation by the appropriate due date prior to payment of the dividend. However, some shareholders may be subject to dividend withholding tax, which could adversely affect the price of ordinary shares and ADSs and the value of their Notes.

Risks Related to the Notes

Servicing our Notes may require a significant amount of cash, and we may not have sufficient cash or the ability to raise the funds necessary to settle exchanges of the Notes in cash, repay the Notes at maturity, or repurchase the Notes as required following a fundamental change.

In February 2018, we issued $143,750 aggregate principal amount of our February 2023 Notes. On March 16, 2022, we executed an agreement to exchange $117,375 of the February 2023 Notes for a new series of Exchangeable Senior Notes due October 2, 2023 (the “October 2023 Notes”). On November 4, 2022, we repurchased $8,875 of our February 2023 Notes and on their maturity date of February 1, 2023, we repaid the remaining $17,500 aggregate principal amount of our February 2023 Notes. On March 29, 2023, we executed an agreement to exchange $96,188 of our $117,375 October 2023 Notes for a new series of Exchangeable Senior Notes due April 2027 (the “April 2027 Notes”, together with the October 2023 Notes, the “Notes”). The remaining $21,187 aggregate principal amount of the October 2023 Notes will maintain a maturity date of October 2, 2023.

If holders of the Notes elect to exchange their Notes, unless we elect to deliver solely our ADSs to settle such exchanges, we will be required to make cash payments in respect of the Notes being exchanged. Holders of the Notes also have the right to require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change (as defined in the applicable indenture governing the Notes) at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest. If the Notes have not previously been exchanged or repurchased, we will be required to repay the Notes in cash at maturity. Our ability to make cash payments in connection with exchanges of the Notes, repurchase the Notes in the event of a fundamental change, or to repay or refinance the Notes at maturity will depend on market conditions and our future performance, which is subject to economic, financial, competitive, and other factors many of which are beyond our control. We incurred a net loss in 2021 and 2022. As a result, we may not have enough available cash or be able to obtain financing at the time we are required to repurchase or repay the Notes or in the event we elect to pay cash with respect to Notes being exchanged.

The exchange feature of the October 2023 Notes, if triggered prior to May 1, 2023 and in any case after May 1, 2023, and in any case may adversely affect our financial condition and operating results.
In the event the conditional exchange feature of the October 2023 Notes is triggered and in any case after May 1, 2023, holders of October 2023 Notes will be entitled to exchange the October 2023 Notes at any time during specified periods at their option. If one or more holders elect to exchange their October 2023 Notes, unless we elect to satisfy our exchange obligation by causing to be delivered solely ADSs (other than paying cash in lieu of any fractional ADSs), we would be required to settle a portion or all of our exchange obligation through the payment of cash, which could adversely affect our liquidity. If we are unable to make the required payments, or if we fail to comply with the various requirements and covenants of the indenture, we will be in default, which would require immediate repayment of the outstanding principal and interest on the October 2023 Notes. In addition, even if holders do not elect to exchange their October 2023 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the October 2023 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible and exchangeable debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.
In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 470, Debt, an entity must separately account for the liability and equity components of convertible debt instruments (such as the October 2023 Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. ASC 470-20 requires the value of the conversion option of the October 2023 Notes, representing the equity component, to be recorded as additional paid-in capital within stockholders’ equity in our consolidated balance sheets and as a discount to the October 2023 Notes, which reduces their initial carrying value. In addition, under the treasury stock method, if the conversion value of the October 2023 Notes exceeds their principal amount for a reporting period, then we will calculate our diluted earnings per share assuming that all the October 2023 Notes were converted and that we issued our ADSs to settle the excess. However, if reflecting the October 2023 Notes in diluted earnings per share in this manner is anti-dilutive, or if the conversion value of the October 2023 Notes does not exceed their principal amount for a reporting period, then the shares underlying the October 2023 Notes will not be reflected in our diluted earnings per share.

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

Exchanges of the Notes will dilute the ownership interest of our existing shareholders and holders of the ADSs, including holders who may exchange their Notes and receive ADSs upon exchange, to the extent our exchange obligation includes ADSs.

The exchange of some or all of the Notes will dilute the ownership interests of our existing shareholders and holders of the ADSs to the extent our exchange obligation includes ADSs. Any sales in the public market of the ADSs issuable upon such exchange of the Notes could adversely affect prevailing market prices of the ADSs and, in turn, the price of the Notes. In addition, the existence of the Notes may encourage short selling by market participants because the exchange of the Notes could depress the price of the ADSs.
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
Irish law differs from the laws in effect in the U.S. and might afford less protection to the holders of ADSs and any actual or potential takeover offer for the company will be subject to Irish Takeover Rules.

Holders of ADSs could have more difficulty protecting their interests than would the shareholders of a corporation incorporated in a jurisdiction of the U.S. As an Irish-incorporated company, we are governed by Irish law, including the Irish Companies Act 2014 and the Irish Takeover Rules, which differs in some significant, and possibly material, respects from provisions set forth in various U.S. state laws applicable to U.S. corporations and their shareholders, including provisions relating to interested directors, mergers and acquisitions, takeovers, shareholder lawsuits and indemnification of directors. The duties of directors and officers of an Irish company are generally owed to the company only. Therefore, under Irish law shareholders of Irish companies do not generally have a right to commence a legal action against directors or officers and may only do so in limited circumstances. Directors of an Irish company must act with due care and skill, honestly and in good faith with a view to the best interests of the company. Directors must not put themselves in a position in which their duties to the company and their personal interests conflict and must disclose any personal interest in any contract or arrangement with the company or any of our subsidiaries. A director or officer can be held personally liable to the company in respect of a breach of duty to the company.

It may not be possible to enforce court judgments obtained in the U.S. against us in Ireland based on the civil liability provisions of U.S. federal or state securities laws. In addition, there is some uncertainty as to whether the courts of Ireland would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on the civil liabilities provisions of U.S. federal or state securities laws or hear actions against us or those persons based on those laws. We have been advised that the U.S. currently does not have a treaty with Ireland providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Therefore, a final judgment for the payment of money rendered by any U.S. federal or state court based on civil liability, whether or not based solely on U.S. federal or state securities laws, would not automatically be enforceable in Ireland.

In addition, any actual or potential takeover offer for our company will be subject to the Irish Takeover Rules. Under the Irish Takeover Rules, during the course of an offer or at any earlier time during which our Board has reason to believe that an offer for our company may be imminent, the Board will not be permitted to take any action, other than seeking alternative offers, which might frustrate the making of an offer for our ordinary shares unless we obtain approval from our shareholders or from the Irish Takeover Panel for such action. Potentially frustrating actions that are prohibited during the course of an offer, or at any earlier time during which our Board has reason to believe an offer is or may be imminent, include (i) the issuance of shares, options or convertible securities or the redemption or purchase of own shares, (ii) material acquisitions or disposals, (iii) entering into contracts other than in the ordinary course of business or (iv) any action, other than seeking alternative offers, which may result in frustration of an offer. Accordingly, if these restrictions become applicable to us, we may be unable to take, or may be delayed in taking, certain actions, in connection with a financing, commercial or strategic transaction or otherwise, that we believe are in the best interest of the Company.

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

As of December 31, 2022, we had $124,443 of net operating losses in the U.S. Of the $124,443 of net operating losses in the U.S., $10,365 were acquired due to the acquisition of FSC Therapeutics and FSC Laboratories, Inc., (collectively “FSC”) and $114,078 are due to the losses at Avadel US Holdings, Inc. The portion due to the acquisition of FSC will expire in 2034 through 2035. The U.S. net operating losses acquired as part of the acquisition of FSC are subject to an annual limitation under Internal Revenue Code Section 382 and $1,473 of the $10,365 will not be fully utilized before they expire. The remaining $114,078 of net operating losses do not have an expiration date.

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

As of December 31, 2022, we had approximately $147,240 of net operating losses in Ireland that do not have an expiration date. While these losses do not have an expiration date, substantial changes in the activities performed in these jurisdictions could have an impact on our ability to utilize these tax attributes in the future.

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

We believe that we were not a PFIC for the taxable year ending December 31, 2022 and, based on the expected value of our assets, including any goodwill, and the expected nature and composition of our income and assets, we expect that we will not be a PFIC for our current taxable year. However, our status as a PFIC is a fact-intensive determination subject to various uncertainties, and we cannot provide any assurances regarding our PFIC status for the current, prior or future taxable years.

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

We believe that we were not a CFC in the 2022 taxable year, but that our non-U.S. subsidiaries were CFCs in the 2022 taxable year. We anticipate that our non-U.S. subsidiaries will remain CFCs in the 2022 taxable year, and it is possible that we may become a CFC in the 2023 taxable year or in a subsequent taxable year. The determination of CFC status is complex and includes attribution rules, the application of which is not entirely certain. U.S. Holders should consult their own tax advisors with respect to the potential adverse U.S. tax consequences of becoming a Ten Percent Shareholder in a CFC, including the possibility and consequences of becoming a Ten Percent Shareholder in one or more of our non-U.S. subsidiaries that are anticipated to be treated as CFCs. If we are classified as both a CFC and a PFIC, we generally will not be treated as a PFIC with respect to those U.S. Holders that meet the definition of a Ten Percent Shareholder during the period in which we are a CFC, subject to certain exceptions.

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to compliance requirements, including establishing and maintaining internal controls over financial reporting. We had identified a material weakness in our internal control over financial reporting during 2021 that was remediated in 2022. We may be exposed to potential risks if we are unable to comply the requirements to maintain internal controls over financial reporting or if we identify additional material weaknesses.

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

In connection with the Company’s fiscal 2021 financial statement close process, management identified a deficiency in the design of internal control over financial reporting related to its February 2023 Notes indenture, which has been remediated. In the future we may determine that we have additional material weaknesses. Our failure to remediate the material weaknesses or failure to identify and address any other material weaknesses or control deficiencies could result in inaccuracies in our financial statements and could also impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis, which could cause investors to lose confidence in our reported financial information, which may result in volatility in and a decline in the market price of our ADSs.

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

Sales of a substantial number of ADSs by us or existing security holders in the public market could cause our share price to fall.

Sales of a substantial number of ADSs by us or existing security holders in the public market or the perception that these sales might occur could depress the market price of ADSs and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of ADSs. In addition, the sale of substantial amounts of ADSs could adversely impact its price. As of March 23, 2023, we had outstanding 64,478 ordinary shares, 488 ordinary shares issuable upon conversion of our preferred shares, options to purchase 9,578 ordinary shares or ADSs, with an average exercise price of $6.70, and unsettled restricted shares and performance shares relating to 34 ordinary shares. In addition, ordinary shares are issuable upon exchange of our outstanding Notes. The sale or the availability for sale of a large number of ADSs in the public market could cause the price of ADSs to decline.

Because we expect we will need to raise additional capital to fund our future activities, we may in the future sell substantial amounts of ADSs or securities convertible into or exchangeable for ordinary shares.

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

Various macroeconomic factors could adversely affect our business and the results of our operations and financial condition, including changes in inflation, interest rates and overall economic conditions and uncertainties such as those resulting from the current and future conditions in the global financial markets. Recent supply chain constraints have led to higher inflation, which if sustained could have a negative impact on our product candidate development, commercialization preparations for LUMRYZ, if approved, and operations. If inflation or other factors were to significantly increase our business costs, our ability to develop our current pipeline and new therapeutic products may be negatively affected. Interest rates, the liquidity of the credit markets and the volatility of the capital markets could also affect the operation of our business and our ability to raise capital on favorable terms, or at all, in order to fund our operations. Similarly, these macroeconomic factors could affect the ability of our third-party suppliers and manufacturers to manufacture clinical trial materials for our product candidates and the potential commercial launch of LUMRYZ.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect the Company’s current and projected business operations and its financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. Although we are not a borrower or party to any such instruments with SVB, Signature or any other financial institution currently in receivership, if any of our lenders or counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program. Additionally, there is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

Although we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect the Company, the financial institutions with which the Company has credit agreements or arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which the Company has financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, the following:

•Delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;
•Delayed or lost access to, or reductions in borrowings available under revolving existing credit facilities or other working capital sources and/or delays, inability or reductions in the company’s ability to refund, roll over or extend the maturity of, or enter into new credit facilities or other working capital resources;
•Potential or actual breach of contractual obligations that require the Company to maintain letters of credit or other credit support arrangements;
•Potential or actual breach of financial covenants in our credit agreements or credit arrangements;
•Potential or actual breach of our long-term debt obligations;
•Potential or actual cross-defaults in other credit agreements, credit arrangements or operating or financing agreements; or
•Termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by our customers or parties with whom we conduct business, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, a party with whom we conduct business may fail to make payments when due, default under their agreements with us, become insolvent or declare bankruptcy, or a supplier may determine that it will no longer deal with us as a customer. In addition, a party with whom we conduct business could be adversely affected by any of the liquidity or other risks described above as factors that could result in material adverse impacts on the Company, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. Any customer or supplier bankruptcy or insolvency, or the failure of any customer to make payments when due, or any breach or default by a customer or supplier, or the loss of any significant supplier relationships, could result in material losses to the Company and may have a material adverse impact on our business.

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

Item 3.        Legal Proceedings.
For information regarding legal proceedings we are involved in, see Note 11: Contingent Liabilities and Commitments to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

As of March 23, 2023, there were 64,477,508 ordinary shares outstanding, and our closing stock price was $9.14 per share.

The following table reports the high and low trading prices of the ADSs on the Nasdaq Global Market for the periods indicated:

	2022 Price Range		2021 Price Range
	High	Low	High	Low

First quarter	$8.29	$5.46	$10.07	$6.61
Second quarter	6.95	1.07	9.05	6.73
Third quarter	7.31	2.57	9.91	6.49
Fourth quarter	10.00	5.02	11.18	7.34

Holders

As of March 23, 2023, there were 78 holders of record of our ordinary shares and 64 accounts registered with The Bank of New York Mellon, the Depositary of our ADS program, as holders of ADSs, one of which ADS accounts is registered to the Depositary Trust Corporation (“DTC”). Because our ADSs are generally held of record by brokers, nominees and other institutions as participants in DTC on behalf of the beneficial owners of such ADSs, we are unable to estimate the total number of beneficial owners of the ADSs held by these record holders.

Dividends
We have never declared or paid a cash dividend on any of our shares and do not anticipate declaring cash dividends in the foreseeable future.
Equity Compensation Plan
The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the year ended December 31, 2022.

Recent Sales of Unregistered Securities

None.

Irish taxes applicable to U.S. holders

The following is a general summary of the main Irish tax considerations applicable to the purchase, ownership and disposition of our ordinary shares by U.S. holders. It is based on existing Irish law and practices in effect on March 16, 2023, and on discussions and correspondence with the Irish Revenue Commissioners. Legislative, administrative or judicial changes may modify the tax consequences described below.

The statements do not constitute tax advice and are intended only as a general guide. Furthermore, this information applies only to our ordinary shares held as capital assets and does not apply to all categories of shareholders, such as dealers in securities, trustees, insurance companies, collective investment schemes and shareholders who acquire, or who are deemed to acquire, their ordinary shares by virtue of an office or employment. This summary is not exhaustive and shareholders should consult their own tax advisers as to the tax consequences in Ireland, or other relevant jurisdictions where we operate, including the acquisition, ownership and disposition of ordinary shares.

Withholding tax on dividends

While we have no current plans to pay dividends, dividends on our ordinary shares would generally be subject to Irish dividend withholding tax (“DWT”) at 25%, unless an exemption applies. Dividends on our ordinary shares that are owned by residents of the U.S. and held beneficially through the Depositary Trust Company (“DTC”) would not be expected to be subject to DWT provided that the address of the beneficial owner of the ordinary shares in the records of the broker is in the U.S.

Dividends on our ordinary shares that are owned by residents of the U.S. and held directly (outside of DTC) will not be subject to DWT provided that the shareholder (a) where the shareholder is a body corporate, is not under the control of persons resident in Ireland and (b) has completed the appropriate Irish DWT form and this form remains valid. Such shareholders must provide the appropriate Irish DWT form to our transfer agent at least seven business days before the record date for the first dividend payment to which they are entitled.

If any shareholder who is resident in the U.S. receives a dividend subject to DWT, he or she should generally be able to make an application for a refund from the Irish Revenue Commissioners on the prescribed form.

Income tax on dividends

Irish income tax, if any, may arise in respect of dividends paid by us. However, a shareholder who is neither resident nor ordinarily resident in Ireland and who is entitled to an exemption from DWT, generally has no liability for Irish income tax or to the universal social charge on a dividend from us, unless he or she holds his or her ordinary shares through a branch or agency in Ireland which carries out a trade on his or her behalf.

Irish tax on capital gains

A shareholder who is neither resident nor ordinarily resident in Ireland and does not hold our ordinary shares in connection with a trade or business carried on by such shareholder in Ireland through a branch or agency, should not be within the scope of the charge to Irish tax on capital gains on a disposal of our ordinary shares.

A shareholder who is an individual and who is temporarily not resident in Ireland may, under Irish anti-avoidance legislation, still be liable for Irish tax on capital gains on any chargeable gain realized upon the disposal of our ordinary shares during the period in which such individual is a non-resident.

Capital acquisitions tax

Irish capital acquisitions tax (“CAT”) is comprised principally of gift tax and inheritance tax. CAT could apply to a gift or inheritance of our ordinary shares irrespective of the place of residence, ordinary residence or domicile of the parties. This is because our ordinary shares are regarded as property situated in Ireland as our share register must be held in Ireland. The person who receives the gift or inheritance has primary liability for CAT.

CAT is levied at a rate of 33% above certain tax‑free thresholds. The appropriate tax‑free threshold is dependent upon (i) the relationship between the donor and the recipient, and (ii) the aggregation of the values of previous gifts and inheritances received by the recipient from persons within the same category of relationship for CAT purposes. Gifts and inheritances passing between spouses are exempt from CAT. Children currently have a tax-free threshold of €335,000 in respect of taxable gifts or inheritances received from their parents. Our shareholders should consult their own tax advisers as to whether CAT is creditable or deductible in computing any domestic tax liabilities.

Stamp duty

Irish stamp duty, if any, may become payable in respect of ordinary share transfers. However, a transfer of our ordinary shares from a seller who holds shares through DTC to a buyer who holds the acquired shares through DTC should not be subject to Irish stamp duty. A transfer of our ordinary shares (i) by a seller who holds ordinary shares outside of DTC to any buyer, or (ii) by a seller who holds the ordinary shares through DTC to a buyer who holds the acquired ordinary shares outside of DTC, may be subject to Irish stamp duty, which is currently at the rate of 1% of the price paid or the market value of the ordinary shares acquired, if greater. The person accountable for payment of stamp duty is the buyer or, in the case of a transfer by way of a gift or for less than market value, all parties to the transfer.

A shareholder who holds ordinary shares outside of DTC may transfer those ordinary shares into DTC without giving rise to Irish stamp duty provided that the shareholder would be the beneficial owner of the related book‑entry interest in those ordinary shares recorded in the systems of DTC, and in exactly the same proportions, as a result of the transfer and at the time of the transfer into DTC there is no sale of those book‑entry interests to a third party being contemplated by the shareholder. Similarly, a shareholder who holds ordinary shares through DTC may transfer those ordinary shares out of DTC without giving rise to Irish stamp duty provided that the shareholder would be the beneficial owner of the ordinary shares, and in exactly the same proportions, as a result of the transfer, and at the time of the transfer out of DTC there is no sale of those ordinary shares to a third party being contemplated by the shareholder. In order for the share registrar to be satisfied as to the application of this Irish stamp duty treatment where relevant, the shareholder must confirm to us that the shareholder would be the beneficial owner of the related book‑entry interest in those ordinary shares recorded in the systems of DTC, and in exactly the same proportions or vice‑versa, as a result of the transfer and there is no agreement for the sale of the related book‑entry interest or the ordinary shares or an interest in the ordinary shares, as the case may be, by the shareholder to a third party being contemplated.

Share Performance Graph

The following graph compares the cumulative 5-year return provided to shareholders of Avadel’s ADSs relative to the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Biotechnology Index. We believe these indices are the most appropriate indices against which the total shareholder return of Avadel should be measured. The Nasdaq Biotechnology Index has been selected because it is an index of U.S. quoted biotechnology and pharmaceutical companies. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our ADSs and in each of the indexes on January 1, 2018 and our relative performance is tracked through December 31, 2022. The comparisons shown in the graph are based upon historical data and we caution that the stock price performance shown in the graph is not indicative of, or intended to forecast, the potential future performance of our stock.

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

Information pertaining to fiscal year 2020 was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, on pages 63 through 73, under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed with the SEC on March 16, 2022.

Overview
Nature of Operations
Avadel Pharmaceuticals plc (Nasdaq: AVDL) (“Avadel,” the “Company,” “we,” “our,” or “us”) is a biopharmaceutical company. Our lead product candidate, LUMRYZ, also known as FT218, is an investigational once-at-bedtime, extended-release formulation of sodium oxybate for the treatment of cataplexy or excessive daytime sleepiness (“EDS”) in adults with narcolepsy. We are primarily focused on obtaining final U.S. FDA approval of LUMRYZ and the launch of LUMRYZ, if approved.

Outside of our lead product candidate, we continue to evaluate opportunities to expand our product portfolio. As of the date of this Annual Report, we do not have any commercialized products in our portfolio.

LUMRYZ

LUMRYZ is an investigational once-at-bedtime formulation of sodium oxybate that uses our proprietary drug-delivery technology for the treatment of cataplexy or EDS in adults with narcolepsy. Sodium oxybate is the sodium salt of gamma hydroxybutyrate, an endogenous compound and metabolite of the neurotransmitter gamma-aminobutyric acid. Immediate release sodium oxybate is approved in the U.S. for the treatment of cataplexy in narcolepsy as well as EDS in narcolepsy and is approved in Europe for the treatment of cataplexy in narcolepsy. Since 2002, sodium oxybate has only been available as an immediate-release formulation that must be taken twice nightly, first at bedtime, and then again 2.5 to 4 hours later.

On July 18, 2022, the FDA granted tentative approval to LUMRYZ for the treatment of cataplexy or EDS in adults with narcolepsy. Tentative approval indicates that LUMRYZ has met all required quality, safety, and efficacy standards necessary for approval in the U.S. as of the date that the tentative approval was granted, but that the drug cannot receive final FDA approval until expiry or other disposition of a third-party exclusivity period. That tentative approval was granted based on the FDA’s determination that the LUMRYZ label implicated the use code listed in FDA’s Orange Book for U.S. Patent No. 8731963 (the “REMS Patent”). The owner of the REMS Patent subsequently requested delisting of that patent from the Orange Book on February 28, 2023, and we subsequently submitted an amendment to the FDA on March 1, 2023, requesting final FDA approval of the LUMRYZ NDA. The Company is currently awaiting a final approval decision from the FDA. Based on typical target turnarounds for the FDA and information provided in the tentative approval letter with respect to minor amendments, the Company anticipates timing for a final approval decision to be around early May of 2023. There can be no guarantee that the FDA will act within the anticipated timing.

The FDA’s tentative approval can be subject to change based on new information that may come to the FDA’s attention between such time as the tentative approval and potential final approval. We cannot legally market LUMRYZ in the U.S. until final approval is granted by the FDA. In addition, if the FDA concludes that LUMRYZ is the same drug product as a previously approved product having unexpired orphan drug exclusivity (e.g., Xywav), we would need to demonstrate that LUMRYZ is clinically superior to that previously approved product before the FDA grants final approval to our NDA. If the FDA determines the previously approved product is not the same drug product for purposes of orphan drug exclusivity, then any unexpired orphan drug exclusivity would not be relevant to a final approval decision for LUMRYZ. In an effort to expedite the time between a potential final approval of LUMRYZ and product availability, we are advancing our preparations for the commercial launch of LUMRYZ, which we expect to occur late in the second quarter or sometime in the third quarter of 2023, subject to receiving final approval by the FDA. For example, on March 15, 2023, we were notified by the FDA that we are permitted to conduct certain pre-launch activities including the importation of foreign manufactured product under the Pre-launch Activities Importation Request (“PLAIR”) Program.

With respect to clinical data generated for LUMRYZ, we conducted a Phase 3 clinical trial of LUMRYZ (the “REST-ON trial”), which was a randomized, double-blind, placebo-controlled study that enrolled 212 patients who received at least one dose of LUMRYZ or placebo, and was conducted in clinical sites in the U.S., Canada, Western Europe and Australia. The last patient’s last visit was completed at the end of the first quarter of 2020, and positive top line data from the REST-ON trial was announced on April 27, 2020. Patients who received 9 g of once-at-bedtime LUMRYZ, the highest dose administered in the trial, demonstrated statistically significant and clinically meaningful improvement compared to placebo across the three co-primary endpoints of the trial: maintenance of wakefulness test (“MWT”), clinical global impression-improvement (“CGI-I”), and mean weekly cataplexy attacks. The lower doses assessed, 6 g and 7.5 g, also demonstrated statistically significant and clinically meaningful improvement on all three co-primary endpoints compared to placebo. We observed the 9 g dose of once-at-bedtime LUMRYZ to be generally well-tolerated. Adverse reactions commonly associated with sodium oxybate were observed in a small number of patients (nausea 1.3%, vomiting 5.2%, decreased appetite 2.6%, dizziness 5.2%, somnolence 3.9%, tremor 1.3% and enuresis 9%), and 3.9% of the patients who received 9 g of LUMRYZ discontinued the trial due to adverse reactions.

In January 2018, the FDA granted LUMRYZ orphan drug designation for the treatment of narcolepsy, which makes LUMRYZ potentially eligible for certain development and commercial incentives, including potential U.S. market exclusivity for up to seven years. Additionally, thirteen LUMRYZ-related U.S. patents have been issued, and there are additional patent applications currently in development and/or pending at the U.S. Patent and Trademark Office (“USPTO”), as well as foreign patent offices.

In July 2020, we announced that the first patient was dosed in our open-label extension (“OLE”)/switch study of LUMRYZ as a potential treatment for cataplexy or EDS in patients with narcolepsy (“RESTORE”). The RESTORE study is examining the long-term safety and maintenance of efficacy of LUMRYZ in patients with narcolepsy who participated in the REST-ON study, as well as dosing and preference data for patients switching from twice-nightly sodium oxybate to once-at-bedtime LUMRYZ, regardless of whether they participated in REST-ON. In May 2021, inclusion criteria were expanded to allow for oxybate naïve patients to enter the study.

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

New data was presented at World Sleep 2022 Congress in March 2022, in Rome, Italy. A total of eight posters were presented, including five new post-hoc analyses from the REST-ON trial. Most notably, the post-hoc analyses showed that LUMRYZ demonstrated improvement in subjective measures of daytime sleepiness, sleep quality and refreshing nature of sleep as early as week 1 with the 4.5 g starting dose, with even greater improvement at week 2 soon after starting the 6 g dose compared to placebo. Additional post-hoc analyses, stratified by narcolepsy type, as well as concomitant stimulant use, or without stimulants, demonstrated positive results that are generally consistent with previously reported positive endpoints from REST-ON and add to the existing body of evidence for LUMRYZ.

In addition, the results of a discrete choice experiment (“DCE”) were presented, which showed that once-at-bedtime dosing, when compared to twice-nightly dosing, was the most important attribute driving both patient and clinician preference for overall oxybate product choice, as well as patient quality of life and reduction of patient anxiety/stress; dosing frequency (twice-nightly versus once-at-bedtime) was also viewed as a more important attribute as compared to other attributes assessed, including sodium content. Accompanying the DCE was a background survey for both patients and clinicians, which showed that dosing frequency was noted as a significant stressor by both patients and clinicians. The World Sleep 2022 presentations also included the first presentation of an interim safety analysis from the ongoing RESTORE study, which showed that LUMRYZ has generally been well-tolerated, with some patients receiving therapy for more than 18 months.

Additional peer-reviewed publications have included data on improvement on DNS, the first DCE and a Plain Language Summary reviewing sodium oxybate and cardiovascular health, which did not identify a signal of cardiovascular disease in the twenty years that sodium oxybate has been available. At the annual SLEEP Congress in June 2022, nine posters were presented, including five post-hoc analyses from REST-ON which support the following:

•A low number-needed-to-treat to achieve effectiveness across all three evaluated doses, as well as effect sizes, showing a moderate-to-high effect for improving MWT, ESS, and number of cataplexy attacks;

•Confirmation via various statistical methods to handle missing data that LUMRYZ improved cataplexy and EDS symptoms versus placebo;

•Confirmation of benefit for NT1 and NT2 for DNS and ESS;

•Confirmation of benefit for subgroups taking stimulants and those without stimulants for DNS and ESS; and

•Early efficacy (Week 1 and Week 2) for ESS, refreshing nature of sleep and quality of sleep.

In addition, interim data from RESTORE were presented demonstrating that a high proportion of patients switching from twice-nightly sodium oxybate formulations had difficulty in taking the second dose, with a high proportion (92.5%) stating a preference for the once-at-bedtime dosing regimen and that most participants (62%) switching from twice-nightly sodium oxybate formulations had a stable dose equal to their starting dose; participants not currently taking sodium oxybate formulations or oxybate naive reached a stable dose with 2–4 dose titrations within four weeks.

Additional peer-review publications have included a relative bioavailability pharmacokinetics (“PK”) study and a Plain Language Summary of the primary REST-ON trial results.

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

•Continuing Net Loss from Operations: We do not have any commercialized products in our portfolio. We will incur substantial expenses to further the clinical development of and continue our preparations for the commercial launch of LUMRYZ, which, assuming final FDA approval in June 2023, is anticipated to occur in the third quarter of 2023.

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

2022 Corporate Restructuring Plan

In June 2022, we announced a plan to optimize our cost structure to reduce total quarterly cash operating expenses to between $12,000 and $14,000, excluding inventory purchases. The targeted reduction in cash operating expenses, together with cash, cash equivalents and marketable securities currently on hand, was implemented to extend our cash runway to the middle of 2023 and the FDA’s decision regarding final approval of LUMRYZ, which could occur in June 2023 or possibly sooner.

Our cost structure optimization efforts included a nearly 50% reduction in our workforce (the “2022 Corporate Restructuring Plan”). See Note 12: Restructuring Costs to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information.

At-the-Market Offering Program

In February 2020, we entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) with respect to an at-the-market offering program (“ATM Program”) under which we may offer and sell our ADSs (and such ADSs sold under the ATM Program, “ATM ADSs”) through Jefferies as our sales agent. We agreed to pay Jefferies a commission up to 3.0% of the aggregate gross sales proceeds of such ATM ADSs. The initial aggregate offering price of the ATM Program was up to $50,000 of ADSs pursuant to its prospectus, dated February 14, 2020, included with our Registration Statement on Form S-3 (File No. 333-236258) (the “2020 Shelf Registration”). In August 2022, we filed an additional prospectus, dated September 12, 2022, included with our new Registration Statement on Form S-3 (File No. 333-267198) (the “2022 Shelf Registration”), in order to allocate up to $100,000 in additional ADSs to the ATM Program.

As of December 31, 2022, we had issued and sold 3,588 ADSs, resulting in net proceeds to us of approximately $25,318, pursuant to the Sales Agreement.

Financial Highlights

Highlights of our consolidated results for the year ended December 31, 2022 are as follows:

•Operating loss was $98,561 for the year ended December 31, 2022 compared to operating loss of $85,546 for the year ended December 31, 2021. Selling, general & administrative expenses increased in the current year by $6,021, driven by a $11,400 increase in legal spend during the year, as well as approximately $5,450 of debt issuance costs as part of the exchange of $117,375 of our 4.50% exchangeable senior notes due February 2023 (the “February 2023 Notes”) for a new series of 4.50% exchangeable senior notes due October 2023 (the “October 2023 Notes”, together with the February 2023 Notes, the “2023 Notes”) (the “Exchange Transaction”), offset by lower commercial spend due to delays in the potential final approval of LUMRYZ.

•Net loss was $137,464 for the year ended December 31, 2022 compared to net loss of $77,329 in the same period last year.

•Diluted net loss per share was $2.29 for the year ended December 31, 2022 compared to diluted net loss per share of $1.32 in the same period last year.

•Cash and marketable securities decreased by $60,722 to $96,499 at December 31, 2022 from $157,221 at December 31, 2021. This decrease was largely driven by $70,304 of net cash used in operations during the year ended December 31, 2022, which included $5,450 of fees paid to third parties as part of the completed Exchange Transaction, offset by the receipt of approximately $29,058 of tax refund claims associated with the carry-back of 2019 losses. Net cash used in operations was offset by $14,543 of cash provided by financing activities. This included net proceeds of $25,318 from the sale and issuance of ADSs under the ATM Program, offset by $8,653 of payments made for the early extinguishment of a portion of the February 2023 Notes and $4,804 of fees paid to note holders of the October 2023 Notes that are amortized as interest expense over the remaining term of the October 2023 Notes.

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

Income Taxes. Our income tax provision (benefit), deferred tax assets and liabilities, and liabilities for unrecognized tax benefits reflect management’s best estimate of current and future taxes to be paid. We are subject to income taxes in Ireland, France and the U.S. Significant judgments and estimates are required in the determination of the consolidated income tax benefit.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover our deferred tax assets in the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income or loss, tax-planning strategies, and results of recent operations. The assumptions about future taxable income or loss require the use of significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. As of December 31, 2022, the Company's cumulative loss position was significant negative evidence in assessing the need for a valuation allowance on its deferred tax assets. Given the weight of objectively verifiable historical losses from operations, the Company recorded a full valuation allowance on its deferred tax assets. The Company will be able to reverse the valuation allowance when it has shown its ability to generate taxable income on a consistent basis in future periods. The valuation allowance does not have an impact on the Company's ability to utilize any net operating losses or other tax attributes to offset cash taxes payable as these items are still eligible to be used.

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

We have not recorded a deferred tax liability for any income or withholding taxes that may arise as the result of the distribution of unremitted earnings within our Company. As of December 31, 2022, we had unremitted earnings of $3,967 outside of Ireland as measured on a U.S. GAAP basis. Based on our estimates that future domestic cash generation will be sufficient to meet future domestic cash needs along with our specific plans for reinvestment, we have not recorded a deferred tax liability for any income or withholding taxes that may arise from a distribution that would qualify as a dividend for tax purposes. It is not practicable to estimate the amount of deferred tax liability on such remittances, if any. We believe that our estimates for deferred income taxes and the amount of benefits recognized for uncertain tax positions are appropriate based on current facts and circumstances.

Goodwill. Goodwill represents the excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed. We have determined that we operate in a single segment and have a single reporting unit associated with the development and commercialization of pharmaceutical products. We can test for goodwill impairment by first performing a qualitative assessment to determine whether a quantitative goodwill test is necessary or we can elect to forgo the qualitative assessment and perform the quantitative test. We elected to perform a quantitative impairment assessment of goodwill in 2022 and 2021. Upon performing the quantitative test, if the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of goodwill. We have elected to make November 30 the annual impairment assessment date for goodwill. However, we could be required to evaluate the recoverability of goodwill outside of the required annual assessment if, among other things, we experience disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of the business or a sustained decline in market capitalization.

When performing the quantitative assessment of goodwill impairment, we estimate the fair value of our single reporting unit using the market approach, based on quoted market prices of our securities on the Nasdaq Global Market, adjusted for the effect of a control premium as contemplated by ASC 350. Based on the results of the annual quantitative evaluation for 2022, the fair value of our single reporting unit exceeded its respective carrying value and did not result in impairment for the reporting unit.

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

Results of Operations
The following is a summary of our financial results (in thousands, except per share amounts):

			Change
	Years Ended December 31,		2022 vs. 2021
Comparative Statements of Loss:	2022	2021	$	%

Research and development expenses	$20,700	$17,104	$3,596	21.0%
Selling, general and administrative expenses	74,516	68,495	6,021	8.8%
Restructuring expense (income)	3,345	(53)	3,398	(6,411.3)%
Total operating expenses	98,561	85,546	13,015	15.2%
Operating loss	(98,561)	(85,546)	(13,015)	15.2%
Investment and other (expense) income, net	(536)	2,343	(2,879)	(122.9)%
Interest expense	(12,342)	(9,942)	(2,400)	24.1%
Loss before income taxes	(111,439)	(93,145)	(18,294)	19.6%
Income tax provision (benefit)	26,025	(15,816)	41,841	(264.5)%
Net loss	$(137,464)	$(77,329)	$(60,135)	77.8%
Net loss per share - diluted	$(2.29)	$(1.32)	$(0.97)	73.5%

	Years Ended December 31,		Change
Research and Development Expenses	2022	2021	$	%

Research and development expenses	$20,700	$17,104	$3,596	21.0%

Research and development expenses increased by $3,596 or 21.0% during the year ended December 31, 2022 as compared to the same period in 2021. This change is driven by a $4,800 increase in active pharmaceutical ingredient purchases in the current year, offset by a $1,000 reduction in clinical studies spend.

	Years Ended December 31,		Change
Selling, General and Administrative Expenses	2022	2021	$	%

Selling, general and administrative expenses	$74,516	$68,495	$6,021	8.8%

Selling, general and administrative expenses increased by $6,021 or 8.8% during the year ended December 31, 2022 as compared to the prior year. This increase was driven primarily by higher legal costs of approximately $11,400 and debt issuance costs of approximately $5,450 related to the Exchange Transaction. The increase in selling, general and administrative expense was offset by lower commercial activities of approximately $7,800, and lower medical affairs activities of $2,400.

	Years Ended December 31,		Change
Restructuring Expense (Income)	2022	2021	$	%

Restructuring expense (income)	$3,345	$(53)	$3,398	(6,411.3)%

Restructuring expense was $3,345 for the year ended December 31, 2022 as compared to restructuring income of $53 for the same period in 2021. Restructuring expense was driven by the 2022 Corporate Restructuring Plan, which was announced in June 2022. See Note 12: Restructuring Costs to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details for further details.

	Years Ended December 31,		Change
Investment and Other (Expense) Income, net	2022	2021	$	%

Investment and other (expense) income, net	$(536)	$2,343	$(2,879)	(122.9)%

Investment and other expense, net was $536 for the year ended December 31, 2022 as compared to investment and other income, net of $2,343 for the year ended December 31, 2021. The decrease in investment and other (expense) income, net was driven by $1,700 more of realized losses for the year ended December 31, 2022 as compared to the prior period, as well as $1,000 less of interest income earned for the year ended December 31, 2022 as compared to the prior period.

	Years Ended December 31,		Change
Interest Expense	2022	2021	$	%

Interest expense	$(12,342)	$(9,942)	$(2,400)	(24.1)%

Interest expense of $12,342 and $9,942 for the years ended December 31, 2022 and 2021, respectively, is related to interest on the February 2023 Notes. Included in these amounts are coupon interest expense of $6,405 and $6,469 for each period, respectively, and the amortization of debt issuance costs and debt discount of $6,052 and $1,248 for each period, respectively. Current period interest expense also included a $203 gain on the early extinguishment of $8,875 aggregate principal amount of the February 2023, which reduced total interest reported for the period. See Note 8: Long Term Debt to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details. Interest expense for the years ended December 31, 2022 and 2021 also included $88 and $2,225, respectively, of additional interest expense owed as a result of not removing a restrictive legend from the 2023 Notes 365 days following original issuance of the 2023 Notes on February 16, 2018.

	Years Ended December 31,		Change
Income Taxes	2022	2021	$	%

Income tax provision (benefit)	$26,025	$(15,816)	$41,841	(264.5)%
Percentage of loss before income taxes	(23.4)%	17.0%

In 2022, income tax expense was $26,025, with an effective tax rate of (23.4)%, as compared to income tax benefit of $15,816, with an effective tax rate of 17.0%, in 2021. The change in the effective tax rate for the year ended December 31, 2022 is primarily driven by the valuation allowances recorded against our deferred tax assets during the period. The effective tax rate for 2021 was impacted by the geographic mix of earnings.

Liquidity and Capital Resources
Overview of Sources and Uses of Cash
Our ability to generate revenue is expected to start following the launch of LUMRYZ, which is dependent, in part, on final approval of LUMRYZ by the FDA. For the 12 month period ending December 31, 2023, we project that our fixed commitments will include (i) principal and interest payments on our 2023 Notes and interest payments on our April 2027 Notes, (ii) capital commitments, and (iii) lease payments. We project that our long-term fixed commitments will include (i) capital commitments and (ii) lease payments.
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

We have a recent history of generating losses and negative cash flows from operations, an accumulated shareholders’ deficit as of the date of these audited consolidated financial statements and approximately $73,981 of cash and cash equivalents and $22,518 of marketable securities available for use to fund our operations, debt service and capital requirements. Our ability to generate revenue is expected to start following the launch of LUMRYZ, which is dependent, in part, on final approval of LUMRYZ by the FDA.

As of December 31, 2022, we had $17,500 aggregate principal amount of its 4.50% exchangeable senior notes due February 2023 (the “February 2023 Notes”) and $117,375 aggregate principal amount of its 4.50% exchangeable senior notes due October 2023 (the “October 2023 Notes”) (together, the “2023 Notes”). Avadel Finance Cayman Limited, a Cayman Islands exempted company and an indirect wholly-owned subsidiary of Avadel Pharmaceuticals plc (the “Issuer”), repaid, with cash on hand, the remaining $17,500 aggregate principal amount of its February 2023 Notes on the maturity date of February 1, 2023.

On March 29, 2023, the Issuer executed an agreement to exchange $96,188 of its $117,375 October 2023 Notes for a new series of 6.0% exchangeable notes due April 2027 (the “April 2027 Notes”) (the “2023 Exchange Transaction”). The remaining $21,187 aggregate principal amount of the October 2023 Notes will maintain a maturity date of October 2, 2023.

On March 29, 2023, we executed a royalty purchase agreement with RTW Investments, L.P. (“RTW”) that could provide us up to $75,000 of royalty financing. The $75,000 of royalty financing will be accessible following achievement of certain regulatory and financial milestones, including final FDA approval and commercial launch of LUMRYZ.

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. We have concluded that we do not currently have sufficient liquidity to meet our operating, debt service and capital requirements for the next twelve months following the date of this Annual Report, which include repayment of the $21,187 aggregate principal amount of the October 2023 Notes. These conditions and events raised substantial doubt about our ability to continue as a going concern within one year after the date that these audited consolidated financial statements are issued.

In response to these conditions and events, we are evaluating various financing strategies to obtain sufficient additional liquidity to meet its operating, debt service and capital requirements for the next twelve months following the date of this Annual Report. The potential sources of financing that we are evaluating include one or any combination of royalty financing (as described above), secured or unsecured debt, convertible debt and equity. We also currently have authorized and available the use of its at-the-market offering program (“ATM Program”), described in more detail within Note 13: Equity Instruments and Transactions of our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, which could provide us up to approximately $93,200, net of commissions, if fully utilized. While we have the ability to utilize the ATM Program, we intend to pursue the other financing strategies described above. Based on our ability to raise funds through the ATM Program and its cash, cash equivalents and marketable securities as of December 31, 2022, we have concluded that it is probable that such proceeds would provide sufficient additional capital to meet our operating, debt service and capital requirements for the next twelve months following the date of this Annual Report. As a result, we have concluded that management’s plans are probable of being achieved to alleviate the substantial doubt about our ability to continue as a going concern.

The sources of financing described above that could be available to us and the timing and probability of obtaining sufficient capital depends, in part, on obtaining final FDA approval of LUMRYZ, resolving any legal and regulatory matters that could preclude us from launching LUMRYZ and future capital market conditions. If our current assumptions regarding timing of potential final approval, the timing of the launch of LUMRYZ or if there are any other changes or differences in current assumptions that negatively impact our financing strategy, we may have to further reduce expenditures or significantly delay, scale back or discontinue the development or commercialization of LUMRYZ in order to extend our cash resources.

Debt Arrangements

On February 1, 2023, we paid $17,500 in cash to settle the remaining principal balance of its February 2023 Notes and $394 in cash to settle the accrued interest on the February 2023 Notes. As a result of the 2023 Exchange Transaction, $21,187 aggregate principal amount of the October 2023 Notes will maintain a maturity date of October 2, 2023. For the twelve month period ending December 31, 2023, we will pay interest on October 2023 Notes and April 2027 Notes.

Capital Commitments

We have a commitment with a contract manufacturer of approximately $2,400 to $3,000 per year. If LUMRYZ is approved by the FDA and the contract manufacturer is subsequently approved, the annual commitment could be up to $4,200 per year.
Operating Leases

At December 31, 2022, we have leases for office space and a production suite. We have a current obligation of $1,013 due within one year and a long-term obligation of $820 due between January 1, 2024 and December 31, 2025. See Note 7: Leases to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details for further details.

Consolidated Statement of Cash Flows
Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

	Years Ended December 31,		Change
Net Cash (Used In) Provided By	2022	2021	$	%

Operating activities	$(70,304)	$(77,310)	$7,006	(9.1)%
Investing activities	79,698	56,929	22,769	40.0%
Financing activities	14,543	263	14,280	5,429.7%

Operating Activities
Net cash used in operating activities of $70,304 for the year ended December 31, 2022, a decrease from net cash used in operating activities of $77,310 in the prior year. Net cash used in operating activities for the year ended December 31, 2021 was driven by net loss of $137,464, partially offset by favorable non-cash adjustments of $42,625 and favorable changes in working capital of $24,535. For the year ended December 31, 2021, net cash used in operating activities was driven by net loss of $77,329 and unfavorable non-cash adjustments of $3,676, offset by favorable changes in working capital of $3,695.

The December 31, 2022 net favorable change in working capital was driven by the receipt of $29,058 of refund claims associated with the carryback of 2019 losses during the period. This was offset by the timing of payments made related to our accounts payable and accrual balances.

Investing Activities

Cash provided by investing activities was $79,698 for the year ended December 31, 2022 compared to cash used in investing activities of $56,929 in the same prior year period. Net cash provided by investing activities for the year ended December 31, 2022 was driven by net proceeds from sales of marketable securities of $80,414. Net cash provided by investing activities for the year ended December 31, 2021 was driven by net purchases of marketable securities of $40,455 and proceeds from the disposition of our portfolio of our sterile injectable drugs used in the hospital setting (“Hospital Products”) on June 30, 2020 of $16,500.

Financing Activities

Cash provided by financing activities was $14,543 for the year ended December 31, 2022 compared to cash provided by financing activities of $263 for the same prior year period. Cash provided financing activities for the year ended December 31, 2022 was driven by the sale of ADSs through the ATM Program, resulting in net proceeds to us of approximately $25,318, and by $2,682 of proceeds from stock option exercises and employee share purchase plan (“ESPP”) issuances, offset by the payment of $8,653 for the early extinguishment of a portion of the February 2023 Notes in November 2022, as well as the payment of $4,804 of debt issuance fees associated with the Exchange Transaction. Net cash provided by financing activities for the year ended December 31, 2021 of $263 related to proceeds from stock option exercises and ESPP issuances.

Other Matters
Litigation
We are subject to potential liabilities generally incidental to our business arising out of present and future lawsuits and claims related to product liability, personal injury, contract, commercial, intellectual property, tax, employment, compliance and other matters that arise in the ordinary course of business. We accrue for potential liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. At December 31, 2022 and December 31, 2021, there were no contingent liabilities with respect to any litigation, arbitration or administrative or other proceeding that are reasonably likely to have a material adverse effect on our consolidated financial position, results of operations, cash flows or liquidity. For information regarding legal proceedings we are involved in, see Note 11: Contingent Liabilities and Commitments to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Foreign Exchange Risk

We are exposed to foreign currency exchange risk as the functional currency financial statements of a non-U.S. subsidiary is translated to U.S. dollars. The assets and liabilities of this non-U.S. subsidiary having a functional currency other than the U.S. dollar is translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and at the average exchange rate for the reporting period for revenue and expense accounts. The cumulative foreign currency translation adjustment is recorded as a component of accumulated other comprehensive loss in shareholders’ (deficit) equity. The reported results of this non-U.S. subsidiary will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. Our primary currency translation exposure is related to one subsidiary that has functional currencies denominated in euro. A 10% strengthening/weakening in the rates used to translate the results of our non-U.S. subsidiaries that have functional currencies denominated in euro as of December 31, 2022 would have had an immaterial impact on net loss for the year ended December 31, 2022.

Transactional exposure arises where transactions occur in currencies other than the functional currency. Transactions in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction. The resulting monetary assets and liabilities are translated into the appropriate functional currency at exchange rates prevailing at the balance sheet date and the resulting gains and losses are reported in investment and other (expense) income, net in the consolidated statements of loss.  As of December 31, 2022, our primary exposure is to transaction risk related to euro net monetary assets and liabilities held by subsidiaries with a U.S. dollar functional currency. Realized and unrealized foreign exchange gains and losses resulting from transactional exposure were immaterial for the year ended December 31, 2022.

Inflation Risk

Inflation generally affects us by increasing our costs of labor and supplies and the costs of our third parties we rely on for the development, manufacture and supply of our product candidates. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the year ended December 31, 2022. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the near future (especially if inflation rates continue to rise) due to an impact on the costs to conduct clinical trials, the costs to prepare for the potential commercialization of LUMRYZ, if granted final approval, labor costs we incur to attract and retain qualified personnel, and other operational costs. Inflationary costs could adversely affect our business, financial condition and results of operations.

Item 8.         Financial Statements and Supplementary Data.

AVADEL PHARMACEUTICALS PLC
CONSOLIDATED STATEMENTS OF LOSS
(In thousands, except per share data)

	Years ended December 31,
	2022	2021

Operating expenses:
Research and development expenses	$20,700	$17,104
Selling, general and administrative expenses	74,516	68,495
Restructuring expense (income)	3,345	(53)
Total operating expenses	98,561	85,546
Operating loss	(98,561)	(85,546)
Investment and other (expense) income, net	(536)	2,343
Interest expense	(12,342)	(9,942)
Loss before income taxes	(111,439)	(93,145)
Income tax provision (benefit)	26,025	(15,816)
Net loss	$(137,464)	$(77,329)

Net loss per share - basic	$(2.29)	$(1.32)
Net loss per share - diluted	$(2.29)	$(1.32)

Weighted average number of shares outstanding - basic	60,094	58,535
Weighted average number of shares outstanding - diluted	60,094	58,535

See accompanying notes to consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Years ended December 31,
	2022	2021
Net loss	$(137,464)	$(77,329)
Other comprehensive loss, net of tax:
Foreign currency translation loss	(597)	(1,228)
Net other comprehensive loss, net of income tax benefit of $— and $214, respectively	(1,804)	(1,661)
Total other comprehensive loss, net of tax	(2,401)	(2,889)
Total comprehensive loss	$(139,865)	$(80,218)

See accompanying notes to consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$73,981	$50,708
Marketable securities	22,518	106,513
Research and development tax credit receivable	2,248	2,443
Prepaid expenses and other current assets	2,096	32,826
Total current assets	100,843	192,490
Property and equipment, net	839	285
Operating lease right-of-use assets	1,713	2,652
Goodwill	16,836	16,836
Research and development tax credit receivable	1,232	1,225
Other non-current assets	11,322	33,777
Total assets	$132,785	$247,265

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$37,668	$—
Current portion of operating lease liability	960	900
Accounts payable	7,890	7,679
Accrued expenses	7,334	7,151
Other current liabilities	1,941	5,270
Total current liabilities	55,793	21,000
Long-term debt	91,614	142,397
Long-term operating lease liability	780	1,707
Other non-current liabilities	5,743	3,917
Total liabilities	153,930	169,021

Shareholders’ (deficit) equity:
Preferred shares, nominal value of $0.01 per share; 50,000 shares authorized; 488 issued and outstanding at December 31, 2022 and 2021, respectively	5	5
Ordinary shares, nominal value of $0.01 per share; 500,000 shares authorized; 62,878 and 58,620 issued and outstanding at December 31, 2022 and 2021, respectively	628	586
Additional paid-in capital	589,783	549,349
Accumulated deficit	(585,220)	(447,756)
Accumulated other comprehensive loss	(26,341)	(23,940)
Total shareholders’ (deficit) equity	(21,145)	78,244
Total liabilities and shareholders’ (deficit) equity	$132,785	$247,265
See accompanying notes to consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY
(In thousands)

	Ordinary shares		Preferred shares		Additional	Accumulated	Accumulated other comprehensive	Total shareholders’
	Shares	Amount	Shares	Amount	paid-in capital	deficit	loss	(deficit) equity
Balance, December 31, 2020	58,396	$583	488	$5	$566,916	$(384,187)	$(21,051)	$162,266
Impact of the adoption of ASU 2020-06	—	—	—	—	(26,699)	13,760	—	(12,939)
Net loss	—	—	—	—	—	(77,329)	—	(77,329)
Other comprehensive loss	—	—	—	—	—	—	(2,889)	(2,889)
Exercise of stock options	48	1	—	—	168	—	—	169
Vesting of restricted shares	159	2	—	—	(2)	—	—	—
Employee share purchase plan share issuance	17	—	—	—	94	—	—	94
Share-based compensation expense	—	—	—	—	8,872	—	—	8,872
Balance, December 31, 2021	58,620	$586	488	$5	$549,349	$(447,756)	$(23,940)	$78,244
Net loss	—	—	—	—	—	(137,464)	—	(137,464)
Other comprehensive loss	—	—	—	—	—	—	(2,401)	(2,401)
Change in fair value of October 2023 Notes conversion feature	—	—	—	—	5,508	—	—	5,508
Issuance of common stock under at-the-market offering program, net of issuance costs	3,588	36	—	—	25,282	—	—	25,318
Amortization of deferred issuance costs	—	—	—	—	(45)	—	—	(45)
Exercise of stock options	451	4	—	—	2,456	—	—	2,460
Vesting of restricted shares	144	1	—	—	(1)	—	—	—
Employee share purchase plan share issuance	75	1	—	—	221	—	—	222
Share-based compensation expense	—	—	—	—	7,013	—	—	7,013
Balance, December 31, 2022	62,878	$628	488	$5	$589,783	$(585,220)	$(26,341)	$(21,145)

See accompanying notes to consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(137,464)	$(77,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,493	815
Amortization of debt discount and debt issuance costs	6,052	1,248
Changes in deferred tax	26,025	(15,666)
Share-based compensation expense	7,013	8,872
Other adjustments	2,042	1,055
Net changes in assets and liabilities
Prepaid expenses and other current assets	30,815	(439)
Research and development tax credit receivable	30	2,796
Accounts payable & other current liabilities	(3,108)	4,232
Accrued expenses	227	895
Other assets and liabilities	(3,429)	(3,789)
Net cash used in operating activities	(70,304)	(77,310)

Cash flows from investing activities:
Purchases of property and equipment	(716)	(26)
Proceeds from the disposition of the Hospital Products	—	16,500
Proceeds from sales of marketable securities	83,828	102,224
Purchases of marketable securities	(3,414)	(61,769)
Net cash provided by investing activities	79,698	56,929

Cash flows from financing activities:
Payments for debt issuance costs	(4,804)	—
Payments for extinguishment of February 2023 Notes	(8,653)	—
Proceeds from stock option exercises and employee share purchase plan	2,682	263
Proceeds from issuance of shares off the at-the-market offering program	25,318	—
Net cash provided by financing activities	14,543	263
Effect of foreign currency exchange rate changes on cash and cash equivalents	(664)	(896)
Net change in cash and cash equivalents	23,273	(21,014)
Cash and cash equivalents at January 1	50,708	71,722
Cash and cash equivalents at December 31	$73,981	$50,708

Supplemental disclosures of cash flow information:
Income taxes (refunded) paid, net	$(29,058)	$76
Interest paid	9,660	6,469

See accompanying notes to consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

NOTE 1: Summary of Significant Accounting Policies

Nature of Operations. Avadel Pharmaceuticals plc (Nasdaq: AVDL) (“Avadel,” the “Company,” “we,” “our,” or “us”) is a biopharmaceutical company. The Company is registered as an Irish public limited company. The Company’s headquarters are in Dublin, Ireland with operations in Dublin, Ireland and St. Louis, Missouri, United States (“U.S”).

The Company’s lead product candidate, LUMRYZ, also known as FT218, is an investigational once-at-bedtime, extended-release formulation of sodium oxybate for the treatment of cataplexy or excessive daytime sleepiness (“EDS”) in adults with narcolepsy. On July 18, 2022, the U.S. Food and Drug Administration (“FDA”) granted tentative approval to LUMRYZ for this indication. Tentative approval indicates that LUMRYZ has met all required quality, safety, and efficacy standards necessary for approval in the U.S. On March 1, 2023, the Company submitted an amendment to the FDA requesting final approval of the LUMRYZ new drug application (“NDA”) and is currently awaiting a final approval decision from the FDA. The Company cannot legally market LUMRYZ in the U.S. until final approval is granted by the FDA.

Outside of the Company’s lead product candidate, the Company continues to evaluate opportunities to expand its product portfolio. As of the date of this Annual Report, the Company does not have any commercialized products in its portfolio.

Liquidity and Going Concern

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has a recent history of generating losses and negative cash flows from operations, an accumulated shareholders’ deficit as of the date of these audited consolidated financial statements and approximately $73,981 of cash and cash equivalents and $22,518 of marketable securities available for use to fund its operations, debt service and capital requirements. The Company’s ability to generate revenue is expected to start following the launch of LUMRYZ, which is dependent, in part, on final approval of LUMRYZ by the FDA.

As of December 31, 2022, the Company had $17,500 aggregate principal amount of its 4.50% exchangeable senior notes due February 2023 (the “February 2023 Notes”) and $117,375 aggregate principal amount of its 4.50% exchangeable senior notes due October 2023 (the “October 2023 Notes”) (together, the “2023 Notes”). Avadel Finance Cayman Limited, a Cayman Islands exempted company and an indirect wholly-owned subsidiary of Avadel Pharmaceuticals plc (the “Issuer”), repaid, with cash on hand, the remaining $17,500 aggregate principal amount of its February 2023 Notes on the maturity date of February 1, 2023.

On March 29, 2023, the Issuer executed an agreement to exchange $96,188 of its $117,375 October 2023 Notes for a new series of 6.0% exchangeable notes due April 2027 (the “April 2027 Notes”) (the “2023 Exchange Transaction”). The remaining $21,187 aggregate principal amount of the October 2023 Notes will maintain a maturity date of October 2, 2023.

On March 29, 2023, the Company executed a royalty purchase agreement with RTW Investments, L.P. that could provide the Company up to $75,000 of royalty financing. The $75,000 of royalty financing will be accessible following achievement of certain regulatory and financial milestones, including final FDA approval and commercial launch of LUMRYZ.

In accordance with Accounting Standards Codification (“ASC”) 205-40, Going Concern, the Company evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year after the date that these consolidated financial statements are issued. The Company has concluded that it does not currently have sufficient liquidity to meet its operating, debt service and capital requirements for the next twelve months following the date of this Annual Report, which include repayment of the $21,187 aggregate principal amount of the October 2023 Notes. These conditions and events raised substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these audited consolidated financial statements are issued.

In response to these conditions and events, the Company is evaluating various financing strategies to obtain sufficient additional liquidity to meet its operating, debt service and capital requirements for the next twelve months following the date of this Annual Report. The potential sources of financing that the Company is evaluating include one or any combination of royalty financing (as described above), secured or unsecured debt, convertible debt and equity. The Company also currently has authorized and available the use of its at-the-market offering program (“ATM Program”), described in more detail within Note

13: Equity Instruments and Transactions, which could provide the Company up to approximately $93,200, net of commissions, if fully utilized. While the Company has the ability to utilize the ATM Program, it intends to pursue the other financing strategies described above. Based on the Company’s ability to raise funds through the ATM Program and its cash, cash equivalents and marketable securities as of December 31, 2022, the Company has concluded that it is probable that such proceeds would provide sufficient additional capital to meet the Company’s operating, debt service and capital requirements for the next twelve months following the date of this Annual Report. As a result, the Company has concluded that management’s plans are probable of being achieved to alleviate the substantial doubt about the Company’s ability to continue as a going concern.

The sources of financing described above that could be available to the Company and the timing and probability of obtaining sufficient capital depends, in part, on obtaining final FDA approval of LUMRYZ, resolving any legal and regulatory matters that could preclude the Company from launching LUMRYZ and future capital market conditions. If the Company’s current assumptions regarding timing of potential final approval, the timing of the launch of LUMRYZ or if there are any other changes or differences in current assumptions that negatively impact our financing strategy, the Company may have to further reduce expenditures or significantly delay, scale back or discontinue the development or commercialization of LUMRYZ in order to extend its cash resources.

Basis of Presentation. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and all subsidiaries. All intercompany accounts and transactions have been eliminated.

Reclassifications

Certain reclassifications are made to prior year amounts whenever necessary to conform with the current year presentation. Certain reclassifications have been made to the Consolidated Statement of Loss and the Consolidated Statements of Cash Flows for the fiscal year ended December 31, 2021 to condense line items of the same nature into a single line. This change does not affect previously reported net loss in the Consolidated Statement of Loss and or net cash flows used in operating activities in the Consolidated Statements of Cash Flows.

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

Advertising Expenses. The Company expenses the costs of advertising as incurred. Branded advertising expenses were immaterial for the years ended December 31, 2022 and 2021, respectively.

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
The Company recognizes deferred tax assets to the extent that the Company believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As of December 31, 2022, the Company's cumulative loss position was significant negative evidence in assessing the need for a valuation allowance on its deferred tax assets. Given the weight of objectively verifiable historical losses from operations, the Company recorded a full valuation allowance on its deferred tax assets. The Company will be able to reverse the valuation allowance when it has shown its ability to generate taxable income on a consistent basis in future periods. The valuation allowance does not have an impact on the Company's ability to utilize any net operating losses or other tax attributes to offset cash taxes payable as these items are still eligible to be used.
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
The Company recognizes interest and penalties related to unrecognized tax benefits in the income tax expense line in the consolidated statements of loss. Accrued interest and penalties are included on the related tax liability line in the consolidated balance sheets.

Cash and Cash Equivalents. Cash and cash equivalents consist of cash on hand, cash on deposit and fixed term deposits which are highly liquid investments with original maturities of less than three months.

Marketable Securities. The Company’s marketable securities are considered to be available for sale and are carried at fair value, with unrealized gains and losses, net of taxes, reported as a component of accumulated other comprehensive loss in shareholders’ (deficit) equity, with the exception of unrealized gains and losses on equity instruments and allowances for expected credit losses, if any, which are reported in earnings in the current period. The cost of securities sold is based upon the specific identification method.

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

Allowance for Credit Losses. Amounts owed to the Company are presented net of an allowance that includes as assessment of expected credit losses. An allowance for credit losses is established based on expected losses. Expected losses are estimated by reviewing individual accounts, considering aging, financial condition of the debtor, payment history, current and forecast economic conditions and other relevant factors. To the extent that the Company identifies that any individual customer's credit quality has deteriorated, the Company establishes allowances based on the individual risk characteristics of that customer. The Company makes concerted efforts to collect all outstanding balances due from customers; however, amounts are written off against the allowance when the related balances are no longer deemed collectible.

Property and Equipment. Property and equipment is stated at historical cost less accumulated depreciation. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

Software, office and computer equipment	3 years
Leasehold improvements, furniture, fixtures and fittings	2-10 years

Goodwill. Goodwill represents the excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed. The Company has determined that it operates in a single segment and have a single reporting unit associated with the development and commercialization of pharmaceutical products. The Company tests goodwill for impairment annually and when events or changes in circumstances indicate that the carrying value may not be recoverable. The Company determined that no impairment of goodwill existed at December 31, 2022 and 2021.

Long-Lived Assets. Long-lived assets include fixed assets and right of use assets at contract manufacturing organizations. Long-lived assets are reviewed for impairment whenever conditions indicate that the carrying value of the assets may not be fully recoverable. Such impairment tests are based on a comparison of the pretax undiscounted cash flows expected to be generated by the asset to the recorded value of the asset or other market-based value approaches. If impairment is indicated, the asset value is written down to its market value if readily determinable or its estimated fair value based on discounted cash flows. Any significant changes in business or market conditions that vary from current expectations could have an impact on the fair value of these assets and any potential associated impairment. Certain long-lived assets are amortized using the straight-line method over a five year useful life. Total amortization expense of long-lived assets for the year ended December 31, 2022 and 2021 was $391 and $0, respectively.

Lease Obligations. The Company determines if a contract is a lease at the inception of the arrangement. Right-of-use assets and operating lease liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. The Company reviews all options to extend, terminate, or purchase its right-of-use assets at the inception of the lease and will include these options in the lease term when they are reasonably certain of being exercised. Short term leases with an initial term of 12 months or less are not recorded on the balance sheet and the associated lease payments are recognized in the consolidated statements of loss on a straight-line basis over the lease term. The Company’s lease contracts do not provide a readily determinable implicit rate. The Company’s estimated incremental borrowing rate is based on information available at the inception of the lease. The Company’s lease agreements may contain variable costs such as common area maintenance, insurance, real estate taxes or other costs. Variable lease costs are expensed as incurred on the consolidated statements of loss.

Use of Estimates. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including marketable securities and contingent liabilities at the date of the consolidated financial statements and the reported amounts of sales and expenses during the periods presented. These estimates and assumptions are based on the best information available to management at the balance sheet dates and depending on the nature of the estimate can require significant judgments. Changes to these estimates and judgments can have and have had a material impact on the Company’s consolidated statements of loss and balance sheets. Actual results could differ from those estimates under different assumptions or conditions.

NOTE 2: Newly Issued Accounting Standards
Previously Adopted Accounting Guidance

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
The following table summarizes the financial instruments measured at fair value on a recurring basis classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the accompanying consolidated balance sheets:

	As of December 31, 2022			As of December 31, 2021
Fair Value Measurements:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Marketable securities (see Note 4)
Mutual and money market funds	$22,518	$—	$—	$78,098	$—	$—
Corporate bonds	—	—	—	—	16,479	—
Government securities - U.S.	—	—	—	—	9,471	—
Other fixed-income securities	—	—	—	—	2,465	—
Total assets	$22,518	$—	$—	$78,098	$28,415	$—

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. During the fiscal year ended December 31, 2022, there were no transfers in and out of Level 1, 2, or 3. During the twelve months ended December 31, 2022 and 2021, the Company did not recognize any allowances for credit losses.

Some of the Company’s financial instruments, such as cash and cash equivalents and accounts payable, are reflected in the balance sheet at carrying value, which approximates fair value due to their short-term nature.

Debt

The Company estimates the fair value of its $17,500 aggregate principal amount of its February 2023 Notes and its $117,375 aggregate principal amount of its October 2023 Notes based on interest rates that would be currently available to the Company for issuance of similar types of debt instruments with similar terms and remaining maturities or recent trading prices obtained from brokers (a Level 2 input). The estimated fair values of the February 2023 Notes and October 2023 Notes at December 31, 2022 are $16,975 and $112,973, respectively. See Note 8: Long-Term Debt for additional information regarding the Company’s debt obligations.

NOTE 4: Marketable Securities
The Company had investments in available-for-sale debt securities that are recorded at fair market value. The change in the fair value of available-for-sale debt investments is recorded as accumulated other comprehensive loss in shareholders’ (deficit) equity, net of income tax effects. As of December 31, 2022, the Company considered any decreases in fair value on its marketable securities to be driven by factors other than credit risk, including market risk.

The following tables show the Company’s available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category as of December 31, 2022 and 2021, respectively:

	2022
Marketable Securities:	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value

Mutual and money market funds	$24,407	$—	$(1,889)	$22,518
Total	$24,407	$—	$(1,889)	$22,518

	2021
Marketable Securities:	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value

Mutual and money market funds	$78,331	$813	$(1,046)	$78,098
Corporate bonds	16,478	94	(93)	16,479
Government securities - U.S.	9,530	39	(98)	9,471
Other fixed-income securities	2,473	2	(10)	2,465
Total	$106,812	$948	$(1,247)	$106,513

The Company determines realized gains or losses on the sale of marketable securities on a specific identification method. The Company reflects these gains and losses as a component of investment and other income in the accompanying consolidated statements of loss.

The Company recognized gross realized gains of $584 and $174 for the twelve months ended December 31, 2022 and 2021, respectively. These realized gains were offset by realized losses of $2,338 and $275 for the twelve-months ended December 31, 2022 and 2021, respectively.
The Company has classified its investment in available-for-sale marketable securities as current assets in the consolidated balance sheets as the securities need to be available for use, if required, to fund current operations. There are no restrictions on the sale of any securities in the Company’s investment portfolio.
Total gross unrealized losses of the Company’s marketable securities at December 31, 2022 have been are driven by factors other than credit risk. The Company does not intend to sell the investments and it is not more likely than not that it will be required to sell the investments before recovery of their amortized cost bases.

NOTE 5: Property and Equipment, net
The principal categories of property and equipment, net at December 31, 2022 and 2021, respectively, are as follows:

Property and Equipment, net:	2022	2021

Software, office and computer equipment	$832	$448
Furniture, fixtures and fittings	634	302
Less - accumulated depreciation	(627)	(465)
Total	$839	$285

Depreciation expense for the years ended December 31, 2022 and 2021 was $162 and $97, respectively.

NOTE 6: Goodwill
The Company’s goodwill is $16,836 at December 31, 2022 and 2021.
No impairment loss related to goodwill was recognized during the years ended December 31, 2022 or 2021.

NOTE 7: Leases

The Company leases office space and a production suite. All leased facilities are classified as operating leases with remaining lease terms between one and three years. The Company determines if a contract is a lease at the inception of the arrangement. The Company reviews all options to extend, terminate, or purchase its right-of-use assets at the inception of the lease and will include these options in the lease term when they are reasonably certain of being exercised. The Company’s lease agreements do not contain any material residual value guarantees or material variable lease payments. For the Company’s leased production suite, contract consideration was allocated to lease and non-lease components on the basis of relative standalone price.

The components of lease costs, which are included in selling, general and administrative expenses in the consolidated statements of loss of years ended December 31, 2022 and 2021 were as follows:

Lease cost:	2022	2021

Operating lease costs (1)	$1,028	$821
Sublease income (2)	(116)	(110)
Total lease cost	$912	$711

(1) Variable lease costs were immaterial for the years ended December 31, 2022 and 2021.
(2) Represents sublease income received for office subleases.

During the years ended December 31, 2022 and 2021, the Company reduced its operating lease liabilities by $963 and $578 for cash paid.

As of December 31, 2022, the Company’s operating leases have a weighted-average remaining lease term of 2.0 years and a weighted-average discount rate of 5.0%. The Company’s lease contracts do not provide a readily determinable implicit rate. The Company’s estimated incremental borrowing rate is based on information available at the inception of the lease.

Maturities of the Company’s operating lease liabilities were as follows:

Maturities:	Operating Leases

2023	$1,013
2024	614
2025	206
2026	—
2027	—
Thereafter	—
Total lease payments	1,833
Less: interest	93
Present value of lease liabilities	$1,740

NOTE 8: Long-Term Debt
Long-term debt is summarized as follows:

	December 31, 2022	December 31, 2021
Principal amount of 4.50% exchangeable senior notes due February 2023	$17,500	$143,750
Principal amount of 4.50% exchangeable senior notes due October 2023	117,375	—
Less: unamortized debt discount and issuance costs, net	(5,593)	(1,353)
Net carrying amount of liability component	129,282	142,397
Less: current maturities	37,668	—
Long-term debt	$91,614	$142,397

For the years ended December 31, 2022 and 2021, the total interest expense was $12,342 and $9,942, respectively, with coupon interest expense of $6,405 and $6,469 for each period, respectively, and the amortization of debt issuance costs and debt discount of $6,052 and $1,248 for each period, respectively.

On November 4, 2022, the Company repurchased $8,875 of its February 2023 Notes for $8,653 of cash consideration through an open market purchase. The Company recorded a $203 net gain on the early extinguishment that is included as a reduction to current period interest expense.

For the years ended December 31, 2022 and 2021, interest expense also included $88 and $2,225, respectively, of additional interest expense owed as a result of not removing a restrictive legend from the 2023 Notes 365 days following original issuance of the 2023 Notes on February 16, 2018. The additional interest was paid to the trustee on March 10, 2022. Additionally, on March 14, 2022, the restrictive legend on the 2023 Notes was removed and the Company is not subject to any additional interest after that date. This interest will not be applicable to future periods.

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

On April 5, 2022, the Issuer completed the exchange of $117,375 of its February 2023 Notes for a new series of its October 2023 Notes (the “Exchange Transaction”). The remaining $26,375 aggregate principal amount of the February 2023 Notes were not exchanged and maintained a maturity date of February 1, 2023. On November 4, 2022, the Company repurchased $8,875 of its February 2023 Notes and on the maturity date of February 1, 2023, the Company repaid, with cash on hand, the remaining $17,500 aggregate principal amount of its February 2023 Notes.

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

On March 29, 2023, the Issuer executed an agreement to exchange $96,188 of its $117,375 October 2023 Notes for a new series of 6.0% exchangeable notes due April 2027 (the “April 2027 Notes”) (the “2023 Exchange Transaction”). The remaining $21,187 aggregate principal amount of the October 2023 Notes will maintain a maturity date of October 2, 2023. Due to the 2023 Exchange Transaction, the $96,188 principal amount of the October 2023 Notes is classified as long-term debt, net of unamortized debt discount and issuance costs, as of December 31, 2022.

The 2023 Notes are exchangeable at the option of the holders at an initial exchange rate of 92.6956 ADSs per $1 principal amount of 2023 Notes, which is equivalent to an initial exchange price of approximately $10.79 per ADS. Such initial exchange price represents a premium of approximately 20% to the $8.99 per ADS closing price on The Nasdaq Global Market on February 13, 2018. Upon the exchange of any 2023 Notes, the Issuer will pay or cause to be delivered, as the case may be, cash, ADSs or a combination of cash and ADSs, at the Issuer’s election.

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

NOTE 9: Income Taxes
The components of (loss) income before income taxes for the years ended twelve months ended December 31, are as follows:

(Loss) Income Before Income Taxes:	2022	2021

Ireland	$(53,717)	$(36,631)
U.S.	(57,755)	(56,687)
France	33	173
Total loss before income taxes	$(111,439)	$(93,145)

The income tax provision (benefit) consists of the following for the years ended December 31:

Income Tax Provision (Benefit):	2022	2021

Current:
U.S. - State	$—	$60
Total current	—	60

Deferred:
U.S. - Federal	25,896	(15,876)
U.S. - State	129	—
Total deferred	26,025	(15,876)

Income tax provision (benefit)	$26,025	$(15,816)

The reconciliation between income taxes at the statutory rate and the Company’s provision (benefit) for income taxes is as follows for the years ended December 31:

Reconciliation to Effective Income Tax Rate:	2022	2021

Income tax provision (benefit) - at statutory tax rate	$(13,916)	$(11,642)
Differences in international tax rates	(9,921)	(8,950)
Change in valuation allowances	48,734	4,296
Nondeductible share-based compensation	1,424	645
Unrealized tax benefits	258	239
State and local taxes (net of federal)	(4,467)	60
Nondeductible interest expense	4,239	2,173
Orphan drug and R&D tax credit	—	(1,524)
Other	(326)	(1,113)
Income tax provision (benefit) - at effective income tax rate	$26,025	$(15,816)

In 2022, the income tax provision was $26,025, a change of $41,841 from income tax benefit of $15,816. The change in the effective tax rate for the year ended December 31, 2022 is primarily driven by the valuation allowances recorded against our deferred tax assets during the period. The effective tax rate for 2021 was impacted by the geographic mix of earnings.

Unrecognized Tax Benefits

The Company or one of its subsidiaries files income tax returns in Ireland, France, U.S. and various states. The Company is no longer subject to Irish, French, U.S. Federal, and state and local examinations for years before 2018.

The following table summarizes the activity related to the Company’s unrecognized tax benefits for the twelve months ended December 31:

Unrecognized Tax Benefit Activity	2022	2021

Balance at January 1:	$3,143	$3,143
Increases for tax positions of prior years	—	—
Statute of limitations expiration	—	—
Settlements	—	—
Balance at December 31:	$3,143	$3,143

The Company expects that within the next twelve months the unrecognized tax benefits could decrease by an immaterial amount and the interest could increase by an immaterial amount.

At December 31, 2022 and 2021, there are $3,143 and $2,483 of unrecognized tax benefits that if recognized would affect the annual effective tax rate.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax provision. During the years ended December 31, 2022 and 2021, the Company recognized approximately $258 and $239 in interest and penalties. The Company had approximately $2,103 and $1,777 for the payment of interest and penalties accrued at December 31, 2022 and 2021, respectively.

Deferred Tax Assets (Liabilities)

Deferred income tax provisions reflect the effect of temporary differences between consolidated financial statement and tax reporting of income and expense items. The net deferred tax assets (liabilities) at December 31, 2022 and 2021 resulted from the following temporary differences:

Net Deferred Tax Assets and Liabilities:	2022	2021

Deferred tax assets:
Net operating loss carryforwards	$53,393	$34,399
Share-based compensation	4,684	4,108
Amortization	3,541	3,429
Orphan drug and R&D tax credit	4,964	4,964
Capitalized research costs	2,108	—
Other	1,521	662
Interest expense carryforward	1,216	1,591
Gross deferred tax assets	71,427	49,153

Deferred tax liabilities:
Prepaid expenses	(86)	(75)
Other	—	(925)
Gross deferred tax liabilities	(86)	(1,000)

Less: valuation allowances	(71,341)	(24,025)

Net deferred tax assets	$—	$24,128

At December 31, 2022, the Company had $147,240 of net operating losses in Ireland that do not have an expiration date and $124,443 of net operating losses and $5,032 163(j) credits in the U.S. Of the $124,443 of net operating losses in the U.S., $10,365 were acquired due to the acquisition of FSC Therapeutics and FSC Laboratories, Inc., (collectively “FSC”) and $114,078 are due to the losses at US Holdings, of which $3,494 are state net operating losses. The portion due to the acquisition of FSC will expire in 2034 through 2035. A valuation allowance is recorded if, based on the weight of available evidence, it is more likely than not that a deferred tax asset will not be realized. This assessment is based on an evaluation of the level of historical taxable income and projections for future taxable income. For the year ended December 31, 2022, the Company recorded an additional valuation allowances related to Irish current year net operating losses of $5,547. The U.S. net operating losses are subject to an annual limitation as a result of the FSC acquisition under Internal Revenue Code Section 382 and will not be fully utilized before they expire.

The Company's cumulative loss position was significant negative evidence in assessing the need for a valuation allowance on its deferred tax assets in the U.S. Given the weight of objectively verifiable historical losses from operations, the Company recorded a full valuation allowance on its deferred tax assets. The Company will be able to reverse the valuation allowance when it has shown its ability to generate taxable income on a consistent basis in future periods. The valuation allowance does not have an impact on the Company's ability to utilize any net operating losses or other tax attributes to offset cash taxes payable as these items are still eligible to be used.

The Company recorded a valuation allowance against all of its net operating losses in Ireland, France and the U.S. as of December 31, 2022 and recorded a valuation allowance against all of its net operating losses in Ireland and France as of December 31, 2021. The Company intends to continue maintaining a full valuation allowance on the Irish and U.S. net operating losses until there is sufficient evidence to support the reversal of all or some portion of these allowances.

At December 31, 2022, the Company has unremitted earnings of $3,967 outside of Ireland as measured on a U.S. GAAP basis. Whereas the measure of earnings for purposes of taxation of a distribution may be different for tax purposes, these earnings, which are considered to be invested indefinitely, would become subject to income tax if they were remitted as dividends or if the Company were to sell its stock in the subsidiaries, net of any prior income taxes paid. It is not practicable to estimate the amount of deferred tax liability on such earnings, if any.

R&D Tax Credits Receivable

The French and Irish governments provide tax credits to companies for spending on innovative R&D. These credits are recorded as an offset of R&D expenses and are credited against income taxes payable in years after being incurred or, if not so utilized, are recoverable in cash after a specified period of time, which may differ depending on the tax credit regime. As of December 31, 2022, the Company’s net research tax credit receivable amounts to $3,480 and represents a French gross research tax credit of $2,912 and an Irish gross research tax credit of $568. As of December 31, 2021, the Company’s net research tax credit receivable amounts to $3,668 and represents a French gross research tax credit of $3,139 and an Irish gross research tax credit of $529.

2020 CARES Act

The CARES Act, enacted on March 27, 2020, includes significant business tax provisions. In particular, the CARES Act modified the rules associated with net operating losses. Under the temporary provisions of the CARES Act, net operating loss carryforwards and carrybacks may offset 100% of taxable income for taxable years beginning before 2021. In addition, net operating losses arising in 2018, 2019 and 2020 taxable years may be carried back to each of the preceding five years to generate a refund. The Company filed refund claims for $18,753 associated with the carryback of 2019 tax losses and a $10,273 refund claim associated with the carryback of 2020 tax losses. During the year ended December 31, 2022, the Company collected all of the outstanding receivables due to the Company related to net operating loss carrybacks.

NOTE 10: Other Assets and Liabilities
Various other assets and liabilities are summarized for the years ended December 31, as follows:

Prepaid Expenses and Other Current Assets:	2022	2021

Prepaid and other expenses	$1,523	$3,179
Guarantee from Armistice	276	279
Other	228	271
Income tax receivable	69	29,097
Total	$2,096	$32,826

Other Non-Current Assets:	2022	2021

Right of use assets at contract manufacturing organizations	$10,686	$8,549
Guarantee from Armistice	495	771
Other	141	329
Deferred tax assets	—	24,128
Total	$11,322	$33,777

Accrued Expenses:	2022	2021

Accrued professional fees	$4,040	$2,678
Accrued compensation	1,613	3,167
Accrued outsourced contract manufacturing costs	1,208	1,048
Accrued restructuring (see Note 12)	473	41
Customer allowances	—	217
Total	$7,334	$7,151

Other Current Liabilities:	2022	2021

Accrued interest	$1,649	$4,920
Guarantee to Deerfield	277	280
Other	15	70
Total	$1,941	$5,270

Other Non-Current Liabilities:	2022	2021

Tax liabilities	$5,246	$3,143
Guarantee to Deerfield	497	774
Total	$5,743	$3,917

NOTE 11: Contingent Liabilities and Commitments
Litigation
The Company is subject to potential liabilities generally incidental to its business arising out of present and future lawsuits and claims related to product liability, personal injury, contract, commercial, intellectual property, tax, employment, compliance and other matters that arise in the ordinary course of business. The Company accrues for potential liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. At December 31, 2022 and 2021, there were no contingent liabilities with respect to any litigation, arbitration or administrative or other proceeding that are reasonably likely to have a material adverse effect on the Company’s consolidated financial position, results of operations, cash flows or liquidity.

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

On June 23, 2022, Avadel CNS filed a Renewed Motion for Judgment on the Pleadings, with respect to its counterclaim against Jazz seeking to have U.S. Patent No. 8731963 (the “REMS Patent”) delisted from the Orange Book and seeking to have the motion resolved concurrent with the parties’ Markman hearing on August 31, 2022. On July 7, 2022, Jazz filed a response it styled as Objections to Avadel CNS’ Motion for Judgment on the Pleadings. On July 14, 2022, Avadel CNS replied to Jazz’s response, and on July 21, 2022, Avadel CNS requested oral argument on its delisting motion simultaneous with the Markman hearing. On August 24, 2022, the Court ordered Jazz to respond substantively to Avadel CNS’ motion, which Jazz did on August 26, 2022. Avadel CNS filed its reply on August 28, 2022.

On August 23, 2022, the Markman hearing was postponed. On September 7, 2022, the case was reassigned to a new judge, and the Markman hearing was held on October 25, 2022. At the Markman hearing, Avadel CNS reiterated its request for an expedited hearing on the Renewed Motion for Judgment on the Pleadings for the delisting of the REMS Patent. On October 28, 2022, the Court granted Avadel CNS’ request and scheduled the hearing for November 15, 2022.

The Court held the Markman hearing on November 15, 2022 and issued a claim construction ruling on November 18, 2022. Also on November 18, 2022 the Court granted Avadel’s Renewed Motion for Judgment on the Pleadings and ordered Jazz to request delisting of the REMS Patent from the Orange Book. On November 22, 2022, Jazz appealed that decision and on December 14, 2022, the Federal Circuit issued a stay of the delisting order until further notice. Oral argument was held February 14, 2023. On February 24, 2023, the United States Court of Appeals for the Federal Court affirmed the previous ruling from the Court, ordering the delisting of the REMS Patent from the Orange Book, which has since occurred. On March 7, 2023, in response to a joint stipulation filed by the parties, the Court issued an order dismissing Jazz’s infringement claims against the Avadel Parties relating to the REMS Patent as well as Avadel Parties’ noninfringement and invalidity counterclaims relating to the REMS Patent.

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

Fourth Jazz Complaint

On July 15, 2022, Jazz filed another formal complaint (the “Fourth Complaint”) initiating a lawsuit in the Court against Avadel CNS. In the Fourth Complaint, Jazz alleges the Proposed Product described in the NDA owned by Avadel CNS will infringe at least one claim of the REMS Patent, which was asserted in the First Complaint. The FDA required Avadel CNS to file a Paragraph IV certification against the REMS Patent, which Avadel CNS did under protest, consistent with its Renewed Motion for Judgment on the Pleadings for the delisting of the REMS Patent from the Orange Book, which was later ordered to be delisted in the above First Jazz Complaint action. Avadel CNS provided the required notice of its Paragraph IV certification to Jazz, and Jazz reasserted the REMS Patent in a separate action following receipt of that notice. The Fourth Complaint further includes typical relief requests such as preliminary and permanent injunctive relief, monetary damages and attorneys’ fees, costs and expenses.

On September 7, 2022, the case was reassigned to a new judge.

On September 21, 2022, Jazz served the Fourth Complaint. On October 21, 2022, Avadel CNS timely filed its Answer and Counterclaims (the “Fourth Avadel Answer”) with the Court in response to the Fourth Complaint. The Fourth Avadel Answer generally denies the allegations set forth in the Fourth Complaint, includes numerous affirmative defenses (including, but not limited to, non-infringement and invalidity of the patent-in-suit), and asserts a number of counterclaims for i) a declaratory judgment of non-infringement of the patent-in-suit, ii) a declaratory judgment of invalidity/unenforceability of the patent-in-suit, iii) delisting of the patent-in-suit from the Orange Book; iv) monopolization under the Sherman Antitrust Act of 1890 (the “Sherman Act”); and v) attempted monopolization under the Sherman Act.

On December 9, 2022, Jazz filed a Motion to Dismiss Avadel’s Antitrust Counterclaims. Avadel filed its opposition brief on December 27, 2022, and Jazz filed its reply brief on January 6, 2022. On January 11, 2023, Avadel filed a request for oral argument on the motion, which is still pending.

On March 6, 2023, the parties filed a stipulation of dismissal, dismissing Jazz’s claims with respect to the REMS Patent and Avadel’s related non-infringement and invalidity counterclaims. The Court entered that stipulation on March 7, 2023.

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

On July 8, 2022, Jazz filed a Motion for Judgment on the Pleadings seeking to have all Counts dismissed for failure to state a claim upon which relief can be granted. The Avadel Plaintiffs’ response to that Motion was filed with the Court on July 29, 2022. Jazz’s reply was filed with the Court on August 5, 2022. On February 2, 2023, the Court held a hearing on Jazz’s Motion for Judgment on the Pleadings.

On September 7, 2022, the case was reassigned to a new judge.

On February 2, 2023, the Court held a hearing on Jazz’s Motion for Judgment on the Pleadings.

Administrative Procedure Act Complaint

On July 21, 2022, Avadel CNS filed an Administrative Procedure Act suit against the FDA, the U.S. Department of Health and Human Services, the Secretary of Health and Human Services and the Commissioner of Food and Drugs (the “Federal Defendants”) in the United States District Court for the District of Columbia (the “DC Court”) related to the NDA for LUMRYZ (sodium oxybate). This suit alleges that the FDA’s decision requiring Avadel CNS to file a patent certification concerning the REMS Patent was arbitrary, capricious and contrary to law and asks the DC Court to vacate the FDA’s decision and order the FDA to take final action on the LUMRYZ NDA. On July 28, 2022, the DC Court granted Jazz’s unopposed motion to intervene in the case to defend the FDA’s decision. The DC Court also entered an expedited briefing schedule governing Avadel CNS’s motion for preliminary injunction or, in the alternative, summary judgment, and the Federal Defendant’s and Jazz’s oppositions to that motion and anticipated cross-motions for summary judgment. On August 19, 2022, the Federal Defendants and Jazz filed their combined oppositions to Avadel CNS’s motion for preliminary injunction or, in the alternative, summary judgment, and cross-motions for summary judgment. On September 2, 2022, Avadel CNS filed its combined reply in support of its motion for preliminary injunction or, in the alternative, summary judgment, and opposition to the cross-motions for summary judgment. On September 14, 2022, the Federal Defendants and Jazz filed their replies in support of their cross-motions for summary judgment. On October 7, 2022, the DC Court heard oral arguments of Avadel CNS’s motion and the Federal Defendants and Jazz’s cross-motions. On November 3, 2022, the DC Court issued its opinion determining that Avadel CNS is not entitled to seek relief under the APA because of the availability of adequate alternative relief in the Court, specifically, in the form of its counterclaim to have the REMS Patent delisted from the FDA’s Orange Book described above in the section regarding the First Jazz Complaint.

Material Commitments

The Company has a commitment with a contract manufacturer of approximately $2,400 to $3,000 per year. If LUMRYZ is approved by the FDA and the contract manufacturer is subsequently approved, the annual commitment could be up to $4,200 per year.
Guarantees

The fair values of the Company’s guarantee to Deerfield Capital L.P. (“Deerfield”) and the guarantee received by the Company from Armistice Capital Master Fund, Ltd. largely offset and when combined are not material.

Deerfield Guarantee

In connection with the Company’s February 2018 divestiture of its pediatric assets, including four pediatric commercial stage assets – Karbinal™ ER, Cefaclor, Flexichamber™ and AcipHex® Sprinkle™ (“FSC products”), to Cerecor, Inc. (“Cerecor”), the Company guaranteed to Deerfield a quarterly royalty payment of 15% on net sales of the FSC products through February 6, 2026 (“FSC Product Royalties”), in an aggregate amount of up to approximately $10,300. Given the Company’s explicit guarantee to Deerfield, the Company recorded the guarantee in accordance with ASC 460. The balance of this guarantee liability was $774 at December 31, 2022. This liability is being amortized proportionately based on undiscounted cash outflows through the remainder of the contract with Deerfield.

Armistice Guarantee

In connection with the Company’s February 2018 divestiture of the pediatric assets, Armistice Capital Master Fund, Ltd., the majority shareholder of Cerecor, guaranteed to the Company the FSC Product Royalties. The Company recorded the guarantee in accordance with ASC 460. The balance of this guarantee asset was $771 at December 31, 2022. This asset is being amortized proportionately based on undiscounted cash outflows through the remainder of the contract with Deerfield noted above.

NOTE 12: Restructuring Costs

2022 Corporate Restructuring Plan
In June 2022, the Company announced a plan to optimize its cost structure to reduce total quarterly cash operating expenses, excluding inventory purchases.

The Company’s cost structure optimization efforts included a nearly 50% reduction in its workforce that was completed at the end of August 2022 (the “2022 Corporate Restructuring Plan”). Restructuring expense of $3,345, comprised primarily of severance related costs, was recorded for the year ended December 31, 2022.

The following table sets forth activities for the Company’s 2022 Corporate Restructuring Plan obligations as of December 31, 2022:

2022 Corporate Restructuring Plan Obligation:	2022

Balance of 2022 Corporate Restructuring Plan accrual at January 1,	$—
Charges for employee severance, benefits and other costs	3,592
Payments	(2,910)
Other adjustments	(247)
Balance of 2022 Corporate Restructuring Plan accrual at December 31,	$435

The 2022 Corporate Restructuring Plan liabilities of $435 are included in the consolidated balance sheet in accrued expenses at December 31, 2022.

2019 French Restructuring

During the second quarter of 2019, the Company initiated a plan to discontinue all French business activities, which resulted in the redundancy and reduction of its entire workforce at its Vénissieux, France site and the cessation of all business activities there (“2019 French Restructuring”). This reduction was part of an effort to align the Company’s cost structure with its ongoing and future planned projects. The discontinuation of business activities and elimination of the workforce in France was completed during the year ended December 31, 2020. Restructuring charges associated with this plan recognized during the years ended December 31, 2022 and 2021 were immaterial. The Company does not expect to incur any additional expenses related to the 2019 French Restructuring. The following table sets forth activities for the Company’s cost reduction plan obligations for the years ended December 31, 2022 and 2021:

2019 French Restructuring Obligation:	2022	2021

Balance of restructuring accrual at January 1,	$41	$248
(Benefit) charges for employee severance, benefits and other costs	—	(122)
Payments	—	(77)
Foreign currency impact	(3)	(8)
Balance of restructuring accrual at December 31,	$38	$41

The 2019 French Restructuring liability of $38 is included in the consolidated balance sheet in accrued expenses at December 31, 2022.

NOTE 13: Equity Instruments and Transactions

Capital Shares

The Company has 500,000 shares of authorized ordinary shares with a nominal value of $0.01 per ordinary share. As of December 31, 2022, the Company had 62,878 ordinary shares issued and outstanding, respectively. The Board of Directors is authorized to issue preferred shares in series, and with respect to each series, to fix its designation, relative rights (including voting, dividend, conversion, sinking fund, and redemption rights), preferences (including dividends and liquidation) and limitations. The Company has 50,000 shares of authorized preferred shares, $0.01 nominal value, of which 488 are currently issued and outstanding as of December 31, 2022.

Shelf Registration Statement on Form S-3

In February 2020, the Company filed with the SEC a new shelf registration statement on Form S-3 (the “2020 Shelf Registration Statement”) (File No. 333-236258) that allows issuance and sale by the Company, from time to time, of:

a.up to $250,000 in aggregate of ordinary shares, nominal value US$0.01 per share (the “Ordinary Shares”), each of which may be represented by American Depositary Shares (“ADSs”), preferred shares, nominal value US$0.01 per share (the “Preferred Shares”), debt securities (the “Debt Securities”), warrants to purchase Ordinary Shares, ADSs, Preferred Shares and/or Debt Securities (the “Warrants”), and/or units consisting of Ordinary Shares, ADSs, Preferred Shares, one or more Debt Securities or Warrants in one or more series, in any combination, pursuant to the terms of the 2020 Shelf Registration Statement, the base prospectus contained in the 2020 Shelf Registration Statement (the “2020 Base Prospectus”), and any amendments or supplements thereto; including

b.up to $50,000 of ADSs that may be issued and sold from time to time pursuant to the terms of an Open Market Sale AgreementSM, entered into with Jefferies LLC (“Jefferies”) on February 4, 2020 (the “Sales Agreement”), the 2020 Shelf Registration Statement, the 2020 Base Prospectus and the terms of the sales agreement prospectus contained in the 2020 Shelf Registration Statement. The Company agreed to pay Jefferies a commission up to 3.0% of the aggregate gross sales proceeds of such ADSs.

As of December 31, 2022, the Company had issued and sold 3,588 ADSs, resulting in net proceeds to the Company of approximately $25,318, pursuant to the Sales Agreement.

The transaction costs associated with the 2020 Shelf Registration Statement totaled $428, of which $169 remain recorded within prepaid expenses and other current assets at December 31, 2022.

In August 2022, the Company filed with the SEC a new shelf registration statement on Form S-3 (the “2022 Shelf Registration Statement”) (File No. 333-267198) that allows issuance and sale by the Company, from time to time, of:

a.up to $500,000 in aggregate of Ordinary Shares, each of which may be represented by ADSs, Preferred Shares, Debt Securities, Warrants, and/or units consisting of Ordinary Shares, ADSs, Preferred Shares, one or more Debt Securities or Warrants in one or more series, in any combination, pursuant to the terms of the 2022 Shelf Registration Statement, the base prospectus contained in the 2022 Shelf Registration Statement (the “2022 Base Prospectus”), and any amendments or supplements thereto; including

b.up to $100,000 of ADSs that may be issued and sold from time to time pursuant to the Sales Agreement, the 2022 Shelf Registration Statement, the 2022 Base Prospectus and the terms of the sales agreement prospectus contained in the 2022 Shelf Registration Statement.

At December 31, 2022, the Company had up to $123,899 of ADSs available for sale under the ATM Program pursuant to the Sales Agreement.

The transactions costs associated with the 2022 Shelf Registration Statement totaled $192, which are recorded within prepaid expenses and other current assets at December 31, 2022.

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

NOTE 14: Share-Based Compensation
Compensation expense included in the Company’s consolidated statements of loss for all share-based compensation arrangements was as follows for the periods ended December 31, 2022 and 2021, respectively:

Share-based Compensation Expense:	2022	2021

Research and development	$169	$758
Selling, general and administrative	6,844	8,114
Total share-based compensation expense	$7,013	$8,872

As of December 31, 2022, the Company expects $9,040 of unrecognized expense related to granted, but non-vested share-based compensation arrangements to be incurred in future periods. This expense is expected to be recognized over a weighted average period of 2.54 years.

In 2022, the Company granted options with performance conditions to employees of which 50% vest upon the achievement of certain commercial milestones related to LUMRYZ and the other 50% vest one year following achievement of those milestones (“2022 Performance Options”). At December 31, 2022, achievement of these milestones was not considered probable and the Company has not yet recognized any share-based compensation on the 2022 Performance Options. In the event the performance conditions are met, $8,027 of share-based compensation expense is expected to be recognized.

The excess tax benefit related to share-based compensation recorded by the Company was not material for the years ended December 31, 2022 and 2021.

Upon exercise of stock options, or upon the issuance of restricted share awards or performance share unit awards, the Company issues new shares.

At December 31, 2022, there were 752 shares authorized for stock option grants, restricted share award grants, and performance share unit award grants in subsequent periods.

Inducement Plan

In November 2021, the Board of Directors approved the Avadel Pharmaceuticals plc 2021 Inducement Plan (the “Inducement Plan”), which allows the Company to grant equity awards to induce highly-qualified prospective officers and employees who are not currently employed by the Company to accept employment and provide them with a proprietary interest in the Company. The maximum number of shares reserved and available for issuance under the Plan is 1,500 shares. As of December 31, 2022, the Company had 1,278 shares available for issuance under this Inducement Plan in subsequent periods.

Determining the Fair Value of Stock Options

The Company measures the total fair value of stock options on the grant date using the Black-Scholes option-pricing model and recognizes each grant’s fair value as compensation expense over the period that the option vests. Other than the 2022 Performance Options described above, options are granted to employees of the Company and become exercisable ratably over four years following the grant date and expire ten years after the grant date. Prior to 2021, the Company issued stock options to its Board of Directors as compensation for services rendered that are exercisable ratably over three years following the grant date, and expire ten years after the grant date. Beginning in 2021, the Company issued stock options to its Board of Directors as compensation for services rendered and are exercisable one year following the grant date and expire ten years after the grant date.

The weighted-average assumptions under the Black-Scholes option-pricing model for stock option grants as of December 31, 2022 and 2021 are as follows:

Stock Option Assumptions:	2022	2021

Stock option grants:
Expected term (years)	6.09	6.20
Expected volatility	93.41%	73.91%
Risk-free interest rate	2.73%	1.10%
Expected dividend yield	—	—

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
Stock Options
A summary of the combined stock option activity and other data for the Company’s stock option plans for the year ended December 31, 2022 is as follows:

Stock Option Activity and Other Data:	Number of Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Stock options outstanding, January 1, 2022	8,403	$7.39
Granted	3,268	5.29
Exercised	(450)	5.46
Forfeited	(1,496)	7.24
Expired	(421)	9.65
Stock options outstanding, December 31, 2022	9,304	$6.67	7.78 years	$8,710
Stock options exercisable, December 31, 2022	4,059	$7.40	6.33 years	$6,859

The aggregate intrinsic value of options exercised during the year ended December 31, 2022 and 2021 was $877 and $249, respectively.

The weighted average grant date fair value of options granted during the years ended December 31, 2022 and 2021 was $4.02 and $5.36 per share, respectively.

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

A summary of the Company’s restricted share awards as of December 31, 2022, and changes during the year then ended, is reflected in the table below.

Restricted Share Activity and Other Data:	Number of Restricted Share Awards	Weighted Average Grant Date Fair Value

Non-vested restricted share awards outstanding, January 1, 2022	274	$7.14
Granted	—	—
Vested	(144)	6.37
Forfeited	(74)	8.04
Non-vested restricted share awards outstanding, December 31, 2022	56	$7.95

No restricted share awards were granted during the year ended December 31, 2022. The weighted average grant date fair value of restricted share awards granted during the year ended December 31, 2021 was $8.22 per share.

Performance Share Units Awards

Performance share units awards (“PSUs”) represent Company shares issued free of charge to employees of the Company as compensation for achieving various results. The Company measures the total fair value of performance share unit awards on the grant date using the Company’s stock price at the time of the grant. In 2020, the Company granted performance share awards, of which 50% vest upon the achievement of certain regulatory milestones related to LUMRYZ and the other 50% vest one year following achievement of those milestones (“2020 PSU awards”). The regulatory milestones were not met and the 2020 PSU awards were forfeited in 2022. The Company did not recognize any share-based compensation expense related to the 2020 PSU awards as of December 31, 2022.

In 2021, the Company granted performance share awards of which 50% vest upon achievement of certain corporate objectives and the second 50% vests one year following achievement of those objectives (“2021 PSU awards”). The objectives of the 2021 PSU awards were not met and the 2021 PSU awards were forfeited in 2022. The Company did not recognize any share-based compensation expense related to the 2021 PSU awards as of December 31, 2022.

A summary of the Company’s performance share units awards as of December 31, 2022, and changes during the year then ended, is reflected in the table below.

Performance Unit Share Activity and Other Data	Number of Performance Share Awards	Weighted Average Grant Date Fair Value

Non-vested performance share awards outstanding, January 1, 2022	535	$7.71
Granted	—	—
Vested	—	—
Forfeited	(535)	7.71
Non-vested performance share awards outstanding, December 31, 2022	—	$—

There were no performance share awards granted during the year ended December 31, 2022. The weighted average grant date fair value of performance share awards granted during the years ended December 31, 2021 was $8.20 per share.

Employee Share Purchase Plan

In 2017, the Board of Directors approved the Avadel Pharmaceuticals plc 2017 Avadel Employee Share Purchase Plan (“ESPP”). The total number of Company ordinary shares, nominal value $0.01 per share, or ADSs representing such ordinary shares (collectively, “Shares”) which may be issued under the ESPP is 1,000. The purchase price at which a share will be issued or sold for a given offering period will be established by the Compensation Committee of the Board (“Committee”) (and may differ among participants, as determined by the Committee in its sole discretion) but will in no event be less than 85% of the lesser of: (a) the fair market value of a Share on the offering date; or (b) the fair market value of a Share on the purchase date. During the years ended December 31, 2022 and 2021, the Company issued 75 and 17 ordinary shares to employees, respectively. Expense related to the ESPP for the years ended December 31, 2022 and 2021 was immaterial.

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

A reconciliation of basic and diluted net loss per share, together with the related shares outstanding in thousands for the years ended December 31, 2022 and 2021, is as follows:

Net Loss Per Share:	2022	2021

Net loss	$(137,464)	$(77,329)

Weighted average shares:
Basic shares	60,094	58,535
Effect of dilutive securities—employee and director equity awards outstanding	—	—
Diluted shares	60,094	58,535

Net loss per share - basic	$(2.29)	$(1.32)
Net loss per share - diluted	$(2.29)	$(1.32)
Potential ordinary shares of 17,941 and 15,327 were excluded from the calculation of weighted average shares for the years ended December 31, 2022 and 2021, respectively, because either their effect was considered to be anti-dilutive or they were related to shares from PSUs for which the contingent vesting condition had not been achieved. For the years ended December 31, 2022 and 2021, the effects of dilutive securities were entirely excluded from the calculation of net loss per share as a net loss was reported in these periods.

NOTE 16: Comprehensive Loss
The following table shows the components of accumulated other comprehensive loss for the year ended December 31, net of immaterial tax effects:

Accumulated Other Comprehensive Loss:	2022	2021

Foreign currency translation adjustment:
Beginning balance	$(23,855)	$(22,627)
Net other comprehensive loss	(597)	(1,228)
Balance at December 31,	$(24,452)	$(23,855)

Unrealized (loss) gain on marketable securities, net
Beginning balance	$(85)	$1,576
Net other comprehensive loss, net of income tax benefit of $— and $214, respectively	(1,804)	(1,661)
Balance at December 31,	$(1,889)	$(85)
Accumulated other comprehensive loss at December 31,	$(26,341)	$(23,940)

NOTE 17: Company Operations by Product, Customer and Geographic Area
The Company has determined that it operates in one segment, the development and commercialization of pharmaceutical products, including controlled-release therapeutic products based on its proprietary polymer based technology. The Company’s Chief Operating Decision Maker is the Chief Executive Officer (“CEO”). The CEO reviews profit and loss information on a consolidated basis to assess performance and make overall operating decisions as well as resource allocations. All products are included in one segment because the Company’s products have similar economic and other characteristics, including the nature of the products and production processes, type of customers, distribution methods and regulatory environment. The Company had no revenue during the years ended December 31, 2022 and 2021.
Currently, the Company is working with contract manufacturing organizations for the manufacture of LUMRYZ. Additionally, the Company purchases raw materials used in LUMRYZ from a limited number of suppliers, including a single supplier for certain key ingredients.

Non-monetary long-lived assets primarily consist of property and equipment, goodwill, intangible assets and operating right-of use-assets. The following table summarizes non-monetary long-lived assets by geographic region as of December 31, 2022 and 2021:

Long-lived Assets by Geographic Region:	2022	2021

U.S.	$19,414	$19,605
Ireland	11,296	9,817
Total	$30,710	$29,422

NOTE 18: Subsequent Events

Avadel Finance Cayman Limited, a Cayman Islands exempted company and an indirect wholly-owned subsidiary of Avadel Pharmaceuticals plc, repaid, with cash on hand, the remaining $17,500 aggregate principal amount of its February 2023 Notes on the maturity date of February 1, 2023.

On March 29, 2023, the Issuer executed an agreement to exchange $96,188 of its $117,375 October 2023 Notes for a new series of 6.0% exchangeable notes due April 2027 (the “April 2027 Notes”) (the “2023 Exchange Transaction”). The remaining $21,187 aggregate principal amount of the October 2023 Notes will maintain a maturity date of October 2, 2023.

On March 29, 2023, the Company executed a royalty purchase agreement with RTW Investments, L.P. that could provide the Company up to $75,000 of royalty financing. The $75,000 of royalty financing will be accessible following achievement of certain regulatory and financial milestones, including final FDA approval and commercial launch of LUMRYZ.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Avadel Pharmaceuticals plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Avadel Pharmaceuticals plc (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of loss, comprehensive loss, shareholders' (deficit) equity, and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 29, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Going Concern - Refer to Note 1 to the financial statements

Critical Audit Matter Description

The Company has a recent history of generating losses and negative cash flows from operations, an accumulated shareholders’ deficit as of December 31, 2022, and approximately $73.981 million of cash and cash equivalents and $22.518 million of marketable securities available for use to fund its operations, debt service and capital requirements. The Company’s ability to generate revenue is expected to start following the launch of LUMRYZ, which is dependent, in part, on final approval of LUMRYZ by the Food and Drug Administration. Further, on March 29, 2023, the Company executed an agreement to exchange $96.188 million of its $117.375 million October 2023 Notes for a new series of notes due April 2027 (the “2023 Exchange Agreement”).

To assess their ability to meet obligations as they come due for at least twelve months from the issuance date of the financial statements, the Company has forecasted future cash outflows and cash inflows based on the Company’s forecasted operating plan, the execution of the 2023 Exchange Agreement, and the Company’s ability to raise sufficient additional capital through the use of its at-the-market offering program (“ATM Program”) which requires significant judgment and estimation.

Auditing management's conclusion that it is probable that the Company's plans will be achieved and alleviate substantial doubt about the Company's ability to continue as a going concern and auditing the Company's disclosure regarding liquidity and going concern, specifically the judgments and estimates in the Company's forecasted financial results and ability to raise sufficient additional capital through the use of the ATM Program, involved especially subjective judgment and significant audit effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company's evaluation and disclosure of liquidity and going concern included the following, among others:

•We tested the effectiveness of internal controls over the Company's going concern evaluation, including the inputs, estimates and assumptions used in their forecasted cash flows.

•We evaluated the Company's forecasted cash flow and ability to meet obligations as they come due for at least twelve months from the issuance date of these financial statements by:
◦Evaluating management's key assumptions, including the categorization of cash outflows as discretionary versus non-discretionary and projected cash inflows from the ATM Program. We evaluated whether the assumptions used were reasonable considering (i) current and past performance of the Company; (ii) management's historical forecasting accuracy; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.
◦Independently assessing the sensitivity and impact of reasonably possible changes in the key assumptions and estimates included in management's cash flow forecasts and liquidity position and compared those results to the sensitivity analyses performed by management.
◦Comparing the Company's forecasted future cash flows to historical results and previous forecasts and internal communications to management and the Board of Directors.

•We inspected the 2023 Exchange Agreement executed after December 31, 2022, and agreed the amounts, key terms and dates to management's forecast.

•We evaluated the completeness of the Company's future obligations and evaluated consistency of evidence obtained in other areas of the audit.

•We evaluated management's plans, including the estimated cost savings and probability that the Company will be able to successfully implement these plans to alleviate substantial doubt about the Company's ability to continue as a going concern.

/s/ Deloitte and Touche LLP
St. Louis, Missouri
March 29, 2023

We have served as the Company's auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Avadel Pharmaceuticals plc

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Avadel Pharmaceuticals plc (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated March 29, 2023, expressed an unqualified opinion on those financial statements.
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
March 29, 2023

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
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2022, the Company’s internal control over financial reporting is effective based on those criteria.
Material Weakness in Internal Control Over Financial Reporting
Remediation of Material Weakness
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

Management evaluated the design and operational effectiveness of the remediation activities and concluded that there is sufficient evidence that the previously reported material weakness pertaining to the February 2023 Notes indenture was remediated as of June 30, 2022 and continues to be remediated as of December 31, 2022.

Other Changes in Internal Control Over Financial Reporting
Other than the changes outlined in the preceding section, there have been no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information.

Not applicable.

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K because we intend to file our definitive proxy statement for our 2023 annual general meeting of shareholders pursuant to Regulation 14A of the Securities Exchange Act of 1934 (our “Definitive 2023 Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in our Definitive 2023 Proxy Statement is incorporated herein by reference.

Item 10.     Directors, Executive Officers and Corporate Governance.
Information regarding Directors, Executive Officers and Corporate Governance is hereby incorporated by reference to our Definitive 2023 Proxy Statement, which we intend to file with the SEC within 120 days after December 31, 2022.

Item 11.     Executive Compensation.
Information regarding Executive Compensation is hereby incorporated by reference to our Definitive 2023 Proxy Statement, which we intend to file with the SEC within 120 days after December 31, 2022.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is hereby incorporated by reference to our Definitive 2023 Proxy Statement, which we intend to file with the SEC within 120 days after December 31, 2022.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.
Information regarding Certain Relationships and Related Transactions, and Director Independence is hereby incorporated by reference to our Definitive 2023 Proxy Statement, which we intend to file with the SEC within 120 days after December 31, 2022.

Item 14.     Principal Accountant Fees and Services.

Our independent public accounting firm is Deloitte and Touche LLP, St. Louis, Missouri (PCAOB Auditor ID: 34).

Information regarding Principal Accountant Fees and Services is hereby incorporated by reference to our Definitive 2023 Proxy Statement, which we intend to file with the SEC within 120 days after December 31, 2022.

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
Schedule II
Valuation and Qualifying Accounts
(In thousands)

Deferred Tax Asset Valuation Allowance:	Balance, Beginning of Period	Additions (a)	Deductions (b)	Other Changes (c)	Balance, End of Period

2022	$24,025	$48,734	$—	$(1,418)	$71,341
2021	$21,624	$4,235	$(51)	$(1,783)	$24,025
2020	$17,037	$2,805	$—	$1,782	$21,624

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

Not applicable.

Index to Exhibits

Exhibit Number	Exhibit Description

3.1
Constitution (containing the Memorandum and Articles of Association) of Avadel Pharmaceuticals plc (incorporated by reference to Appendix 15 of Exhibit 2.1 to the registrant’s current report on Form 8-K, filed on July 1, 2016)

3.2
Certificate of Designation of Series A Non-Voting Convertible Preferred Shares of Avadel Pharmaceuticals plc, dated February 20, 2020 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K, filed on February 24, 2020)

4.1
Deposit Agreement dated as of January 3, 2017 among Avadel Pharmaceuticals plc, The Bank of New York, as Depositary, and holders from time to time of American Depositary Shares issued thereunder (including as an exhibit the form of American Depositary Receipt) (incorporated by reference to Exhibit 1.1 to the registrant’s current report on Form 8-K12B, filed on January 4, 2017 and amended January 6, 2017)

4.2
Indenture, dated as of February 16, 2018, by and between Avadel Finance Cayman Limited, Avadel Pharmaceuticals plc, and The Bank of New York Mellon, as Trustee (including an as exhibit the Form of 4.50% Exchangeable Senior Note due 2023) (incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K, filed on February 16, 2018)

4.3
First Supplemental Indenture, dated as of February 6, 2019, by and among Avadel Finance Cayman Limited, Avadel Pharmaceuticals plc, and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K, filed on February 7, 2019)

4.4
Indenture, dated as of April 4, 2022, by and between the Issuer, the Company and The Bank of New York Mellon, as Trustee. (incorporated by reference to Exhibit 4.1 to the registrant’s current report on Form 8-K filed on April 7, 2022)

4.5	Form of 4.50% Exchangeable Senior Note due 2023 (incorporated by reference to Exhibit 4.2 to the registrant’s current report on Form 8-K filed on April 7, 2022)

4.6	Description of Securities (filed herewith)

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

10.8‡
Form of stock option grant letter for 2016 Stock Option Rules (incorporated by reference to Exhibit 10.31 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 28, 2017)

10.9‡
Amended Employment Agreement dated as of June 3, 2019 between Avadel Management Corporation and Gregory J. Divis (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K, filed on June 5, 2019)

10.10‡
First Amendment to Employment Agreement, dated as of September 28, 2022, between Avadel Management Corporation and Gregory J. Divis (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on From 10-Q, for the quarter ended September 30, 2022, filed on November 9, 2022)

10.11‡
Employment Agreement dated as of May 15, 2020 between Avadel Management Corporation and Thomas S. McHugh (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 10-Q, filed on August 10, 2020)

10.12‡
First Amendment to Employment Agreement, dated as of September 28, 2022, between Avadel Management Corporation and Thomas S. McHugh (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on From 10-Q, for the quarter ended September 30, 2022, filed on November 9, 2022)

10.13*
Asset Purchase Agreement by and among Cerecor, Inc. and Avadel Pharmaceuticals (USA), Inc., Avadel Pediatrics, Inc., FSC Therapeutics, LLC, Avadel US Holdings, Inc. and Avadel Pharmaceuticals plc dated as of February 12, 2018 (incorporated by reference to Exhibit 10.43 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 16, 2018)

10.14*
Guarantee by Avadel US Holdings, Inc. and Avadel Pharmaceuticals plc in favor of Deerfield CSF, LLC, Peter Steelman and James Flynn dated as of February 16, 2018 (incorporated by reference to Exhibit 10.45 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 16, 2018)

10.15*
Guarantee by Armistice Capital Master Fund, Ltd. in favor of Avadel US Holdings, Inc. dated as of February 16, 2018 (incorporated by reference to Exhibit 10.46 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 16, 2018)

10.16‡
Avadel Pharmaceuticals plc 2017 Omnibus Incentive Compensation Plan and related equity award agreements (incorporated by reference to Exhibit 10.18 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 9, 2021)

10.17‡
Avadel Pharmaceuticals plc 2020 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.19 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 9, 2021)

10.18‡
Employment Agreement dated as of February 15, 2021 between Avadel Management Corporation and Richard Kim (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly report on Form 10-Q, for the quarter ended March 31, 2021, filed on May 10, 2021)

10.19‡
First Amendment to Employment Agreement, dated as of September 28, 2022, between Avadel Management Corporation and Richard Kim (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on From 10-Q, for the quarter ended September 30, 2022, filed on November 9, 2022)

10.20
Avadel Pharmaceuticals plc 2021 Inducement Plan and related equity award agreements (incorporated by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K, for the year ended December 31, 2021, filed on March 16, 2022)

10.21+^	Manufacturing Agreement by and between Flamel Ireland Limited and Recipharm Pessac, dated as of October 1, 2022 (filed herewith)

10.22+^	Generic API Supply Agreement by and between Euticals Inc. and Avadel CNS Pharmaceuticals, LLC, dated as of January 2, 2020 (filed herewith)

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 9, 2021)

14.2	Financial Integrity Policy (incorporated by reference to Exhibit 14.2 to the registrant’s current report on Form 8-K, filed on March 7, 2017)

21.1	List of Subsidiaries (filed herewith)

23.1	Consent of Deloitte & Touche LLP (filed herewith)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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
+ Certain exhibits and schedules to these agreements have been omitted pursuant to Item 601 of Regulation S-K. The registrant will furnish copies of any of the exhibits and schedules to the Securities and Exchange Commission upon request.
^ Certain portions of this exhibit have been omitted because they are not material and the registrant customarily and actually treats that information as private or confidential.
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

Avadel Pharmaceuticals plc

Dated: March 29, 2023	By:	/s/ Gregory J. Divis
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

Signature	Title	Date

/s/ Gregory J. Divis	Director, Chief Executive Officer and Principal Executive Officer	March 29, 2023
Gregory J. Divis

/s/ Thomas S. McHugh	Chief Financial Officer and Principal Financial and Accounting Officer	March 29, 2023
Thomas S. McHugh

/s/ Geoffrey M. Glass	Non-Executive Chairman of the Board and Director	March 29, 2023
Geoffrey M. Glass

/s/ Dr. Eric J. Ende	Director	March 29, 2023
Dr. Eric J. Ende

/s/ Mark A. McCamish, MD, Ph.D.	Director	March 29, 2023
Mark A. McCamish, MD, Ph.D.

/s/ Linda S. Palczuk	Director	March 29, 2023
Linda S. Palczuk

/s/ Peter J. Thornton	Director	March 29, 2023
Peter J. Thornton