Form 10-Q
period 2023-03-31
AVADEL PHARMACEUTICALS PLC
filed 2023-05-04
CIK 1012477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

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

At May 2, 2023, 76,768,391 ordinary shares, nominal value $0.01 each, of the Company were outstanding.

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

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•The ability of LUMRYZ to be successfully commercialized and gain market acceptance;
•Our ability to successfully launch and commercialize LUMRYZ (sodium oxybate) in the United States (“U.S.”) for the treatment of cataplexy or excessive daytime sleepiness (“EDS”) in adults with narcolepsy;
•Our plans with respect to our commercial infrastructure and marketing, market access and commercial activities;
•Our ability to maintain and receive additional regulatory approvals for LUMRYZ in any other jurisdictions outside the U.S., and any related restrictions, limitations, and/or warnings in the label of LUMRYZ;
•Our expectations regarding the rate and degree of market acceptance for LUMRYZ;
•Our ability to enter into strategic partnerships for the commercialization, manufacturing and distribution of LUMRYZ in the U.S.;
•Our reliance on a single lead product, LUMRYZ;
•Our dependence on a limited number of suppliers for the manufacturing of LUMRYZ and certain raw materials used in LUMRYZ and any failure of such suppliers to deliver sufficient quantities of these raw materials, which could have a material adverse effect on our business, including commercialization of LUMRYZ in the U.S.;
•Our ability to finance our operations on acceptable terms, either through the raising of capital, the incurrence of convertible or other indebtedness, issuance of equity, royalty-based financings, or through strategic financing or commercialization partnerships;
•Our expectations regarding the pricing and reimbursement of, and the extent to which patient assistance programs are utilized for, LUMRYZ;
•Our expectations about the potential market size and market participation for LUMRYZ;
•Our expectations regarding litigation related to LUMRYZ;
•Our expectations regarding the timing and results of our cost structure optimization efforts, including the estimated charges and costs expected to be incurred and projected cost savings in connection with such cost structure optimization efforts;
•Our expectations regarding our cash runway lasting through the anticipated commercial launch of LUMRYZ in the U.S.;
•Our ability to continue to service our Exchangeable Senior Notes due April 2027 (the “April 2027 Notes”) and our Exchangeable Senior Notes due October 2023 (the “October 2023 Notes”, together with the April 2027 Notes, the “Notes”), including making the ongoing interest payments on the Notes, settling exchanges of the Notes in cash or completing any required repurchases of the Notes;
•The potential impacts of COVID-19, inflation and rising interest rates on our business and future operating results;
•Our ability to hire and retain key members of our leadership team and other personnel; and
•Competition existing today or that may arise in the future.

These forward-looking statements are neither promises nor guarantees of future performance due to a variety of risks and uncertainties and other factors more fully discussed in the “Risk Factors” section in Part I, Item 1A of the Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 29, 2023 and the risk factors and cautionary statements described in our subsequent filings with the SEC. Given these uncertainties, readers should not place undue reliance on our forward-looking statements. These forward-looking statements speak only as of the date on which the statements were made and are not guarantees of future performance. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to revise any forward-looking statements to reflect events or developments occurring after the date of this Quarterly Report, even if new information becomes available in the future.

PART I – FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS
AVADEL PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022

Operating expenses:
Research and development expenses	$3,830	$6,991
Selling, general and administrative expenses	24,468	21,635
Total operating expense	28,298	28,626
Operating loss	(28,298)	(28,626)
Investment and other income (expense), net	193	(104)
Interest expense	(3,259)	(2,017)
Loss before income taxes	(31,364)	(30,747)
Income tax benefit	(580)	(4,323)
Net loss	$(30,784)	$(26,424)

Net loss per share - basic	$(0.48)	$(0.45)
Net loss per share - diluted	(0.48)	(0.45)

Weighted average number of shares outstanding - basic	63,886	58,824
Weighted average number of shares outstanding - diluted	63,886	58,824

See accompanying notes to unaudited condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022

Net loss	$(30,784)	$(26,424)
Other comprehensive loss, net of tax:
Foreign currency translation income (loss)	175	(185)
Net other comprehensive income (loss), net of income tax benefit of $0 and $330, respectively	140	(917)
Total other comprehensive income (loss), net of tax	315	(1,102)
Total comprehensive loss	$(30,469)	$(27,526)

See accompanying notes to unaudited condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$83,391	$73,981
Marketable securities	17,532	22,518
Research and development tax credit receivable	2,283	2,248
Prepaid expenses and other current assets	6,264	2,096
Total current assets	109,470	100,843
Property and equipment, net	782	839
Operating lease right-of-use assets	1,475	1,713
Goodwill	16,836	16,836
Research and development tax credit receivable	1,245	1,232
Other non-current assets	10,931	11,322
Total assets	$140,739	$132,785

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current portion of long-term debt	$20,515	$37,668
Current portion of operating lease liability	871	960
Accounts payable	10,023	7,890
Accrued expenses	7,683	7,334
Proceeds received in advance of Series B Preferred Shares issuance	40,000	—
Other current liabilities	269	1,941
Total current liabilities	79,361	55,793
Long-term debt	93,139	91,614
Long-term operating lease liability	638	780
Other non-current liabilities	5,767	5,743
Total liabilities	178,905	153,930

Shareholders’ (deficit) equity:
Preferred shares, nominal value of $0.01 per share; 50,000 shares authorized; 488 issued and outstanding at March 31, 2023 and 488 issued and outstanding at December 31, 2022	5	5
Ordinary shares, nominal value of $0.01 per share; 500,000 shares authorized; 64,478 issued and outstanding at March 31, 2023 and 62,878 issued and outstanding at December 31, 2022	644	628
Additional paid-in capital	603,215	589,783
Accumulated deficit	(616,004)	(585,220)
Accumulated other comprehensive loss	(26,026)	(26,341)
Total shareholders’ (deficit) equity	(38,166)	(21,145)
Total liabilities and shareholders’ (deficit) equity	$140,739	$132,785
 See accompanying notes to unaudited condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY
(In thousands)
(Unaudited)

Three Months Ended March 31, 2023

	Ordinary shares		Preferred shares		Additional	Accumulated	Accumulated other comprehensive	Total shareholders’
	Shares	Amount	Shares	Amount	paid-in capital	deficit	loss	(deficit) equity
Balance, December 31, 2022	62,878	$628	488	$5	$589,783	$(585,220)	$(26,341)	$(21,145)
Net loss	—	—	—	—	—	(30,784)	—	(30,784)
Other comprehensive income	—	—	—	—	—	—	315	315
Issuance of common stock under at-the-market offering program, net of issuance costs	1,564	16	—	—	11,897	—	—	11,913
Amortization of deferred issuance costs	—	—	—	—	(16)	—	—	(16)
Vesting of restricted shares	22	—	—	—	—	—	—	—
Employee share purchase plan share issuance	14	—	—	—	29	—	—	29
Share-based compensation expense	—	—	—	—	1,522	—	—	1,522
Balance, March 31, 2023	64,478	$644	488	$5	$603,215	$(616,004)	$(26,026)	$(38,166)

AVADEL PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY
(In thousands)
(Unaudited)

Three Months Ended March 31, 2022

	Ordinary shares		Preferred shares		Additional paid-in	Accumulated	Accumulated other comprehensive	Total shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	loss	(deficit) equity
Balance, December 31, 2021	58,620	$586	488	$5	$549,349	$(447,756)	$(23,940)	$78,244
Net loss	—	—	—	—	—	(26,424)	—	(26,424)
Other comprehensive loss	—	—	—	—	—	—	(1,102)	(1,102)
Exercise of stock options	275	3	—	—	1,903	—	—	1,906
Vesting of restricted shares	119	1	—	—	(1)	—	—	—
Employee share purchase plan share issuance	18	—	—	—	103	—	—	103
Share-based compensation expense	—	—	—	—	2,505	—	—	2,505
Balance, March 31, 2022	59,032	$590	488	$5	$553,859	$(474,180)	$(25,042)	$55,232

AVADEL PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022

Cash flows from operating activities:
Net loss	$(30,784)	$(26,424)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	588	259
Amortization of debt discount and debt issuance costs	1,873	312
Changes in deferred taxes	—	(4,323)
Share-based compensation expense	1,522	2,505
Other adjustments	(1)	669
Net changes in assets and liabilities
Prepaid expenses and other current assets	(4,131)	(2,058)
Research and development tax credit receivable	—	(19)
Accounts payable & other current liabilities	468	(5,613)
Accrued expenses	348	2,314
Other assets and liabilities	(116)	(1,667)
Net cash used in operating activities	(30,233)	(34,045)

Cash flows from investing activities:
Proceeds from sales of marketable securities	15,295	44,341
Purchases of marketable securities	(10,229)	(2,090)
Net cash provided by investing activities	5,066	42,251

Cash flows from financing activities:
Proceeds received in advance of Series B Preferred Shares Issuance	40,000	—
Payments for February 2023 Notes	(17,500)	—
Proceeds from issuance of shares off the at-the-market offering program	11,913	—
Proceeds from stock option exercises and employee share purchase plan	29	2,009
Net cash provided by financing activities	34,442	2,009

Effect of foreign currency exchange rate changes on cash and cash equivalents	135	(50)

Net change in cash and cash equivalents	9,410	10,165
Cash and cash equivalents at January 1,	73,981	50,708
Cash and cash equivalents at March 31,	$83,391	$60,873

Supplemental disclosures of cash flow information:
Interest paid	$3,050	$5,531
Income taxes paid	$—	$—
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

The Company’s lead product, LUMRYZ, formally known as FT218, is an extended-release formulation of sodium oxybate indicated to be taken once at bedtime for the treatment of cataplexy or excessive daytime sleepiness (“EDS”) in adults with narcolepsy. On May 1, 2023, LUMRYZ was approved by the U.S. Food and Drug Administration (“FDA”). In approving LUMRYZ, the FDA approved a risk evaluation and mitigation strategy (“REMS”) for LUMRYZ to help ensure that the benefits of the drug in the treatment of cataplexy and EDS in narcolepsy outweigh the risks of serious adverse outcomes resulting from inappropriate prescribing, misuse, abuse, and diversion of the drug. Under this REMS, healthcare providers must be specially certified, pharmacies, practitioners, or health care settings that dispense the drug must be specially certified and the drug must be dispensed to patients with documentation of safe use conditions. The FDA also granted Orphan Drug Exclusivity (“ODE”) to LUMRYZ for a period of seven years until May 1, 2030.

Outside of LUMRYZ, the Company continues to evaluate opportunities to expand its product portfolio. As of the date of this Quarterly Report, the Company does not have any other commercialized products in its portfolio.

Liquidity and Going Concern. The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has a recent history of generating losses and negative cash flows from operations, an accumulated shareholders’ deficit as of the date of these unaudited condensed consolidated financial statements and approximately $83,391 of cash and cash equivalents and $17,532 of marketable securities available for use to fund its operations, debt service and capital requirements. The Company’s ability to generate revenue is expected to start following the commercial launch of LUMRYZ in the U.S., which is dependent, in part, on the Company’s ability to successfully complete its commercialization efforts and on market acceptance of LUMRYZ in the U.S.

On March 29, 2023, the Company and Avadel CNS Pharmaceuticals, LLC, an indirect wholly-owned subsidiary of the Company (“Avadel CNS”) entered into a royalty purchase agreement with RTW Investments, L.P. that could provide the Company up to $75,000 of royalty financing in two tranches. The first tranche of $30,000 is available subject to the Company’s first shipment of LUMRYZ. The second tranche is available to use, at the Company’s election, upon achieving quarterly net revenue of $25,000. The second tranche will expire on August 31, 2024, if the quarterly net revenue target is not reached and if it is not used by the Company by that time.

At March 31, 2023, the Company had outstanding $117,375 aggregate principal amount of its 4.50% exchangeable senior notes due October 2023 (the “October 2023 Notes”). Over the course of April 3 and April 4, 2023, Avadel Finance Cayman Limited, a Cayman Islands exempted company and an indirect wholly-owned subsidiary of the Company (the “Issuer”), completed an exchange of $96,188 of its $117,375 October 2023 Notes for $106,268 of a new series 6.0% exchangeable notes due April 2027 (the “April 2027 Notes”) (the “2023 Exchange Transaction”). The remaining $21,187 aggregate principal amount of the October 2023 Notes will maintain a maturity date of October 2, 2023.

On April 3, 2023, the Company completed the sale of ordinary shares, nominal value $0.01 per share (“Ordinary Shares”) in the form of American Depositary Shares (“ADSs”) and Series B Non-Voting Convertible Preferred Shares (“Series B Preferred Shares”) in an underwritten public offering. The Company received net proceeds from the equity financing of $135,125, of which $40,000 was received on March 31, 2023 and $95,125 was received on April 3, 2023. The $40,000 of net proceeds received prior to the completed public offering was included in the unaudited condensed consolidated balance sheet as proceeds received in advance of Series B Preferred Shares issuance at March 31, 2023.

As a result of the 2023 Exchange Transaction and the public offering, the Company has concluded that cash on hand provides sufficient capital to meet the Company’s operating, debt service and capital requirements for the next twelve months following the date of this Quarterly Report.

At-the-Market Offering Program

On February 5, 2020, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) with respect to an at-the-market offering program (“ATM Program”) under which the Company may offer and sell its ADSs (such ADSs sold under the ATM Program, “ATM ADSs”) through Jefferies as its sales agent. The Company agreed to pay Jefferies a commission up to 3.0% of the aggregate gross sales proceeds of such ATM ADSs. The initial aggregate offering price of the ATM Program was up to $50,000 of ADSs pursuant to its prospectus, dated February 14, 2020, included with the Company’s Registration Statement on Form S-3 (File No. 333-236258) (the “2020 Prospectus”). In August 2022, the Company filed an additional prospectus, dated September 12, 2022, included with the Company’s new Registration Statement on Form S-3 (File No. 333-267198) (the “2022 Prospectus”), in order to allocate up to $100,000 in additional ADSs to the ATM Program. The 2020 Shelf Registration expired on February 14, 2023.

Pursuant to the Sales Agreement, the Company had issued and sold 1,564 ADSs during the quarter ended March 31, 2023, resulting in net proceeds to the Company of approximately $11,913. The Company may offer and sell up to an additional $96,064 of ADSs under the ATM Program that remain available for sale pursuant to the 2022 Prospectus.

Basis of Presentation. The unaudited condensed consolidated balance sheet as of March 31, 2023, which is derived from the prior year 2022 audited consolidated financial statements, and the interim unaudited condensed consolidated financial statements presented herein, have been prepared in accordance with U.S. GAAP, the requirements of Form 10-Q and Article 10 of Regulation S-X and, consequently, do not include all information or footnotes required by U.S. GAAP for complete financial statements or all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s 2022 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on March 29, 2023.

The unaudited condensed consolidated financial statements include the accounts of the Company and subsidiaries and reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the dates and periods presented. All intercompany accounts and transactions have been eliminated. Results for interim periods are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period.

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

The following table summarizes the financial instruments measured at fair value on a recurring basis classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the accompanying unaudited condensed consolidated balance sheets:

	As of March 31, 2023			As of December 31, 2022
Fair Value Measurements:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Marketable securities (see Note 3)
Mutual and money market funds	$17,532	$—	$—	$22,518	$—	$—
Total assets	$17,532	$—	$—	$22,518	$—	$—

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. During the periods ended March 31, 2023 and December 31, 2022, respectively, there were no transfers in and out of Level 1, 2, or 3. During the three months ended March 31, 2023 and 2022, respectively, the Company did not recognize any allowances for credit losses.

Some of the Company’s financial instruments, such as cash and cash equivalents and accounts payable, are reflected in the balance sheet at carrying value, which approximates fair value due to their short-term nature.

Debt

The Company estimates the fair value of its $117,375 aggregate principal amount of its October 2023 Notes based on interest rates that would be currently available to the Company for issuance of similar types of debt instruments with similar terms and remaining maturities or recent trading prices obtained from brokers (a Level 2 input). The estimated fair value of the October 2023 Notes at March 31, 2023 is $124,418. See Note 4: Long-Term Debt for additional information regarding the Company’s debt obligations.

NOTE 3: Marketable Securities

The Company has investments in available-for-sale debt securities which are recorded at fair market value. The change in the fair value of available-for-sale debt investments is recorded as accumulated other comprehensive loss in shareholders’ (deficit) equity, net of income tax effects. As of March 31, 2023, the Company considered any decreases in fair value on its marketable securities to be driven by factors other than credit risk, including market risk.

The following tables show the Company’s available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category as of March 31, 2023 and December 31, 2022, respectively:

	March 31, 2023
Marketable Securities:	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value

Mutual and money market funds	$19,281	$—	$(1,749)	$17,532
Total	$19,281	$—	$(1,749)	$17,532

	December 31, 2022
Marketable Securities:	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value

Mutual and money market funds	$24,407	$—	$(1,889)	$22,518
Total	$24,407	$—	$(1,889)	$22,518

The Company determines realized gains or losses on the sale of marketable securities on a specific identification method. The Company reflects these gains and losses as a component of investment and other income (expense), net in the accompanying unaudited condensed consolidated statements of loss.

The Company recognized gross realized gains of $1 and $304 for the three months ended March 31, 2023 and 2022, respectively. These realized gains were offset by realized losses of $61 and $790 for the three months ended March 31, 2023 and 2022, respectively.

The Company has classified its investment in available-for-sale marketable securities as current assets in the consolidated balance sheets as the securities need to be available for use, if required, to fund current operations. There are no restrictions on the sale of any securities in the Company’s investment portfolio.

Total gross unrealized losses and fair value of the Company’s marketable securities at March 31, 2023 are driven by factors other than credit risk. The Company does not intend to sell the investments and it is not more likely than not that it will be required to sell the investments before recovery of their amortized cost bases.

NOTE 4: Long-Term Debt

Long-term debt is summarized as follows:

	March 31, 2023	December 31, 2022
Principal amount of 4.50% exchangeable senior notes due October 2023	$117,375	$117,375
Principal amount of 4.50% exchangeable senior notes due February 2023	—	17,500
Less: unamortized debt discount and issuance costs, net	(3,721)	(5,593)
Net carrying amount of debt	113,654	129,282
Less: current maturities, net of $672 and $1,019 unamortized debt discount and issuance costs, respectively	20,515	37,668
Long-term debt	$93,139	$91,614

For the three months ended March 31, 2023 and 2022, the total interest expense was $3,259 and $2,017, respectively, with coupon interest expense of $1,386 and $1,617 for each period, respectively, and the amortization of debt issuance costs and debt discount of $1,873 and $312 for each period, respectively.

February 2023 Notes

On February 16, 2018, the Issuer issued $125,000 aggregate principal amount of its February 2023 Notes in a private placement (the “Offering”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act. In connection with the Offering, the Issuer granted the initial purchasers of the February 2023 Notes a 30-day option to purchase up to an additional $18,750 aggregate principal amount of the February 2023 Notes, which was fully exercised on February 16, 2018. Net proceeds received by the Company, after issuance costs and discounts, were approximately $137,560. The February 2023 Notes were the Company’s senior unsecured obligations and ranked equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness and effectively junior to any of the Company’s existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness.

October 2023 Notes

On April 5, 2022, the Issuer completed the exchange of $117,375 of its February 2023 Notes for a new series of its October 2023 Notes (the “2022 Exchange Transaction”). The remaining $26,375 aggregate principal amount of the February 2023 Notes were not exchanged and maintained a maturity date of February 1, 2023. On November 4, 2022, the Company repurchased $8,875 of its February 2023 Notes and on the maturity date of February 1, 2023, the Company repaid, with cash on hand, the remaining $17,500 aggregate principal amount of its February 2023 Notes.

The Company accounted for the October 2023 Notes as a modification to the February 2023 Notes. The Company paid $4,804 in fees to note holders of the October 2023 Notes that are amortized over the remaining term of the October 2023 Notes. The Company paid approximately $5,450 in fees to third parties that were expensed as part of the completed 2022 Exchange Transaction. Additionally, the fair value of the unseparated, embedded conversion feature increased by $5,508, which reduced the carrying amount of the convertible debt instrument as an unamortized debt discount, with a corresponding increase in additional paid-in capital. The $5,508 is amortized over the remaining term of the October 2023 Notes as a component of interest expense.

The October 2023 Notes are exchangeable at the option of the holders at an initial exchange rate of 92.6956 ADSs per $1 principal amount of 2023 Notes, which is equivalent to an initial exchange price of approximately $10.79 per ADS. Such initial exchange price represents a premium of approximately 20% to the $8.99 per ADS closing price on The Nasdaq Global Market on February 13, 2018. Upon the exchange of any October 2023 Notes, the Issuer will pay or cause to be delivered, as the case may be, cash, ADSs or a combination of cash and ADSs, at the Issuer’s election.

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

April 2027 Notes

Over the course of April 3 and April 4, 2023, the Issuer completed an exchange of $96,188 of its $117,375 October 2023 Notes for $106,268 of new April 2027 Notes. The remaining $21,187 aggregate principal amount of the October 2023 Notes will maintain a maturity date of October 2, 2023. Due to the 2023 Exchange Transaction, the $96,188 principal amount of the October 2023 Notes is classified as long-term debt, net of unamortized debt discount and issuance costs, as of March 31, 2023.

Holders of the April 2027 Notes may convert their April 2027 Notes, at their option, only under the following circumstances prior to the close of business on the business day immediately preceding January 15, 2027, under the circumstances and during the periods set forth below and regardless of the conditions described below, on or after January 15, 2027 and prior to the close of business on the business day immediately preceding the maturity date:

•Prior to the close of business on the business day immediately preceding January 15, 2027, a holder of the April 2027 Notes may surrender all or any portion of its April 2027 Notes at an initial exchange rate (the “Exchange Rate”) of 102.3018 ADSs of the Company (each of which represents as of the date hereof one ordinary share of the Company, nominal value $0.01 per share (the “Ordinary Shares”)) per $1,000 principal amount of the April 2027 Notes (so long as the principal amount of such holder’s April 2027 Notes not exchanged is at least $200,000), which is equal to an initial exchange price of approximately $9.78 per ADS. Upon exchange, the April 2027 Notes may be settled in cash, ADSs, or a combination of cash and ADSs, at the Issuer’s election. The Exchange Rate is subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. Following a “Make-Whole Fundamental Change” (as defined in the Indenture) or upon the Issuer’s issuance of a notice of redemption, the Issuer will increase the Exchange Rate for a holder who elects to exchange its April 2027 Notes in connection with such “make-whole fundamental change” or during the related redemption period in certain circumstances. In addition, the Issuer will increase the Exchange Rate for a holder who elects to exchange its April 2027 Notes prior to January 15, 2027 or whose April 2027 Notes are subject to a Mandatory Exchange (as defined below) in certain circumstances.

•The Issuer may cause the then outstanding principal amount of the April 2027 Notes to be exchanged, in whole but not in part, at its option (the “Mandatory Exchange”), prior to the close of business on January 15, 2027, if the last reported sale price of the ADSs has been at least 130% of the exchange price then in effect on (x) each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the trading day immediately before the date that the Issuer provides notice of the Mandatory Exchange in accordance with the Indenture (the “Mandatory Exchange Notice Date”); and (y) the trading day immediately before such Mandatory Exchange Notice Date, at the then prevailing Exchange Rate, subject to adjustment described above. The Issuer may settle Mandatory Exchanges in cash, ADSs, or a combination of cash and ADSs, at the Issuer’s election. Accrued and unpaid interest, if any, on April 2027 Notes subject to Mandatory Exchange to, but excluding, the exchange date in respect of the Mandatory Exchange shall be paid by the Issuer to holders of the April 2027 Notes in cash concurrently with the delivery of the other exchange consideration

The Issuer may redeem for cash all of the April 2027 Notes in connection with certain tax-related events at a redemption price equal to 100% of the principal amount of the April 2027 Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date, but may not otherwise redeem the April 2027 Notes. No sinking fund is provided for the April 2027 Notes, which means that the Company is not required to redeem or retire the April 2027 Notes periodically.

The Company considered the guidance in ASC 815-15, Embedded Derivatives, to determine if this instrument contains an embedded feature that should be separately accounted for as a derivative. ASC 815 provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional, as defined by ASC 815-40. The Company determined that this exception applies due, in part, to the Company’s ability to settle the October 2023 Notes in cash, ADSs or a combination of cash and ADSs, at the Company’s option. The Company has therefore applied the guidance provided by ASC 470-20, Debt with Conversion and Other Options, as amended by ASU 2020-06.

Royalty Financing Agreement

On March 29, 2023, the Company and Avadel CNS entered into a royalty purchase agreement with RTW Investments, L.P. that could provide the Company up to $75,000 of royalty financing in two tranches. The first tranche of $30,000 is available subject to the Company’s first shipment of LUMRYZ. The second tranche is available to use, at the Company’s election, upon achieving quarterly net revenue of $25,000. The second tranche will expire on August 31, 2024, if the quarterly net revenue target is not reached and if it is not used by the Company by that time.

NOTE 5: Income Taxes

The income tax benefit was $580 for the three months ended March 31, 2023 resulting in an effective tax rate of 1.8%. The income tax benefit was $4,323 for the three months ended March 31, 2022 resulting in an effective tax rate of 14.1%. The change in the effective tax rate for the three months ended March 31, 2023, when compared to the same period in 2022, is primarily driven by the valuation allowances recorded against net deferred tax assets established in the second quarter of 2022.

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

NOTE 6: Other Assets and Liabilities

Various other assets and liabilities are summarized as follows:

Prepaid Expenses and Other Current Assets:	March 31, 2023	December 31, 2022

Prepaid and other expenses	$5,384	$1,523
Other	542	228
Guarantee from Armistice	269	276
Income tax receivable	69	69
Total	$6,264	$2,096

Other Non-Current Assets:	March 31, 2023	December 31, 2022

Right of use assets at contract manufacturing organizations	$10,392	$10,686
Guarantee from Armistice	433	495
Other	106	141
Total	$10,931	$11,322

Accrued Expenses	March 31, 2023	December 31, 2022

Accrued professional fees	$5,709	$4,040
Accrued compensation	1,581	1,613
Accrued restructuring	246	473
Accrued outsourced contract manufacturing costs	147	1,208
Total	$7,683	$7,334

Other Current Liabilities:	March 31, 2023	December 31, 2022

Guarantee to Deerfield	$269	$277
Other	—	15
Accrued interest	—	1,649
Total	$269	$1,941

Other Non-Current Liabilities:	March 31, 2023	December 31, 2022

Tax liabilities	$5,333	$5,246
Guarantee to Deerfield	434	497
Total	$5,767	$5,743

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

A reconciliation of basic and diluted net loss per share, together with the related shares outstanding in thousands is as follows:

	Three Months Ended March 31,
Net Loss Per Share:	2023	2022

Net loss	$(30,784)	$(26,424)

Weighted average shares:
Basic shares	63,886	58,824
Effect of dilutive securities—employee and director equity awards outstanding, preferred shares and 2023 Notes	—	—
Diluted shares	63,886	58,824

Net loss per share - basic	$(0.48)	$(0.45)
Net loss per share - diluted	$(0.48)	$(0.45)

Potential ordinary shares of 12,463 and 17,696 were excluded from the calculation of weighted average shares for the three months ended March 31, 2023 and 2022, respectively, because either their effect was considered to be anti-dilutive or they were related to shares from performance share unit awards (“PSUs”) for which the contingent vesting condition had not been achieved. For the three months ended March 31, 2023 and 2022, the effects of dilutive securities were entirely excluded from the calculation of net loss per share as a net loss was reported in these periods.

NOTE 8: Comprehensive Loss

The following table shows the components of accumulated other comprehensive loss for the three months ended March 31, 2023 and 2022, respectively, net of tax effects:

	Three Months Ended March 31,
Accumulated Other Comprehensive Loss:	2023	2022

Foreign currency translation adjustment:
Beginning balance	$(24,452)	$(23,855)
Net other comprehensive income (loss)	175	(185)
Balance at March 31,	$(24,277)	$(24,040)

Unrealized loss on marketable debt securities, net
Beginning balance	$(1,889)	$(85)
Net other comprehensive income (loss), net of income tax benefit of $0 and $330, respectively	140	(917)
Balance at March 31,	$(1,749)	$(1,002)
Accumulated other comprehensive loss at March 31,	$(26,026)	$(25,042)

The effect on the Company’s unaudited condensed consolidated financial statements of amounts reclassified out of accumulated other comprehensive loss was immaterial for all periods presented.

NOTE 9: Commitments and Contingencies

Litigation

The Company is subject to potential liabilities generally incidental to its business arising out of present and future lawsuits and claims related to product liability, personal injury, contract, commercial, intellectual property, tax, employment, compliance and other matters that arise in the ordinary course of business. The Company accrues for potential liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. At March 31, 2023 and December 31, 2022, there were no contingent liabilities with respect to any litigation, arbitration or administrative or other proceeding that are reasonably likely to have a material adverse effect on the Company’s consolidated financial position, results of operations, cash flows or liquidity.

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

On March 15, 2023, the parties submitted a Stipulation and Proposed Order Modifying the Case Schedule to accommodate additional claim construction proceedings. That stipulation remains pending before the Court. On April 26, 2023 the parties filed their Supplemental Joint Claim Construction Brief.

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

Material Commitments

Other than commitments disclosed in Note 11: Contingent Liabilities and Commitments to the Company's consolidated financial statements included in the 2022 Annual Report on Form 10-K, there were no other material commitments outside of the normal course of business.

Guarantees

The fair values of the Company’s guarantee to Deerfield Capital L.P. (“Deerfield”) and the guarantee received by the Company from Armistice Capital Master Fund, Ltd. largely offset and when combined are not material.

Deerfield Guarantee

In connection with the Company’s February 2018 divestiture of its pediatric assets, including four pediatric commercial stage assets – Karbinal™ ER, Cefaclor, Flexichamber™ and AcipHex® Sprinkle™ (“FSC products”), to Cerecor, Inc. (“Cerecor”), the Company guaranteed to Deerfield a quarterly royalty payment of 15% on net sales of the FSC products through February 6, 2026 (“FSC Product Royalties”), in an aggregate amount of up to approximately $10,300. Given the Company’s explicit guarantee to Deerfield, the Company recorded the guarantee in accordance with ASC 460. The balance of this guarantee liability was $703 at March 31, 2023. This liability is being amortized proportionately based on undiscounted cash outflows through the remainder of the contract with Deerfield.

Armistice Guarantee

In connection with the Company’s February 2018 divestiture of the pediatric assets, Armistice Capital Master Fund, Ltd., the majority shareholder of Cerecor, guaranteed to the Company the FSC Product Royalties. The Company recorded the guarantee in accordance with ASC 460. The balance of this guarantee asset was $702 at March 31, 2023. This asset is being amortized proportionately based on undiscounted cash outflows through the remainder of the contract with Deerfield noted above.

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

The following table sets forth activities for the Company’s 2022 Corporate Restructuring Plan obligations as of March 31, 2023:

2022 Corporate Restructuring Plan Obligation:	2023

Balance of 2022 Corporate Restructuring Plan accrual at January 1,	$435
Charges for employee severance, benefits and other costs	—
Payments	(228)
Other adjustments	—
Balance of 2022 Corporate Restructuring Plan accrual at March 31,	$207

The 2022 Corporate Restructuring Plan liabilities of $207 are included in the unaudited condensed consolidated balance sheet in accrued expenses at March 31, 2023.

NOTE 11: Subsequent Events

Over the course of April 3 and April 4, 2023, the Issuer completed an exchange of $96,188 of its $117,375 October 2023 Notes. The $96,188 of notes were exchanged for $106,268 of a new series of 6.0% exchangeable notes due April 2027 (the “April 2027 Notes”). The remaining $21,187 aggregate principal amount of the October 2023 Notes will mature October 2, 2023.

On April 3 2023, the Company completed the sale of ordinary shares, nominal value $0.01 per share (“Ordinary Shares”) in the form of ADSs and Series B Preferred Shares in an underwritten public offering. The Company issued 4,706 Series B Preferred Shares and 12,205 of its ADSs and received net proceeds from the equity financing of $135,125, of which $40,000 was received on March 31, 2023 and $95,125 was received on April 3, 2023.

On May 1, 2023, LUMRYZ was approved by the FDA. At that time, the FDA granted Orphan Drug Exclusivity (“ODE”) to LUMRYZ for a period of seven years until May 1, 2030.

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis
(In thousands, except per share data)
(Unaudited)

You should read the discussion and analysis of our financial condition and results of operations set forth in this Item 2 together with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties, and reference is made to the “Cautionary Note Regarding Forward-Looking Statements” set forth immediately following the Table of Contents of this Quarterly Report on Form 10-Q for further information on the forward looking statements herein. In addition, you should read the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 29, 2023 and Part II, Item 1A in this Quarterly Report on Form 10-Q for a discussion of additional important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Quarterly Report.

Overview

General Overview

Avadel Pharmaceuticals plc (Nasdaq: AVDL) (“Avadel,” the “Company,” “we,” “our,” or “us”) is a biopharmaceutical company. Our lead product, LUMRYZ, formerly known as FT218, is an extended-release formulation of sodium oxybate indicated to be taken once at bedtime for the treatment of cataplexy or excessive daytime sleepiness (“EDS”) in adults with narcolepsy.

Outside of our lead product, we continue to evaluate opportunities to expand our product portfolio. As of the date of this Quarterly Report, LUMRYZ is the only commercialized product in our portfolio.

LUMRYZ

Our lead product LUMRYZ was approved by the United States (“U.S.”) Food and Drug Administration (“FDA”) in May 2023 for the treatment of cataplexy or EDS in adults with narcolepsy. In approving LUMRYZ, the FDA approved a risk evaluation and mitigation strategy (“REMS”) for LUMRYZ to help ensure that the benefits of the drug in the treatment of cataplexy and EDS in narcolepsy outweigh the risks of serious adverse outcomes resulting from inappropriate prescribing, misuse, abuse, and diversion of the drug. Under this REMS, healthcare providers must be specially certified, pharmacies, practitioners, or health care settings that dispense the drug must be specially certified and the drug must be dispensed to patients with documentation of safe use conditions. Additionally, with its approval, the FDA also granted seven years of orphan drug exclusivity to LUMRYZ for the treatment of cataplexy or EDS in adults with narcolepsy due to a finding of clinical superiority of LUMRYZ relative to currently marketed oxybate treatments. In particular, FDA found that LUMRYZ makes a major contribution to patient care over currently marketed, twice-nightly oxybate treatments by providing a once-nightly dosing regimen that avoids nocturnal arousal to take a second dose. We are advancing our preparations for the commercial launch of LUMRYZ. For example, on March 15, 2023, we were notified by the FDA that we are permitted to conduct certain pre-launch activities including the importation of foreign manufactured product under the Pre-launch Activities Importation Request (“PLAIR”) Program.

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

In January 2018, the FDA granted LUMRYZ orphan drug designation for the treatment of narcolepsy, which made LUMRYZ eligible for certain development and commercial incentives, including potential U.S. market exclusivity for up to seven years. With the approval of LUMRYZ on May 1, 2023, the FDA also granted seven years of orphan drug exclusivity to LUMRYZ for the treatment of cataplexy or EDS in adults with narcolepsy. That orphan exclusivity will continue until May 1, 2030. Additionally, thirteen LUMRYZ-related U.S. patents have been issued having expiration dates spanning from mid-2037 to early-2042, and there are additional patent applications currently in development and/or pending at the U.S. Patent and Trademark Office (“USPTO”), as well as foreign patent offices.

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

•Access to and Cost of Capital: We have a recent history of generating losses from operations and expect to continue generating losses until we are able to commercially launch LUMRYZ, and generate revenues sufficient to generate positive cash flow from operations. Similar to other businesses in our industry and at our stage of development, we will continue to rely on external sources of capital to fund our business. The process of raising capital and associated cost of such capital for a company of our financial profile can be difficult and potentially expensive. If the need were to arise to raise additional capital, access to that capital may be difficult, expensive and/or dilutive and, as a result, could create liquidity challenges for us.

•Continuing Net Loss from Operations: LUMRYZ is the only commercialized product in our portfolio. We will incur substantial expenses to continue our preparations for commercial launch of LUMRYZ.

Impact of COVID-19

We continue to actively monitor the COVID-19 pandemic, as well as new variants of the virus and recent increases in case numbers, and have taken measures to mitigate the potential impacts to our employees and business, such as continuing to offer a work from home policy. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, access to sources of liquidity and financial condition. Despite vaccination efforts, future developments and impact on our operations remain uncertain and cannot be predicted with confidence, including the duration of the COVID-19 pandemic, new variants of the virus, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or we, may direct, which may result in extending continued business disruptions.

2022 Corporate Restructuring Plan

In June 2022, we announced a plan to optimize our cost structure to reduce total quarterly cash operating expenses to between $12,000 and $14,000, excluding inventory purchases, by the quarter ended December 31, 2022. The targeted reduction in cash operating expenses, together with cash, cash equivalents and marketable securities currently on hand, was implemented to extend our cash runway to the middle of 2023.

Our cost structure optimization efforts included a nearly 50% reduction in our workforce (the “2022 Corporate Restructuring Plan”). See Note 10: Restructuring Costs to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

At-the-Market Offering Program

In February 2020, we entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) with respect to an at-the-market offering program (“ATM Program”) under which we may offer and sell our ADSs (and such ADSs sold under the ATM Program, “ATM ADSs”) through Jefferies as our sales agent. We agreed to pay Jefferies a commission up to 3.0% of the aggregate gross sales proceeds of such ATM ADSs. The initial aggregate offering price of the ATM Program was up to $50,000 of ADSs pursuant to its prospectus, dated February 14, 2020, included with our Registration Statement on Form S-3 (File No. 333-236258) (the “2020 Shelf Registration”). In August 2022, we filed an additional prospectus, dated September 12, 2022, included with our new Registration Statement on Form S-3 (File No. 333-267198) (the “2022 Shelf Registration”), in order to allocate up to $100,000 in additional ADSs to the ATM Program. The 2020 Shelf Registration expired on February 14, 2023.

Pursuant to the Sales Agreement, we issued and sold 1,564 ADSs during the quarter ended March 31, 2023, resulting in net proceeds to us of approximately $11,913.

Financial Highlights

Highlights of our consolidated results for the three months ended March 31, 2023 are as follows:

•Operating loss was $28,298 for the three months ended March 31, 2023, compared to operating loss of $28,626 for the three months ended March 31, 2022. Selling, general and administrative expenses increased in the current period by $2,833, driven by higher legal costs of approximately $2,000, costs related to financing activities of approximately $1,300 and higher consulting fees of approximately $800, offset by lower compensation costs of $1,000. Research and development expenses decreased in the current period by $3,161, driven by lower active pharmaceutical ingredients (“API”) purchases during the current period of approximately $2,600.

•Net loss was $30,784 for the three months ended March 31, 2023, compared to net loss of $26,424 in the same period last year.

•Diluted net loss per share was $0.48 for the three months ended March 31, 2023, compared to diluted net loss per share of $0.45 in the same period last year.

•Cash and marketable securities increased $4,424 to $100,923 at March 31, 2023, from $96,499 at December 31, 2022. The increase in cash during the three months ended March 31, 2023 was driven primarily by net cash provided by financing activities of $34,442, which included approximately $40,000 of proceeds received in advance of Series B Preferred Shares issuance for the public offering and $11,913 of net proceeds from the sale of ADSs through the ATM Program, offset by $17,500 of payments for the February 2023 Notes, and net cash provided by investing activities of $5,066 due to net proceeds received from the excess of sales over purchases of marketable securities.

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

Our significant accounting policies are described in Note 1 of the audited consolidated financial statements included in our Annual Report Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). The SEC suggests companies provide additional disclosure on those accounting policies considered most critical. The SEC considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgments and estimates on the part of management in its application. Our estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, see the “Critical Accounting Policies” section of the Management’s Discussion & Analysis in our 2022 Form 10-K.

Results of Operations

The following is a summary of our financial results (in thousands, except per share amounts) for the three months ended March 31, 2023 and 2022, respectively:

	Three Months Ended March 31,		Change
			2023 vs. 2022
Comparative Statements of Loss	2023	2022	$	%

Operating expenses:
Research and development expenses	$3,830	$6,991	$(3,161)	(45.2)%
Selling, general and administrative expenses	24,468	21,635	2,833	13.1%
Total operating expense	28,298	28,626	(328)	(1.1)%
Operating loss	(28,298)	(28,626)	328	1.1%
Investment and other income (expense), net	193	(104)	297	(285.6)%
Interest expense	(3,259)	(2,017)	(1,242)	61.6%
Loss before income taxes	(31,364)	(30,747)	(617)	2.0%
Income tax benefit	(580)	(4,323)	3,743	(86.6)%
Net loss	$(30,784)	$(26,424)	$(4,360)	16.5%
Net loss per share - diluted	$(0.48)	$(0.45)	$(0.03)	6.7%

	Three Months Ended March 31,		Change
			2023 vs. 2022
Research and Development Expenses:	2023	2022	$	%

Research and development expenses	$3,830	$6,991	$(3,161)	(45.2)%

Research and development expenses decreased $3,161 or 45.2% during the three months ended March 31, 2023 as compared to the same period in the prior year. This decrease was driven by lower active pharmaceutical ingredients (“API”) purchases during the current period of approximately $2,600.

	Three Months Ended March 31,		Change
			2023 vs. 2022
Selling, General and Administrative Expenses:	2023	2022	$	%

Selling, general and administrative expenses	$24,468	$21,635	$2,833	13.1%

Selling, general and administrative expenses increased $2,833 or 13.1% during the three months ended March 31, 2023 as compared to the same period in the prior year, driven by higher legal costs of approximately $2,000, costs related to financing activities of approximately $1,300 and higher consulting fees of approximately $800. The increase in selling, general and administrative expense was offset by lower compensation costs of approximately $1,000.

	Three Months Ended March 31,		Change
			2023 vs. 2022
Interest Expense	2023	2022	$	%

Interest Expense	$(3,259)	$(2,017)	$(1,242)	61.6%

Interest expense increased $1,242 or 61.6% during the three months ended March 31, 2023 as compared to the same period in the prior year. Interest expense increased by approximately $900 due to amortization of the $5,500 of debt discount related to the change in the fair value of the conversion feature of the October 2023 Notes. In addition, interest expense increased by $600 due to amortization of the $4,800 of debt issuance fees paid to note holders that participated in the Exchange Transaction in April 2022. These fees are amortized over the life of the October 2023 Notes. See Note 4: Long-Term Debt to our unaudited condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for further details for further details.

	Three Months Ended March 31,		Change
			2023 vs. 2022
Income Tax Benefit:	2023	2022	$	%

Income tax benefit	$(580)	$(4,323)	$3,743	86.6%
Percentage of loss before income taxes	1.8%	14.1%

The income tax benefit was $580 for the three months ended March 31, 2023 resulting in an effective tax rate of 1.8%. The income tax benefit was $4,323 for the three months ended March 31, 2022 resulting in an effective tax rate of 14.1%. The change in the effective tax rate for the three months ended March 31, 2023, when compared to the same period in 2022, is primarily driven by the valuation allowances recorded against net deferred tax assets established in the second quarter of 2022.

Liquidity and Capital Resources

Our cash flows from operating, investing and financing activities, as reflected in the unaudited condensed consolidated statements of cash flows, are summarized in the following table:

	Three Months Ended March 31,		Change
			2023 vs. 2022
Net cash (used in) provided by:	2023	2022	$	%

Operating activities	$(30,233)	$(34,045)	$3,812	11.2%
Investing activities	5,066	42,251	(37,185)	(88.0)%
Financing activities	34,442	2,009	32,433	1,614.4%

Operating Activities

Net cash used in operating activities was $30,233 and $34,045 for the three months ended March 31, 2023 and 2022. Net cash used in operating activities for the three months ended March 31, 2023 was driven by net loss of $30,784 and unfavorable changes in working capital of $3,431, offset by favorable non-cash adjustments of $3,982. For the three months ended March 31, 2022, net cash used in operating activities was driven by net loss of $26,424 and a $7,043 unfavorable change in working capital.

Investing Activities

Net cash provided by investing activities was $5,066 and $42,251 for the three months ended March 31, 2023 and 2022, respectively. Net cash provided by investing activities for the three months ended March 31, 2023 was due to net proceeds received from the excess of sales over purchases of marketable securities of $5,066. Net cash provided by investing activities for the three months ended March 31, 2022 was due to net proceeds received from the excess of sales over purchases of marketable securities of $42,251.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2023 of $34,442 related to proceeds received in advance of Series B Preferred Shares issuance for the public offering of $40,000 and net proceeds from the sale of ADSs through the ATM Program of $11,913, offset by payments for the February 2023 Notes of $17,500. Net cash provided by financing activities for the three months ended March 31, 2022 of $2,009 related to proceeds from stock option exercises and ESPP issuances.

Risk Management

The adequacy of our cash resources depends on the outcome of certain business conditions including the cost of our LUMRYZ commercial launch plans, our cost structure, and other factors set forth in “Risk Factors” within Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on March 29, 2023. To complete the LUMRYZ commercial launch plans we will need to commit substantial resources, which could result in future losses or otherwise limit our opportunities or affect our ability to operate our business. Our assumptions concerning the outcome of certain business conditions may prove to be wrong or other factors may adversely affect our business, and as a result we could exhaust or significantly decrease our available cash and marketable securities balances which could, among other things, force us to raise additional funds and/or force us to reduce our expenses, either of which could have a material adverse effect on our business. Additionally, we are unable to estimate the near or long term impacts of COVID-19 and inflation, which may have a material adverse impact on our business.

We have a recent history of generating losses and negative cash flows from operations, an accumulated shareholders’ deficit as of the date of these unaudited condensed consolidated financial statements and approximately $83,391 of cash and cash equivalents and $17,532 of marketable securities available for use to fund its operations, debt service and capital requirements. Our ability to generate revenue is expected to start following the commercial launch of LUMRYZ in the U.S., which is dependent, in part, on our ability to successfully complete our commercialization efforts and on market acceptance of LUMRYZ in the U.S.

On March 29, 2023, we entered into a royalty purchase agreement with RTW Investments, L.P. that could provide the Company up to $75,000 of royalty financing in two tranches. The first tranche of $30,000 is available subject to the Company’s first shipment of LUMRYZ. The second tranche is available to use, at the our election, upon achieving quarterly net revenue of $25,000. The second tranche will expire on August 31, 2024, if the quarterly net revenue target is not reached and if it is not used by the Company by that time.

At March 31, 2023, we had outstanding $117,375 aggregate principal amount of its 4.50% exchangeable senior notes due October 2023 (the “October 2023 Notes”). Over the course of April 3 and April 4, 2023, we completed an exchange of $96,188 of our $117,375 October 2023 Notes for $106,268 of a new series 6.0% exchangeable notes due April 2027 (the “April 2027 Notes”) (the “2023 Exchange Transaction”). The remaining $21,187 aggregate principal amount of the October 2023 Notes will maintain a maturity date of October 2, 2023.

On April 3, 2023, we completed the sale of ordinary shares, nominal value $0.01 per share (“Ordinary Shares”) in the form of ADSs and Series B Non-Voting Convertible Preferred Shares (“Series B Preferred Shares”) in an underwritten public offering. We received net proceeds from the equity financing of $135,125, of which $40,000 was received on March 31, 2023 and $95,125 was received on April 3, 2023. The $40,000 of net proceeds received prior to the completed public offering was included in the unaudited condensed consolidated balance sheet as proceeds received in advance of Series B Preferred Shares issuance at March 31, 2023.

As a result of the 2023 Exchange Transaction and public offering, we have concluded that cash on hand provides sufficient capital to meet our operating, debt service and capital requirements for the next twelve months following the date of this Quarterly Report.

Other Matters

Litigation

We are subject to potential liabilities generally incidental to our business arising out of present and future lawsuits and claims related to product liability, personal injury, contract, commercial, intellectual property, tax, employment, compliance and other matters that arise in the ordinary course of business. We accrue for potential liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. At March 31, 2023 and December 31, 2022, there were no contingent liabilities with respect to any litigation, arbitration or administrative or other proceeding that are reasonably likely to have a material adverse effect on our consolidated financial position, results of operations, cash flows or liquidity. For information regarding legal proceedings we are involved in, see Note 9: Commitments and Contingencies - Litigation to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Foreign Exchange Risk

We are exposed to foreign currency exchange risk as the functional currency financial statements of a non-U.S. subsidiary is translated to U.S. dollars. The assets and liabilities of this non-U.S. subsidiary having a functional currency other than the U.S. dollar is translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and at the average exchange rate for the reporting period for revenue and expense accounts. The cumulative foreign currency translation adjustment is recorded as a component of accumulated other comprehensive loss in shareholders’ (deficit) equity. The reported results of this non-U.S. subsidiary will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. Our primary currency translation exposure is related to one subsidiary that has functional currencies denominated in euro. A 10% strengthening/weakening in the rates used to translate the results of our non-U.S. subsidiaries that have functional currencies denominated in euro as of March 31, 2023 would have had an immaterial impact on net loss for the three months ended March 31, 2023.

Transactional exposure arises where transactions occur in currencies other than the functional currency. Transactions in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction. The resulting monetary assets and liabilities are translated into the appropriate functional currency at exchange rates prevailing at the balance sheet date and the resulting gains and losses are reported in investment and other (expense) income, net in the consolidated statements of loss.  As of March 31, 2023, our primary exposure is to transaction risk related to euro net monetary assets and liabilities held by subsidiaries with a U.S. dollar functional currency. Realized and unrealized foreign exchange gains and losses resulting from transactional exposure were immaterial for the three months ended March 31, 2023.

Inflation Risk

Inflation generally affects us by increasing our costs of labor and supplies and the costs of our third parties we rely on for the development, manufacture and supply of our product candidates. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2023. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the near future (especially if inflation rates continue to rise) due to an impact on the costs to conduct clinical trials, the costs to prepare for the commercialization of LUMRYZ, labor costs we incur to attract and retain qualified personnel, and other operational costs. Inflationary costs could adversely affect our business, financial condition and results of operations.

ITEM 4.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2023, the end of the period covered by this Quarterly Report on Form 10-Q.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of March 31, 2023.

Other Changes in Internal Controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or 15d-15 that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

The information contained in Note 9: Commitments and Contingencies - Litigation to the Company’s unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference herein.

ITEM 1A.    RISK FACTORS.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 29, 2023.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.    OTHER INFORMATION.

None.

ITEM 6.    EXHIBITS.

Exhibit No.	Description

3.1
Certificate of Designation of Series B Non-Voting Convertible Preferred Shares of Avadel Pharmaceuticals plc, dated March 29, 2023. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-37977) filed with the SEC on March 30, 2023)

4.1
Indenture, dated as of April 3, 2023, by and between Avadel Finance Cayman Limited, the Company and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-37977) filed with the SEC on April 5, 2023)

4.2
Form of 6.00% Exchangeable Senior Note due 2027 (included in Exhibit 4.1, which is incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-37977) filed with the SEC on April 5, 2023)

10.1
Form of Exchange Agreement by and between Avadel Finance Cayman Limited, the Company and certain holders of the 2023 Notes (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37977) filed with the SEC on March 29, 2023)

10.2
Purchase and Sale Agreement, dated March 29, 2023, between Avadel CNS Pharmaceuticals, LLC, the Company, Flamel Ireland Ltd., and RTW Royalty II DAC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-37977) filed with the SEC on March 30, 2023

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

AVADEL PHARMACEUTICALS PLC
(Registrant)

Date: May 4, 2023	By:	/s/ Gregory J. Divis
Gregory J. Divis
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: May 4, 2023	By:	/s/ Thomas S. McHugh
Thomas S. McHugh
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)