Form 10-Q
period 2023-06-30
AVADEL PHARMACEUTICALS PLC
filed 2023-08-09
CIK 1012477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At August 4, 2023, 89,367,975 ordinary shares, nominal value $0.01 each, of the Company were outstanding.

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
•Our reliance on a single product, LUMRYZ;
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
•Our expectations regarding our cash runway to support the commercial launch of LUMRYZ in the U.S.;
•Our ability to continue to service our remaining Exchangeable Senior Notes due October 2023 (the “October 2023 Notes”), including making the ongoing interest payments on the October 2023 Notes, settling exchanges of the October 2023 Notes in cash or completing any required repurchases of the October 2023 Notes;
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

PART I – FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS
AVADEL PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net product revenue	$1,496	$—	$1,496	$—
Cost of products sold	36	—	36	—
Gross profit	1,460	—	1,460	—
Operating expenses:
Research and development expenses	4,223	4,541	8,053	11,532
Selling, general and administrative expenses	46,778	21,804	71,246	43,439
Restructuring expense	—	3,592	—	3,592
Total operating expense	51,001	29,937	79,299	58,563
Operating loss	(49,541)	(29,937)	(77,839)	(58,563)
Investment and other income, net	623	192	816	88
Interest expense	(2,295)	(3,506)	(5,554)	(5,523)
Loss on extinguishment of debt	(13,129)	—	(13,129)	—
Loss before income taxes	(64,342)	(33,251)	(95,706)	(63,998)
Income tax provision (benefit)	90	30,193	(490)	25,870
Net loss	$(64,432)	$(63,444)	$(95,216)	$(89,868)

Net loss per share – basic	$(0.83)	$(1.07)	$(1.35)	$(1.52)
Net loss per share – diluted	(0.83)	(1.07)	(1.35)	(1.52)

Weighted average number of shares outstanding - basic	77,246	59,037	70,603	58,931
Weighted average number of shares outstanding - diluted	77,246	59,037	70,603	58,931

See accompanying notes to unaudited condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net loss	$(64,432)	$(63,444)	$(95,216)	$(89,868)
Other comprehensive income (loss), net of tax:
Foreign currency translation income (loss)	8	(657)	183	(842)
Net other comprehensive income (loss), net of income tax expense of $0, $330, $0 and $0, respectively	75	(629)	216	(1,546)
Total other comprehensive income (loss), net of tax	83	(1,286)	399	(2,388)
Total comprehensive loss	$(64,349)	$(64,730)	$(94,817)	$(92,256)

See accompanying notes to unaudited condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$49,985	$73,981
Marketable securities	110,525	22,518
Accounts receivable, net	1,775	—
Inventories	1,439	—
Research and development tax credit receivable	974	2,248
Prepaid expenses and other current assets	6,532	2,096
Total current assets	171,230	100,843
Property and equipment, net	715	839
Operating lease right-of-use assets	1,235	1,713
Goodwill	16,836	16,836
Research and development tax credit receivable	420	1,232
Other non-current assets	10,540	11,322
Total assets	$200,976	$132,785

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$20,851	$37,668
Current portion of operating lease liability	783	960
Accounts payable	11,786	7,890
Accrued expenses	17,582	7,334
Other current liabilities	500	1,941
Total current liabilities	51,502	55,793
Long-term debt	—	91,614
Long-term operating lease liability	490	780
Other non-current liabilities	5,792	5,743
Total liabilities	57,784	153,930

Shareholders’ equity (deficit):
Preferred shares, nominal value of $0.01 per share; 50,000 shares authorized; 5,194 issued and outstanding at June 30, 2023 and 488 issued and outstanding at December 31, 2022	52	5
Ordinary shares, nominal value of $0.01 per share; 500,000 shares authorized; 89,321 issued and outstanding at June 30, 2023 and 62,878 issued and outstanding at December 31, 2022	893	628
Additional paid-in capital	848,626	589,783
Accumulated deficit	(680,436)	(585,220)
Accumulated other comprehensive loss	(25,943)	(26,341)
Total shareholders’ equity (deficit)	143,192	(21,145)
Total liabilities and shareholders’ equity (deficit)	$200,976	$132,785
 See accompanying notes to unaudited condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(In thousands)
(Unaudited)

	Ordinary shares		Preferred shares		Additional	Accumulated	Accumulated other comprehensive	Total shareholders’
	Shares	Amount	Shares	Amount	paid-in capital	deficit	loss	equity (deficit)
Balance, December 31, 2022	62,878	$628	488	$5	$589,783	$(585,220)	$(26,341)	$(21,145)
Net loss	—	—	—	—	—	(30,784)	—	(30,784)
Other comprehensive income	—	—	—	—	—	—	315	315
Issuance of common stock under at-the-market offering program, net of issuance costs	1,564	16	—	—	11,897	—	—	11,913
Amortization of deferred issuance costs	—	—	—	—	(16)	—	—	(16)
Vesting of restricted shares	22	—	—	—	—	—	—	—
Employee share purchase plan share issuance	14	—	—	—	29	—	—	29
Share-based compensation expense	—	—	—	—	1,522	—	—	1,522
Balance, March 31, 2023	64,478	$644	488	$5	$603,215	$(616,004)	$(26,026)	$(38,166)
Net loss	—	—	—	—	—	(64,432)	—	(64,432)
Other comprehensive income	—	—	—	—	—	—	83	83
April 2023 public offering, net of issuance costs	12,205	122	4,706	47	133,982	—	—	134,151
Mandatory Exchange of April 2027 Notes, net of issuance costs	12,347	123	—	—	102,039	—	—	102,162
Exercise of stock options	291	4	—	—	1,746	—	—	1,750
Share-based compensation expense	—	—	—	—	7,644	—	—	7,644
Balance, June 30, 2023	89,321	$893	5,194	$52	$848,626	$(680,436)	$(25,943)	$143,192

AVADEL PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(In thousands)
(Unaudited)

	Ordinary shares		Preferred shares		Additional	Accumulated	Accumulated other comprehensive	Total shareholders’
	Shares	Amount	Shares	Amount	paid-in capital	deficit	loss	equity (deficit)
Balance, December 31, 2021	58,620	$586	488	$5	$549,349	$(447,756)	$(23,940)	$78,244
Net loss	—	—	—	—	—	(26,424)	—	(26,424)
Other comprehensive loss	—	—	—	—	—	—	(1,102)	(1,102)
Exercise of stock options	275	3	—	—	1,903	—	—	1,906
Vesting of restricted shares	119	1	—	—	(1)	—	—	—
Employee share purchase plan share issuance	18	—	—	—	103	—	—	103
Stock-based compensation expense	—	—	—	—	2,505	—	—	2,505
Balance, March 31, 2022	59,032	$590	488	$5	$553,859	$(474,180)	$(25,042)	$55,232
Net loss	—	—	—	—	—	(63,444)	—	(63,444)
Other comprehensive loss	—	—	—	—	—	—	(1,286)	(1,286)
Vesting of restricted shares	6	—	—	—	—	—	—	—
Change in fair value of October 2023 Notes conversion feature	—	—	—	—	5,508	—	—	5,508
Stock-based compensation expense	—	—	—	—	658	—	—	658
Balance, June 30, 2022	59,038	$590	488	$5	$560,025	$(537,624)	$(26,328)	$(3,332)

AVADEL PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(95,216)	$(89,868)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,189	506
Amortization of debt discount and debt issuance costs	2,460	2,229
Changes in deferred taxes	—	25,870
Share-based compensation expense	9,166	3,163
Loss on extinguishment of debt	13,129	—
Other adjustments	42	1,206
Net changes in assets and liabilities
Accounts receivable	(1,775)	—
Inventories	(1,439)	—
Prepaid expenses and other current assets	(4,400)	13,305
Research and development tax credit receivable	2,127	30
Accounts payable & other current liabilities	2,470	(4,457)
Accrued expenses	10,246	2,559
Other assets and liabilities	(255)	(2,678)
Net cash used in operating activities	(62,256)	(48,135)

Cash flows from investing activities:
Proceeds from sales of marketable securities	25,618	56,501
Purchases of marketable securities	(113,460)	(2,202)
Net cash (used in) provided by investing activities	(87,842)	54,299

Cash flows from financing activities:
Proceeds from April 2023 public offering, net of issuance costs	134,151	—
Payments for February 2023 Notes	(17,500)	—
Payments for debt issuance costs	(4,357)	(4,803)
Proceeds from issuance of shares off the at-the-market offering program	11,913	—
Proceeds from stock option exercises and employee share purchase plan	1,779	2,009
Net cash provided by (used in) financing activities	125,986	(2,794)

Effect of foreign currency exchange rate changes on cash and cash equivalents	116	50

Net change in cash and cash equivalents	(23,996)	3,420
Cash and cash equivalents at January 1,	73,981	50,708
Cash and cash equivalents at June 30,	$49,985	$54,128

Supplemental disclosures of cash flow information:
Interest paid	$4,520	$6,455
Income taxes refund	$—	$(14,096)

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

LUMRYZ, formally known as FT218, is an extended-release formulation of sodium oxybate indicated to be taken once at bedtime for the treatment of cataplexy or excessive daytime sleepiness (“EDS”) in adults with narcolepsy. LUMRYZ was approved by the U.S. Food and Drug Administration (“FDA”) on May 1, 2023. The FDA also granted Orphan Drug Exclusivity (“ODE”) to LUMRYZ for a period of seven years until May 1, 2030. In June 2023, the Company commercially launched LUMRYZ in the U.S.

In approving LUMRYZ, the FDA approved a risk evaluation and mitigation strategy (“REMS”) for LUMRYZ to help ensure that the benefits of the drug in the treatment of cataplexy and EDS in narcolepsy outweigh the risks of serious adverse outcomes resulting from inappropriate prescribing, misuse, abuse, and diversion of the drug. Under this REMS, healthcare providers, pharmacies, practitioners, or health care settings that dispense the drug must be specially certified and the drug must be dispensed to patients with documentation of safe use conditions.

As of the date of this Quarterly Report, the Company’s only commercialized product is LUMRYZ. The Company continues to evaluate opportunities to expand its product portfolio.

Liquidity. The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

On March 29, 2023, the Company and Avadel CNS Pharmaceuticals, LLC, an indirect wholly-owned subsidiary of the Company (“Avadel CNS”) entered into a royalty purchase agreement (“RPA”) with RTW Investments, L.P. that could provide the Company up to $75,000 of royalty financing in two tranches. The first tranche of $30,000 became available upon satisfaction of certain conditions which included the Company’s first shipment of LUMRYZ. The second tranche is available to use, at the Company’s election, upon achieving quarterly net revenue of $25,000. The second tranche will expire on August 31, 2024, if the quarterly net revenue target is not reached and if the Company does not elect to use it by that time. On August 1, 2023, the Company received the first tranche of $30,000.

At March 31, 2023, the Company had outstanding $117,375 aggregate principal amount of its 4.50% exchangeable senior notes due October 2023 (the “October 2023 Notes”). Over the course of April 3 and April 4, 2023, Avadel Finance Cayman Limited, a Cayman Islands exempted company and an indirect wholly-owned subsidiary of the Company (the “Issuer”), completed an exchange of $96,188 of its $117,375 October 2023 Notes for $106,268 of a new series 6.0% exchangeable notes due April 2027 (the “April 2027 Notes”) (the “2023 Exchange Transaction”). The remaining $21,187 aggregate principal amount of the October 2023 Notes will mature on October 2, 2023.

On April 3, 2023, the Company completed the sale of 12,205 ordinary shares, nominal value $0.01 per share (“Ordinary Shares”) in the form of American Depositary Shares (“ADSs”) and 4,706 Series B Non-Voting Convertible Preferred Shares (“Series B Preferred Shares”) in an underwritten public offering. The Company received proceeds, net of underwriter fees and issuance costs of $134,151.

On May 31, 2023 and in accordance with the terms of the Indenture of the April 2027 Notes (the “Indenture”), dated as of April 3, 2023, the Issuer exercised its option to exchange (the “Mandatory Exchange”) $106,268 of aggregate principal amount of the April 2027 Notes, which represents all of the April 2027 Notes outstanding under the Indenture. The Mandatory Exchange consideration per one thousand dollars of principal Notes exchanged consisted of 116.1846 of the Company’s American Depositary Shares (the “ADSs”), representing a corresponding number of the Company’s ordinary shares, nominal value $0.01 per share, plus accrued and unpaid interest thereon. The aggregate amount of ADSs and cash in respect of accrued and unpaid interest delivered to holders of Notes in the Mandatory Exchange was 12,347 ADSs and $1,470, respectively. The Mandatory Exchange closed on June 26, 2023.

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

Pursuant to the Sales Agreement, the Company issued and sold 1,564 ADSs during the six months ended June 30, 2023, resulting in net proceeds to the Company of approximately $11,913. The Company may offer and sell up to an additional $96,064 of ADSs under the ATM Program that remain available for sale pursuant to the 2022 Prospectus.

Basis of Presentation. The unaudited condensed consolidated balance sheet as of June 30, 2023, which is derived from the prior year 2022 audited consolidated financial statements, and the interim unaudited condensed consolidated financial statements presented herein, have been prepared in accordance with U.S. GAAP, the requirements of Form 10-Q and Article 10 of Regulation S-X and, consequently, do not include all information or footnotes required by U.S. GAAP for complete financial statements or all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s 2022 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on March 29, 2023.

Reclassifications

Certain reclassifications are made to prior year amounts whenever necessary to conform with the current year presentation. Certain reclassifications have been made to balances within Note 8: Other Assets and Liabilities for the year ended December 31, 2022 to condense line items of the same nature into a single line.

During the three months ended June 30, 2023, we identified additional significant accounting policies as described below.

Revenue. Revenue includes sales of pharmaceutical products. ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC 606, an entity recognizes revenue when the performance obligations to the customer have been satisfied through the transfer of control of the goods or services. To determine the appropriate revenue recognition for arrangements that the Company believes are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company applies the five-step model to contracts only when the Company and its customer’s rights and obligations under the contract can be determined, the contract has commercial substance, and it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. For contracts that are determined to be within the scope of ASC 606, the Company identifies the promised goods or services in the contract to determine if they are separate performance obligations or if they should be bundled with other goods and services into a single performance obligation. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Product Sales

The Company sells products to specialty pharmacies and considers those specialty pharmacies to be its customers. Under ASC 606, revenue from product sales is recognized when the customer obtains control of the product, which occurs typically upon receipt by the customer. The Company’s gross product sales are subject to a variety of price adjustments to arrive at reported net product revenue. These adjustments include estimates of payment discounts, specialty pharmacy fees, patient assistance programs, rebates and product returns and are estimated based on contractual arrangements, historical trends, expected utilization of such products and other judgments and analysis.

Reserves for Variable Consideration

Revenues from product sales are recorded at the estimated net selling price, which includes reserves for estimated variable consideration to reduce gross product sales to net product revenue resulting from payment discounts, specialty pharmacy fees, patient assistance programs, rebates and product returns. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable if the amount is payable to the customer. The reserves are classified as a liability if the amount is payable to a party other than a customer. Where appropriate, these estimated reserves take into consideration relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data, historical trends, current and expected patient demand and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates to reduce gross selling price to net selling price. The actual net selling price ultimately may differ from our estimates.

Inventories. Inventories consist of raw materials, work in process and finished products, which are stated at lower of cost or net realizable value, using the first-in, first- out (“FIFO”) method. Raw materials used in the production of pre-clinical and clinical products are expensed as research and development (“R&D”) costs when consumed. The Company establishes reserves for inventory estimated to be obsolete, unmarketable or slow-moving on a case by case basis.

The Company capitalizes inventory costs associated with products when future commercialization is considered probable and the future economic benefit is expected to be realized, which is typically when regulatory approval is obtained for a drug candidate. As such, the Company began capitalizing costs related to inventory in May 2023 upon FDA approval of LUMRYZ. Manufacturing costs associated with inventory purchased or produced prior to FDA approval were recorded as research and development expense in prior periods. Accordingly, cost of products sold in the near term will likely be lower than in later periods given the sales of pre-approval inventory will carry little to no manufacturing costs given such costs were previously expensed to research and development expense.

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

NOTE 2: Revenue Recognition

The Company’s source of net product revenue during the three and six months ended June 30, 2023 consists solely of sales of LUMRYZ.

For the three and six months ended June 30, 2023, three customers accounted for 100% of sales. The following table presents a summary of the percentage of total sales to customers:

Three and Six Months Ended June 30,
Sales by Customer:	2023

Accredo	39%
Caremark	42%
Optum	19%

The Company had no net product revenue during the three and six months ended June 30, 2022.
NOTE 3: Fair Value Measurement

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

The following table summarizes the financial instruments measured at fair value on a recurring basis classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the accompanying unaudited condensed consolidated balance sheets:

	As of June 30, 2023			As of December 31, 2022
Fair Value Measurements:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Marketable securities (see Note 4)
Mutual and money market funds	$17,408	$—	$—	$22,518	$—	$—
Government securities - U.S.	93,117	—	—	—	—	—
Total assets	$110,525	$—	$—	$22,518	$—	$—

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. During the periods ended June 30, 2023 and December 31, 2022, respectively, there were no transfers in and out of Level 3. During the three and six months ended June 30, 2023 and 2022, respectively, the Company did not recognize any allowances for credit losses.

Some of the Company’s financial instruments, such as cash and cash equivalents, accounts receivable and accounts payable, are reflected in the balance sheet at carrying value, which approximates fair value due to their short-term nature.

Debt

The Company estimates the fair value of its $21,187 aggregate principal amount of its October 2023 Notes based on interest rates that would be currently available to the Company for issuance of similar types of debt instruments with similar terms and remaining maturities or recent trading prices obtained from brokers (a Level 2 input). The estimated fair value of the October 2023 Notes at June 30, 2023 is $31,622. See Note 6: Long-Term Debt for additional information regarding the Company’s debt obligations.

NOTE 4: Marketable Securities

The Company has investments in available-for-sale debt securities which are recorded at fair market value. The change in the fair value of available-for-sale debt investments is recorded as accumulated other comprehensive loss in shareholders’ equity (deficit), net of income tax effects. As of June 30, 2023, the Company considered any decreases in fair value on its marketable securities to be driven by factors other than credit risk, including market risk.

The following tables show the Company’s available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category as of June 30, 2023 and December 31, 2022, respectively:

	June 30, 2023
Marketable Securities:	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value

Mutual and money market funds	$19,513	$—	$(2,105)	$17,408
Government securities - U.S.	92,685	432	—	93,117
Total	$112,198	$432	$(2,105)	$110,525

	December 31, 2022
Marketable Securities:	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value

Mutual and money market funds	$24,407	$—	$(1,889)	$22,518
Total	$24,407	$—	$(1,889)	$22,518

The Company determines realized gains or losses on the sale of marketable securities on a specific identification method. The Company reflects these gains and losses as a component of investment and other income, net in the accompanying unaudited condensed consolidated statements of loss.

The Company recognized immaterial gross realized gains and losses for the three and six months ended June 30, 2023 and for the three months ended June 30, 2022. The Company recognized gross realized gains of $308 for the six months ended June 30, 2022 which were offset by realized losses of $1,031 for the six months ended June 30, 2022.

The following table summarizes the estimated fair value of the Company’s investments in marketable debt securities, accounted for as available-for-sale debt securities and classified by the contractual maturity date of the securities as of June 30, 2023:

	Maturities
Marketable Debt Securities:	Less than 1 Year	1-5 Years	5-10 Years	Greater than 10 Years	Total

Government securities - U.S.	$93,117	$—	$—	$—	$93,117
Total	$93,117	$—	$—	$—	$93,117

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

NOTE 5: Inventories

The principal categories of inventories at June 30, 2023 is comprised of the following:

Inventory:	June 30, 2023

Raw materials and supplies	$50
Work in process	799
Finished goods	590
Total	$1,439

The Company had no capitalized inventories at December 31, 2022. The Company capitalizes inventory costs associated with products when future commercialization is considered probable and the future economic benefit is expected to be realized, which is typically when regulatory approval is obtained for a drug candidate. As such, the Company began capitalizing costs related to inventory in May 2023 upon FDA approval of LUMRYZ. Manufacturing costs associated with inventory purchased or produced prior to FDA approval were recorded as research and development expense in prior periods.
NOTE 6: Long-Term Debt

Long-term debt is summarized as follows:

	June 30, 2023	December 31, 2022
Principal amount of 4.50% exchangeable senior notes due October 2023	$21,187	$117,375
Principal amount of 4.50% exchangeable senior notes due February 2023	—	17,500
Less: unamortized debt discount and issuance costs, net	(336)	(5,593)
Net carrying amount of debt	20,851	129,282
Less: current maturities, net of $336 and $1,019 unamortized debt discount and issuance costs, respectively	(20,851)	(37,668)
Long-term debt	$—	$91,614

For the three months ended June 30, 2023 and 2022, the total interest expense was $2,295 and $3,506, respectively, with coupon interest expense of $1,708 and $1,589 for each period, respectively, and the amortization of debt issuance costs and debt discount, totaling $587 and $1,917 for each period, respectively.

For the six months ended June 30, 2023 and 2022, the total interest expense was $5,554 and $5,523, respectively, with coupon interest expense of $3,094 and $3,206 for each period, respectively, and the amortization of debt issuance costs and debt discount of $2,460 and $2,229 for each period, respectively.

February 2023 Notes

On February 16, 2018, the Issuer issued $125,000 aggregate principal amount of its 4.50% exchangeable senior notes due February 2023 (the “February 2023 Notes”) in a private placement (the “Offering”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act. In connection with the Offering, the Issuer granted the initial purchasers of the February 2023 Notes a 30-day option to purchase up to an additional $18,750 aggregate principal amount of the February 2023 Notes, which was fully exercised on February 16, 2018. Net proceeds received by the Company, after issuance costs and discounts, were approximately $137,560. The February 2023 Notes were the Company’s senior unsecured obligations and ranked equally in right of payment with all of the Company’s existing and future senior unsecured indebtedness and effectively junior to any of the Company’s existing and future secured indebtedness, to the extent of the value of the assets securing such indebtedness.

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

The October 2023 Notes are exchangeable at the option of the holders at an initial exchange rate of 92.6956 ADSs per $1 principal amount of 2023 Notes, which is equivalent to an initial exchange price of approximately $10.79 per ADS. Such an initial exchange price represents a premium of approximately 20% to the $8.99 per ADS closing price on The Nasdaq Global Market on February 13, 2018. Upon the exchange of any October 2023 Notes, the Issuer will pay a combination of cash and ADSs at the Issuer’s election.

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

April 2027 Notes

Over the course of April 3 and April 4, 2023, the Issuer completed an exchange of $96,188 of its $117,375 October 2023 Notes for $106,268 of new April 2027 Notes. The remaining $21,187 aggregate principal amount of the October 2023 Notes will mature on October 2, 2023. The Company accounted for the exchange of the October 2023 Notes for the April 2027 Notes as an extinguishment of $96,188 of its October 2023 Notes. The Company recorded a loss on the extinguishment of $13,129 as a result of the exchange.

On May 31, 2023 and in accordance with the terms of the Indenture the Company completed the Mandatory Exchange of $106,268 of aggregate principal amount of the April 2027 Notes, which represents all of the April 2027 Notes outstanding under the Indenture. The Mandatory Exchange consideration per one thousand dollars of principal Notes exchanged consisted of 116.1846 of ADSs representing a corresponding number of the Company’s ordinary shares, nominal value $0.01 per share, plus accrued and unpaid interest thereon. The aggregate amount of ADSs and cash in respect of accrued and unpaid interest delivered to holders of Notes in the Mandatory Exchange was 12,347 ADSs and $1,470, respectively. The Mandatory Exchange closed on June 26, 2023.

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

Royalty Financing Agreement

On March 29, 2023, the Company and Avadel CNS entered into the RPA with RTW Investments, L.P. that could provide the Company up to $75,000 of royalty financing in two tranches. The first tranche of $30,000 became available upon satisfaction of certain conditions which included the Company’s first shipment of LUMRYZ. The second tranche is available to use, at the Company’s election, upon achieving quarterly net revenue of $25,000. The second tranche will expire on August 31, 2024, if the quarterly net revenue target is not reached and if the Company does not elect to use it by that time. On August 1, 2023, the Company received the first tranche of $30,000.

NOTE 7: Income Taxes

The income tax provision was $90 for the three months ended June 30, 2023, resulting in an effective tax rate of (0.1)%. The income tax provision was $30,193 for the three months ended June 30, 2022 resulting in an effective tax rate of (90.8)%. The change in the effective income tax rate for the three months ended June 30, 2023, as compared to the prior period in 2022, is primarily driven by the valuation allowances recorded against net deferred tax assets established in the second quarter of 2022.

The income tax benefit was $490 for the six months ended June 30, 2023, resulting in an effective tax rate of 0.5%. The income tax provision was $25,870 for the six months ended June 30, 2022 resulting in an effective tax rate of (40.4)%. The change in the effective income tax rate for the six months ended June 30, 2023, as compared to the prior period in 2022, is primarily driven by the valuation allowances recorded against net deferred tax assets established in the second quarter of 2022.

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

NOTE 8: Other Assets and Liabilities

Various other assets and liabilities are summarized as follows:

Prepaid Expenses and Other Current Assets:	June 30, 2023	December 31, 2022

Prepaid and other expenses	$5,716	$1,523
Other	747	504
Income tax receivable	69	69
Total	$6,532	$2,096

Other Non-Current Assets:	June 30, 2023	December 31, 2022

Right of use assets at contract manufacturing organizations, net	$10,098	$10,686
Other	442	636
Total	$10,540	$11,322

Accrued Expenses	June 30, 2023	December 31, 2022

Accrued professional fees	$12,662	$4,040
Accrued compensation	4,405	1,613
Reserves for variable consideration	280	—
Accrued outsource contract costs	182	1,208
Accrued restructuring	53	473
Total	$17,582	$7,334

Other Current Liabilities:	June 30, 2023	December 31, 2022

Other	$275	$292
Accrued interest	225	1,649
Total	$500	$1,941

Other Non-Current Liabilities:	June 30, 2023	December 31, 2022

Tax liabilities	$5,420	$5,246
Other	372	497
Total	$5,792	$5,743

NOTE 9: Net Loss Per Share

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

A reconciliation of basic and diluted net loss per share, together with the related shares outstanding, in thousands, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Net Loss Per Share:	2023	2022	2023	2022

Net loss	$(64,432)	$(63,444)	$(95,216)	$(89,868)

Weighted average shares:
Basic shares	77,246	59,037	70,603	58,931
Effect of dilutive securities—employee and director equity awards outstanding, preferred shares and 2023 Notes	—	—	—	—
Diluted shares	77,246	59,037	70,603	58,931

Net loss per share - basic	$(0.83)	$(1.07)	$(1.35)	$(1.52)
Net loss per share - diluted	$(0.83)	$(1.07)	$(1.35)	$(1.52)

Potential ordinary shares of 2,212 and 22,455 were excluded from the calculation of weighted average shares for the three months ended June 30, 2023 and 2022, respectively, and potential ordinary shares of 6,813 and 19,042 were excluded from the calculation of weighted average shares for the six months ended June 30, 2023 and 2022 because their effect was considered to be anti-dilutive. For the three and six months ended June 30, 2023 and 2022, the effects of dilutive securities were entirely excluded from the calculation of net loss per share as a net loss was reported in these periods.

NOTE 10: Comprehensive Loss

The following table shows the components of accumulated other comprehensive loss for the three and six months ended June 30, 2023 and 2022, respectively, net of tax effects:

	Three Months Ended June 30,		Six Months Ended June 30,
Accumulated Other Comprehensive Loss:	2023	2022	2023	2022

Foreign currency translation adjustment:
Beginning balance	$(24,277)	$(24,040)	$(24,452)	$(23,855)
Net other comprehensive income (loss)	8	(657)	183	(842)
Balance at June 30,	$(24,269)	$(24,697)	$(24,269)	$(24,697)

Unrealized loss on marketable debt securities, net
Beginning balance	$(1,749)	$(1,002)	$(1,890)	$(85)
Net other comprehensive income (loss), net of income tax expense of $0, $330, $0 and $0, respectively	75	(629)	216	(1,546)
Balance at June 30,	$(1,674)	$(1,631)	$(1,674)	$(1,631)
Accumulated other comprehensive loss at June 30,	$(25,943)	$(26,328)	$(25,943)	$(26,328)

The effect on the Company’s unaudited condensed consolidated financial statements of amounts reclassified out of accumulated other comprehensive loss was immaterial for all periods presented.

NOTE 11: Commitments and Contingencies

Litigation

The Company is subject to potential liabilities generally incidental to its business arising out of present and future lawsuits and claims related to product liability, personal injury, contract, commercial, intellectual property, tax, employment, compliance and other matters that arise in the ordinary course of business. The Company accrues for potential liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. At June 30, 2023 and December 31, 2022, there were no contingent liabilities with respect to any litigation, arbitration or administrative or other proceeding that are reasonably likely to have a material adverse effect on the Company’s consolidated financial position, results of operations, cash flows or liquidity.

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

On June 23, 2022, Avadel CNS filed a Renewed Motion for Judgment on the Pleadings, with respect to its counterclaim against Jazz seeking to have U.S. Patent No. 8731963 (the “REMS Patent”) delisted from the Orange Book and seeking to have the motion resolved concurrent with the parties’ Markman hearing on August 31, 2022. On July 7, 2022, Jazz filed a response styled as Objections to Avadel CNS’ Motion for Judgment on the Pleadings. On July 14, 2022, Avadel CNS replied to Jazz’s response, and on July 21, 2022, Avadel CNS requested oral argument on its delisting motion simultaneous with the Markman hearing. On August 24, 2022, the Court ordered Jazz to respond substantively to Avadel CNS’ motion, which Jazz did on August 26, 2022. Avadel CNS filed its reply on August 28, 2022.

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

On July 3, 2023, the Court issued a modified scheduling order establishing a new trial date of February 26, 2024.

On July 21, 2023, in response to a Court order, the parties submitted a Stipulation and Proposed Order Modifying the Case Schedule with an updated proposed schedule to accommodate additional claim construction proceedings. On August 4, 2023, the Court entered a modified version of the parties’ proposed schedule. The parties’ Second Supplemental Joint Claim Construction Brief is due October 9, 2023, and a Markman hearing is set for October 25, 2023.

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

On March 6, 2023, the parties filed a stipulation of dismissal, dismissing Jazz’s claims with respect to the REMS Patent and Avadel CNS’s related non-infringement and invalidity counterclaims. The Court entered that stipulation on March 7, 2023.

On May 19, 2023, the Court issued a scheduling order establishing timing for litigation events including i) completion of fact discovery by March 14, 2024, and ii) a deadline for case dispositive motions of September 20, 2024.

On June 29, 2023, Jazz filed a Motion to Stay the case, pending resolution of its Motion to Dismiss. Briefing on that Motion to Stay is scheduled to close on August 10, 2023.

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

On February 2, 2023, the Court held a hearing on Jazz’s Motion for Judgment on the Pleadings.

On July 18, 2023, the Court denied Jazz’s Motion for Judgment on the Pleadings.

Jazz’s Administrative Procedure Act Complaint

On June 22, 2023, Jazz filed an Administrative Procedure Act suit against the FDA, the U.S. Department of Health and Human Services, the Secretary of Health and Human Services and the Commissioner of Food and Drugs (the “Federal Defendants”) in the United States District Court for the District of Columbia (the “DC Court”) related to the NDA for LUMRYZ. This suit alleges that the FDA’s approval of LUMRYZ was an unlawful agency action and asks the DC Court to set aside FDA’s approval of LUMRYZ. On June 28, 2023, the DC Court granted Avadel CNS’s unopposed motion to intervene in the case to defend the FDA’s decision.

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

Deerfield Guarantee

In connection with the Company’s February 2018 divestiture of its pediatric assets, including four pediatric commercial stage assets – Karbinal™ ER, Cefaclor, Flexichamber™ and AcipHex® Sprinkle™ (“FSC products”), to Cerecor, Inc. (“Cerecor”), the Company guaranteed to Deerfield a quarterly royalty payment of 15% on net sales of the FSC products through February 6, 2026 (“FSC Product Royalties”), in an aggregate amount of up to approximately $10,300. Given the Company’s explicit guarantee to Deerfield, the Company recorded the guarantee in accordance with ASC 460. The balance of this guarantee liability was $639 at June 30, 2023. This liability is being amortized proportionately based on undiscounted cash outflows through the remainder of the contract with Deerfield.

Armistice Guarantee

In connection with the Company’s February 2018 divestiture of the pediatric assets, Armistice Capital Master Fund, Ltd., the majority shareholder of Cerecor, guaranteed to the Company the FSC Product Royalties. The Company recorded the guarantee in accordance with ASC 460. The balance of this guarantee asset was $633 at June 30, 2023. This asset is being amortized proportionately based on undiscounted cash outflows through the remainder of the contract with Deerfield noted above.

NOTE 12: Subsequent Events

On March 29, 2023, the Company and Avadel CNS entered into the RPA with RTW Investments, L.P. that could provide the Company up to $75,000 of royalty financing in two tranches. The first tranche of $30,000 became available upon satisfaction of certain conditions which included the Company’s first shipment of LUMRYZ. On August 1, 2023, the Company received the first tranche of $30,000.

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

As of the date of this Quarterly Report, LUMRYZ is the only commercialized product in our portfolio. We continue to evaluate opportunities to expand our product portfolio.

LUMRYZ

LUMRYZ was approved by the United States (“U.S.”) Food and Drug Administration (“FDA”) in May 2023 for the treatment of cataplexy or EDS in adults with narcolepsy. In approving LUMRYZ, the FDA approved a risk evaluation and mitigation strategy (“REMS”) for LUMRYZ to help ensure that the benefits of the drug in the treatment of cataplexy and EDS in narcolepsy outweigh the risks of serious adverse outcomes resulting from inappropriate prescribing, misuse, abuse, and diversion of the drug. Under this REMS, healthcare providers must be specially certified, pharmacies, practitioners, or health care settings that dispense the drug must be specially certified and the drug must be dispensed to patients with documentation of safe use conditions. Additionally, with its approval, the FDA also granted seven years of orphan drug exclusivity to LUMRYZ for the treatment of cataplexy or EDS in adults with narcolepsy due to a finding of clinical superiority of LUMRYZ relative to currently marketed oxybate treatments. In particular, FDA found that LUMRYZ makes a major contribution to patient care over currently marketed, twice-nightly oxybate treatments by providing a once-nightly dosing regimen that avoids nocturnal arousal to take a second dose. The orphan exclusivity will continue until May 1, 2030. In June 2023 we announced the U.S. commercial launch of LUMRYZ for the treatment of cataplexy or EDS in adults living with narcolepsy.

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

Additionally, our open-label extension (“OLE”)/switch study of LUMRYZ as a potential treatment for cataplexy or EDS in patients with narcolepsy (“RESTORE”) is examining the long-term safety and maintenance of efficacy of LUMRYZ in patients with narcolepsy who participated in the REST-ON study, as well as dosing and preference data for patients switching from twice-nightly sodium oxybate to once-at-bedtime LUMRYZ, regardless of whether they participated in REST-ON. In May

2021, inclusion criteria were expanded to allow for oxybate naïve patients to enter the study. An interim safety analysis from the ongoing RESTORE study showed that LUMRYZ has generally been well-tolerated, with some patients receiving therapy for more than 18 months. In addition, interim data from RESTORE were presented demonstrating that a high proportion of patients switching from twice-nightly sodium oxybate formulations had difficulty in taking the second dose, with a high proportion (92.5%) stating a preference for the once-at-bedtime dosing regimen and that most participants (62%) switching from twice-nightly sodium oxybate formulations had a stable dose equal to their starting dose; participants not currently taking sodium oxybate formulations or oxybate naive reached a stable dose with 2-4 does titrations within four weeks.

A discrete choice experiment (“DCE”) showed that once-at-bedtime dosing, when compared to twice-nightly dosing, was the most important attribute driving both patient and clinician preference for overall oxybate product choice, as well as patient quality of life and reduction of patient anxiety/stress; dosing frequency (twice-nightly versus once-at-bedtime) was also viewed as a more important attribute as compared to other attributes assessed, including sodium content. Accompanying the DCE was a background survey for both patients and clinicians, which showed that dosing frequency was noted as a significant stressor by both patients and clinicians.

Additional peer-reviewed publications have included data on improvement on DNS, the first DCE and a Plain Language Summary reviewing sodium oxybate and cardiovascular health, which did not identify a signal of cardiovascular disease in the twenty years that sodium oxybate has been available. At the annual SLEEP Congress in June 2022, nine posters were presented, including five post-hoc analyses from REST-ON which support the following:

•A low number-needed-to-treat to achieve effectiveness across all three evaluated doses, as well as effect sizes, showing a moderate-to-high effect for improving maintenance of wakefulness test, the Epworth Sleepiness Scare (“ESS”), and number of cataplexy attacks;

•Confirmation via various statistical methods to handle missing data that LUMRYZ improved cataplexy and EDS symptoms versus placebo;

•Confirmation of benefit for NT1 and NT2 for disturbed nocturnal sleep (“DNS”) and ESS;

•Confirmation of benefit for subgroups taking stimulants and those without stimulants for DNS and ESS; and

•Early efficacy (Week 1 and Week 2) for ESS, refreshing nature of sleep and quality of sleep.

At the 2023 SLEEP meeting, additional LUMRYZ data, including post-hoc analyses from the pivotal trial, interim data from the open-label study and real-world evidence regarding sodium oxybate utilization and co-morbidities was presented.

A second DCE among clinicians was published in May 2023, showing the dosing regimen was the most important driver of choice, with once-nightly preferred. Post-hoc analyses of NT1 and NT2 were also published, demonstrating consistent improvements regardless of narcolepsy type.

We believe LUMRYZ has the potential to demonstrate improved dosing compliance, safety and patient satisfaction over the other standards of care for cataplexy or EDS in patients with narcolepsy.

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

•Access to and Cost of Capital: We have a recent history of generating losses from operations and expect to continue generating losses until we are able to generate revenues sufficient to generate positive cash flow from the commercialization of LUMRYZ. Similar to other businesses in our industry and at our stage of development, we will continue to rely on external sources of capital to fund our business. The process of raising capital and the associated cost of such capital for a company of our financial profile can be difficult and potentially expensive. If the need were to arise to raise additional capital, access to that capital may be difficult, expensive and/or dilutive and, as a result, could create liquidity challenges for us.

•Continuing Net Loss from Operations: LUMRYZ is the only commercialized product in our portfolio, and we will incur substantial expenses to continue our commercial launch of LUMRYZ.

Impact of COVID-19

We continue to actively monitor the impact of COVID-19. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, access to sources of liquidity and financial condition. Despite vaccination efforts, future developments and impact on our operations remain uncertain and cannot be predicted with confidence, including the duration of the COVID-19 pandemic, new variants of the virus, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or we, may direct, which may result in extending continued business disruptions.

Financial Highlights

Highlights of our consolidated results for the three and six months ended June 30, 2023 are as follows:

•Net product revenue was $1,496 during the three and six months ended June 30, 2023. LUMRYZ was approved by the FDA on May 1, 2023 and we began shipping product to our customers in June 2023.

•Operating loss was $49,541 and $77,839 for the three and six months ended June 30, 2023, respectively, compared to operating loss of $29,937 and $58,563 for the three and six months ended June 30, 2022, respectively. Selling, general and administrative expenses increased during the three months ended June 30, 2023 by $24,974 compared to the three months ended June 30, 2022 driven by higher legal fees of $6,900, higher marketing and market research activities of $5,500, higher costs associated with the commercial launch of LUMRYZ of $2,600, higher compensation costs of $3,000, and an increase in regulatory expenses of $800. Selling, general, and administrative expense also includes a $7,800 cumulative adjustment for certain compensation awards tied to the achievement of performance conditions, which became probable in the period. Selling, general and administrative expenses increased during the six months ended June 30, 2023 by $27,807 compared to the six months ended June 30, 2022, driven by higher legal fees of $8,600, higher marketing and market research activities of $3,900, higher costs associated with the commercial launch of LUMRYZ of $3,500, and higher compensation costs of $2,600 due to increased headcount. Selling, general, and administrative expense in the six months ended June 30, 2023 includes a $7,800 cumulative adjustment for certain compensation awards tied to the achievement of performance conditions, which became probable in the period. We also incurred costs related to financing activities of approximately $1,300 in the current period. Research and development expenses decreased $3,479 during the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily driven by lower API purchases of $3,300.

•Net loss was $64,432 and $95,216 for the three and six months ended June 30, 2023, respectively, compared to net loss of $63,444 and $89,868 in the same periods last year, respectively.

•Diluted net loss per share was $0.83 and $1.35 for the three and six months ended June 30, 2023, respectively, compared to diluted net loss per share of $1.07 and $1.52 in the same period last year, respectively.

•Cash, cash equivalents and marketable securities increased $64,011 to $160,510 at June 30, 2023, from $96,499 at December 31, 2022. The increase in cash during the six months ended June 30, 2022 was driven primarily by net cash provided by financing activities of $125,986 from net proceeds of $134,151 received in exchange for issuing 12,205 ordinary shares and 4,706 Series B Preferred Shares in the April 3, 2023 public offering and net proceeds of $11,913 from the sale of ADSs through the ATM Program, offset by payments for the February 2023 Notes of $17,500, debt issuance costs of $4,357 and cash used in operating activities of $62,256.

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

Our significant accounting policies are described in Note 1 of the audited consolidated financial statements included in our Annual Report Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). During the three months ended June 30, 2023, we identified additional significant accounting policies as described in Note 1 of our unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q. The SEC suggests companies provide additional disclosure on those accounting policies considered most critical. The SEC considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgments and estimates on the part of management in its application. Our estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. During the three months ended June 30, 2023, we have identified the following to be an additional critical accounting estimate because it had a material impact, or it has the potential to have a material impact, on our consolidated financial statements and because it requires us to make significant judgments, assumptions or estimates.

Revenue. We sell products to specialty pharmacies and consider those specialty pharmacies to be our customers. Under ASC 606, revenue from product sales is recognized when the customer obtains control of the product, which occurs typically upon receipt by the customer. Our gross product sales are subject to a variety of price adjustments to arrive at reported net product revenue. These adjustments include estimates of payment discounts, specialty pharmacy fees, patient assistance programs, rebates and product returns and are estimated based on contractual arrangements, historical trends, expected utilization of such products and other judgments and analysis.

Product Sales

Revenue from product sales are recognized when the customer obtains control of our product and our performance obligations are met, which occurs typically upon receipt of delivery to the customer. As is customary in the pharmaceutical industry, our gross product sales are subject to a variety of price adjustments in arriving at reported net product revenue. These adjustments include estimates of payment discounts, specialty pharmacy fees, patient assistance programs, rebates and product returns and are estimated based on contractual arrangements, historical trends, expected utilization of such products and other judgments and analysis.

Reserves for Variable Consideration

Revenues from product sales are recorded at the estimated net selling price, which includes reserves for estimated variable consideration to reduce gross product sales to net product revenue resulting from payment discounts, specialty pharmacy fees, patient assistance programs, rebates and product returns. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable if the amount is payable to the customer. The reserves are classified as a liability if the amount is payable to a party other than a customer. Where appropriate, these estimated reserves take into consideration relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data, historical trends, current and expected patient demand and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates to reduce gross selling price to net selling price. The actual net selling price ultimately may differ from our estimates.

Payment Discounts and Specialty Pharmacy Fees

Payment discounts and specialty pharmacy fees represent the estimated obligations resulting from contractual commitments with our customers. We offer customers discounts off of list price and fees for the distribution of our products. Reserves for these discounts and fees are established in the same period that the related revenue is recognized, resulting in a reduction of gross product sales and accounts receivable.

Patient Assistance Programs

We offer certain patient assistance programs. We have multiple programs to assist patients, including patient assistance programs, a free product program, and co-pay assistance programs. We estimate a reserve for these programs primarily based on expected utilization by patients. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of gross product sales.

Rebates

Rebates represent the estimated obligations resulting from agreements with payors. We estimate a reserve for rebates based on contractual rates, estimates regarding our expectations of future utilization rates and channel inventory data. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of gross product sales.

Product Returns

We maintain a returns policy that offers customers a right to return product within a defined period before and after the expiration date of that product. We record the estimate of product returns as a reduction of gross product sales in the period the related product revenue was recognized.

Except as set forth above, there have been no material changes in our critical accounting estimates from those disclosed in the “Critical Accounting Estimates” section of the Management’s Discussion & Analysis in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 29, 2023.

Results of Operations

The following is a summary of our financial results (in thousands, except per share amounts) for the three months ended June 30, 2023 and 2022, respectively:

	Three Months Ended June 30,		Change
			2023 vs. 2022
Comparative Statements of Loss	2023	2022	$	%

Net product revenue	$1,496	$—	$1,496	n/a
Cost of products sold	36	—	36	n/a
Gross profit	1,460	—	1,460
Operating expenses:
Research and development expenses	4,223	4,541	(318)	(7.0)%
Selling, general and administrative expenses	46,778	21,804	24,974	114.5%
Restructuring expense	—	3,592	(3,592)	(100.0)%
Total operating expense	51,001	29,937	21,064	70.4%
Operating loss	(49,541)	(29,937)	(19,604)	(65.5)%
Investment and other income, net	623	192	431	224.5%
Interest expense	(2,295)	(3,506)	1,211	34.5%
Loss on extinguishment of debt	(13,129)	—	(13,129)	n/a
Loss before income taxes	(64,342)	(33,251)	(31,091)	(93.5)%
Income tax provision	90	30,193	(30,103)	99.7%
Net loss	$(64,432)	$(63,444)	$(988)	(1.6)%
Net loss per share - diluted	$(0.83)	$(1.07)	$0.24	22.4%

The following is a summary of our financial results (in thousands, except per share amounts) for the six months ended June 30, 2023 and 2022, respectively:

	Six Months Ended June 30,		Change
			2023 vs. 2022
Comparative Statements of Loss	2023	2022	$	%

Net product revenue	$1,496	$—	$1,496	n/a
Cost of products sold	36	—	36	n/a
Gross profit	1,460	—	1,460	n/a
Operating expenses:
Research and development expenses	8,053	11,532	(3,479)	(30.2)%
Selling, general and administrative expenses	71,246	43,439	27,807	64.0%
Restructuring expense	—	3,592	(3,592)	(100.0)%
Total operating expense	79,299	58,563	20,736	35.4%
Operating loss	(77,839)	(58,563)	(19,276)	(32.9)%
Investment and other income, net	816	88	728	827.3%
Interest expense	(5,554)	(5,523)	(31)	(0.6)%
Loss on extinguishment of debt	(13,129)	—	(13,129)	n/a
Loss before income taxes	(95,706)	(63,998)	(31,708)	(49.5)%
Income tax (benefit) provision	(490)	25,870	(26,360)	101.9%
Net loss	$(95,216)	$(89,868)	$(5,348)	(6.0)%
Net loss per share - diluted	$(1.35)	$(1.52)	$0.17	11.2%

	Three and Six Months Ended June 30,		Change
			2023 vs. 2022
Gross Margin:	2023	2022	$	%

Net product revenue	$1,496	$—	$1,496	n/a
Cost of products sold	36	—	36	n/a
Gross margin	$1,460	$—	$1,460	n/a
Gross margin as a percentage of net product revenue	98%	n/a	98%	n/a

Net product revenue was $1,496 during the three and six months ended June 30, 2023. LUMRYZ was approved by the FDA on May 1, 2023 and we began shipping product to our customers in June 2023. Gross margin as a percentage of net product revenue was 98%, driven by the sale of inventory that was expensed as research and development prior to FDA approval.

	Three Months Ended June 30,		Change
			2023 vs. 2022
Research and Development Expenses:	2023	2022	$	%

Research and development expenses	$4,223	$4,541	$(318)	(7.0)%

Research and development expenses decreased $318 or 7.0% during the three months ended June 30, 2023 as compared to the same period in the prior year. This decrease was driven by lower active pharmaceutical ingredients (“API”) purchases during the current period of approximately $700. The decrease in research and development expense was offset by a $500 cumulative adjustment for certain compensation awards tied to the achievement of performance conditions, which became probable in the period.

	Six Months Ended June 30,		Change
			2023 vs. 2022
Research and Development Expenses:	2023	2022	$	%

Research and development expenses	$8,053	$11,532	$(3,479)	(30.2)%

Research and development expenses decreased $3,479 or 30.2% during the six months ended June 30, 2023 as compared to the same period in the prior year. This decrease was driven by lower API purchases of $3,300 and lower pre-commercial product related costs of $300, the majority of which were purchased in the three months ended March 31, 2022. The decrease in research and development expense was offset by a $500 cumulative adjustment for certain compensation awards tied to the achievement of performance conditions, which became probable in the period.

	Three Months Ended June 30,		Change
			2023 vs. 2022
Selling, General and Administrative Expenses:	2023	2022	$	%

Selling, general and administrative expenses	$46,778	$21,804	$24,974	114.5%

Selling, general and administrative expenses increased $24,974 or 114.5% during the three months ended June 30, 2023 as compared to the same period in the prior year. This increase was driven by higher legal fees of $6,900, higher marketing and market research activities of $5,500, higher costs associated with the commercial launch of LUMRYZ of $2,600, higher compensation costs of $3,000, and an increase in regulatory expenses of $800. Selling, general, and administrative expense also includes a $7,800 cumulative adjustment for certain compensation awards tied to the achievement of performance conditions, which became probable in the period.

In the prior period, we incurred costs of approximately $5,100 related to the exchange of $117,375 of our February 2023 Notes for a new series of its October 2023 Notes that did not recur in the current period. In the prior period, we realized benefit from the reversal of approximately $2,300 of previously recorded compensation costs for employees affected by the 2022 Corporate Restructuring Plan that did not recur in the current period.

	Six Months Ended June 30,		Change
			2023 vs. 2022
Selling, General and Administrative Expenses:	2023	2022	$	%

Selling, general and administrative expenses	$71,246	$43,439	$27,807	64.0%

Selling, general and administrative expenses increased $27,807 or 64.0% during the six months ended June 30, 2023 as compared to the same period in the prior year. This increase was driven by higher legal fees of $8,600, higher marketing and market research activities of $3,900, higher costs associated with the commercial launch of LUMRYZ of $3,500, and higher compensation costs of $2,600 due to increased headcount. Selling, general, and administrative expense in the six months ended June 30, 2023 includes a $7,800 cumulative adjustment for certain compensation awards tied to the achievement of performance conditions, which became probable in the period. We also incurred costs related to financing activities of approximately $1,300 in the current period.

In the prior period, we incurred costs of approximately $5,450 related to the exchange of $117,375 of our February 2023 Notes for a new series of its October 2023 Notes that did not recur in the current period. In the prior period, we realized benefit from the reversal of approximately $2,300 of previously recorded compensation costs for employees affected by the 2022 Corporate Restructuring Plan that did not recur in the current period.

	Three Months Ended June 30,		Change
			2023 vs. 2022
Investment and Other Income, net:	2023	2022	$	%

Investment and other income, net	$623	$192	$431	224.5%

Investment and other income, net increased $431 or 224.5% during the three months ended June 30, 2023 as compared to the same period in the prior year. This increase was driven by higher interest income of approximately $400.

	Six Months Ended June 30,		Change
			2023 vs. 2022
Investment and Other Income, net:	2023	2022	$	%

Investment and other income, net	$816	$88	$728	827.3%

Investment and other income, net increased $728 or 827.3% during the six months ended June 30, 2023 as compared to the same period in the prior year. This increase was driven by higher net realized losses during the six months ended June 30, 2022 of approximately $700.

	Three Months Ended June 30,		Change
			2023 vs. 2022
Interest Expense:	2023	2022	$	%

Interest expense	$(2,295)	$(3,506)	$1,211	(34.5)%

Interest expense decreased $1,211 or 34.5% during the three months ended June 30, 2023 as compared to the same period in the prior year. This decrease was driven by a $1,300 decrease in amortization of debt discount and debt issuance costs as a result of the extinguishment of $96,188 of our October 2023 Notes. See Note 6: Long-term debt to our unaudited condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for further details for further details.

	Three and Six Months Ended June 30,		Change
			2023 vs. 2022
Loss on extinguishment of debt:	2023	2022	$	%

Loss on extinguishment of debt	$(13,129)	$—	$(13,129)	n/a

Over the course of April 3 and April 4, 2023, we completed an exchange of $96,188 of our $117,375 October 2023 Notes for $106,268 of new April 2027 Notes. We accounted for the exchange of the October 2023 Notes for the April 2027 Notes as an extinguishment of $96,188 of our October 2023 Notes. We recorded a loss on the extinguishment of $13,129 as a result of the exchange. See Note 6: Long-term debt to our unaudited condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for further details for further details.

	Three Months Ended June 30,		Change
			2023 vs. 2022
Income Tax Provision:	2023	2022	$	%

Income tax provision	$90	$30,193	$(30,103)	99.7%
Percentage of loss before income taxes	(0.1)%	(90.8)%

The income tax provision was $90 for the three months ended June 30, 2023 resulting in an effective tax rate of (0.1)%. The income tax provision was $30,193 for the three months ended June 30, 2022 resulting in an effective tax rate of (90.8)%. The change in the effective tax rate for the three months ended June 30, 2023 when compared to the same period in 2022, is primarily driven by the valuation allowances recorded against net deferred tax assets established in the second quarter of 2022.

	Six Months Ended June 30,		Change
			2023 vs. 2022
Income Tax (Benefit) Provision:	2023	2022	$	%

Income tax (benefit) provision	$(490)	$25,870	$(26,360)	101.9%
Percentage of loss before income taxes	0.5%	(40.4)%

The income tax benefit was $490 for the six months ended June 30, 2023 resulting in an effective tax rate of 0.5%. The income tax provision was $25,870 for the six months ended June 30, 2022 resulting in an effective tax rate of (40.4)%. The change in the effective tax rate for the six months ended June 30, 2023 when compared to the same period in 2022, is primarily driven by the valuation allowances recorded against net deferred tax assets established in the second quarter of 2022.

Liquidity and Capital Resources

Our cash flows from operating, investing and financing activities, as reflected in the unaudited condensed consolidated statements of cash flows, are summarized in the following table:

	Six Months Ended June 30,		Change
			2023 vs. 2022
Net cash (used in) provided by:	2023	2022	$	%

Operating activities	$(62,256)	$(48,135)	$(14,121)	(29.3)%
Investing activities	(87,842)	54,299	(142,141)	(261.8)%
Financing activities	125,986	(2,794)	128,780	(4,609.2)%

Operating Activities

Net cash used in operating activities was $62,256 and $48,135 for the six months ended June 30, 2023 and 2022, respectively. Net cash used in operating activities for the six months ended June 30, 2023 was driven by net loss of $95,216, offset by favorable changes in working capital of $6,974 driven by an increase in accrued expenses and favorable non-cash adjustments of $25,986 due to the loss on extinguishment of debt and share-based compensation expense. For the six months ended June 30, 2022, net cash used in operating activities was driven by net loss of $89,868 partially offset by favorable non-cash adjustments of $32,974 and favorable changes in working capital of $8,759.

Investing Activities

Net cash used in investing activities was $87,842 for the six months ended June 30, 2023. Net cash provided by investing activities was $54,299 for the six months ended June 30, 2022. Net cash used in investing activities for the six months ended

June 30, 2023 was due to net purchases of marketable securities over proceeds received from the excess of sales of $87,842 as a result of investing the proceeds of our financing activities. Net cash provided by investing activities for the six months ended June 30, 2022 was due to net proceeds received from the excess of sales over purchases of marketable securities of $54,299.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2023 of $125,986 was a result of net proceeds of $134,151 received in exchange for issuing 12,205 ordinary shares and 4,706 Series B Preferred Shares in the April 3, 2023 public offering and net proceeds of $11,913 from the sale of ADSs through the ATM Program, offset by payments for the February 2023 Notes of $17,500 and debt issuance costs of $4,357. Net cash used in financing activities for the six months ended June 30, 2022 of $2,794 related to payment of $4,803 of debt issuance fees associated with the completed exchange of $117,375 of its February 2023 Notes for a new series of its Exchangeable Senior Notes due October 2, 2023, partially offset by $2,009 of proceeds from stock option exercises and employee share purchase plan issuances.

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

We believe our existing cash, cash equivalents and marketable securities provides sufficient capital to meet our operating, debt service and capital requirements for the next twelve months following the date of this Quarterly Report.

Other Matters

Litigation

We are subject to potential liabilities generally incidental to our business arising out of present and future lawsuits and claims related to product liability, personal injury, contract, commercial, intellectual property, tax, employment, compliance and other matters that arise in the ordinary course of business. We accrue for potential liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. At June 30, 2023 and December 31, 2022, there were no contingent liabilities with respect to any litigation, arbitration or administrative or other proceeding that are reasonably likely to have a material adverse effect on our consolidated financial position, results of operations, cash flows or liquidity. For information regarding legal proceedings we are involved in, see Note 11: Commitments and Contingencies - Litigation to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Foreign Exchange Risk

We are exposed to foreign currency exchange risk as the functional currency financial statements of a non-U.S. subsidiary is translated to U.S. dollars. The assets and liabilities of this non-U.S. subsidiary having a functional currency other than the U.S. dollar is translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and at the average exchange rate for the reporting period for revenue and expense accounts. The cumulative foreign currency translation adjustment is recorded as a component of accumulated other comprehensive loss in shareholders’ equity (deficit). The reported results of this non-U.S. subsidiary will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. Our primary currency translation exposure is related to one subsidiary that has functional currencies denominated in euro. A 10% strengthening/weakening in the rates used to translate the results of our non-U.S. subsidiaries that have functional currencies denominated in euro as of June 30, 2023 would have had an immaterial impact on net loss for the three and six months ended June 30, 2023.

Transactional exposure arises where transactions occur in currencies other than the functional currency. Transactions in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction. The resulting monetary assets and liabilities are translated into the appropriate functional currency at exchange rates prevailing at the balance sheet date and the resulting gains and losses are reported in investment and other income, net in the consolidated statements of loss. As of June 30, 2023, our primary exposure is to transaction risk related to euro net monetary assets and liabilities held by subsidiaries with a U.S. dollar functional currency. Realized and unrealized foreign exchange gains resulting from transactional exposure were immaterial for the three and six months ended June 30, 2023.

Inflation Risk

Inflation generally affects us by increasing our costs of labor and supplies and the costs of our third parties we rely on for the development, manufacture and supply of our products. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2023. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the near future (especially if inflation rates continue to rise) due to an impact on the costs to conduct clinical trials, the costs to commercially launch LUMRYZ, labor costs we incur to attract and retain qualified personnel, and other operational costs. Inflationary costs could adversely affect our business, financial condition and results of operations.

ITEM 4.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of June 30, 2023.

Other Changes in Internal Controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or 15d-15 that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

The information contained in Note 11: Commitments and Contingencies - Litigation to the Company’s unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference herein.

ITEM 1A.    RISK FACTORS.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 29, 2023.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.    OTHER INFORMATION.

During the three months ended June 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6.    EXHIBITS.

Exhibit No.	Description

10.1‡*	Fourth Amendment to Sublease Agreement, dated as of May 31, 2023, between Avadel Management Corporation and R.G. Brinkmann Company
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Exchange Act
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Exchange Act
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)
*    Filed herewith.
**          Furnished herewith.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVADEL PHARMACEUTICALS PLC
(Registrant)

Date: August 9, 2023	By:	/s/ Gregory J. Divis
Gregory J. Divis
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: August 9, 2023	By:	/s/ Thomas S. McHugh
Thomas S. McHugh
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)