Form 10-Q
period 2023-09-30
AVADEL PHARMACEUTICALS PLC
filed 2023-11-08
CIK 1012477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

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

At November 6, 2023, 89,805,653 ordinary shares, nominal value $0.01 each, of the Company were outstanding.

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

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•Our ability to successfully commercialize LUMRYZ (sodium oxybate) in the United States (“U.S.”) for the treatment of cataplexy or excessive daytime sleepiness (“EDS”) in adults with narcolepsy;
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
•Our expectations regarding the pricing and reimbursement of, and the extent to which patient financial assistance programs are utilized for, LUMRYZ;
•Our expectations about the potential market size and market participation for LUMRYZ;
•Our expectations regarding litigation related to LUMRYZ;
•Our expectations regarding our cash runway to support the commercialization of LUMRYZ in the U.S.;
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

PART I – FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS
AVADEL PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net product revenue	$7,014	$—	$8,510	$—
Cost of products sold	117	—	153	—
Gross profit	6,897	—	8,357	—
Operating expenses:
Research and development expenses	2,849	2,933	10,902	14,465
Selling, general and administrative expenses	39,158	14,096	110,404	57,535
Restructuring (income) expense	—	(69)	—	3,523
Total operating expense	42,007	16,960	121,306	75,523
Operating loss	(35,110)	(16,960)	(112,949)	(75,523)
Investment and other income, net	903	448	1,719	536
Interest expense	(1,978)	(3,564)	(7,532)	(9,087)
Loss on extinguishment of debt	—	—	(13,129)	—
Loss before income taxes	(36,185)	(20,076)	(131,891)	(84,074)
Income tax provision (benefit)	89	70	(401)	25,940
Net loss	$(36,274)	$(20,146)	$(131,490)	$(110,014)

Net loss per share – basic	$(0.41)	$(0.33)	$(1.71)	$(1.85)
Net loss per share – diluted	(0.41)	(0.33)	(1.71)	(1.85)

Weighted average number of shares outstanding - basic	89,380	60,201	76,931	59,359
Weighted average number of shares outstanding - diluted	89,380	60,201	76,931	59,359

See accompanying notes to unaudited condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net loss	$(36,274)	$(20,146)	$(131,490)	$(110,014)
Other comprehensive (loss) income, net of tax:
Foreign currency translation loss	(303)	(647)	(120)	(1,489)
Net other comprehensive income (loss), net of income tax expense of $0, $0, $0 and $0, respectively	295	(934)	511	(2,480)
Total other comprehensive (loss) income, net of tax	(8)	(1,581)	391	(3,969)
Total comprehensive loss	$(36,282)	$(21,727)	$(131,099)	$(113,983)

See accompanying notes to unaudited condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$51,811	$73,981
Marketable securities	101,368	22,518
Accounts receivable, net	6,239	—
Inventories	5,286	—
Research and development tax credit receivable	1,199	2,248
Prepaid expenses and other current assets	6,352	2,096
Total current assets	172,255	100,843
Property and equipment, net	648	839
Operating lease right-of-use assets	2,804	1,713
Goodwill	16,836	16,836
Research and development tax credit receivable	409	1,232
Other non-current assets	10,148	11,322
Total assets	$203,100	$132,785

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$21,187	$37,668
Current portion of operating lease liability	916	960
Accounts payable	13,263	7,890
Accrued expenses	17,957	7,334
Other current liabilities	731	1,941
Total current liabilities	54,054	55,793
Long-term debt	—	91,614
Long-term operating lease liability	1,928	780
Royalty financing obligation	31,151	—
Other non-current liabilities	5,818	5,743
Total liabilities	92,951	153,930

Shareholders’ equity (deficit):
Preferred shares, nominal value of $0.01 per share; 50,000 shares authorized; 5,194 issued and outstanding at September 30, 2023 and 488 issued and outstanding at December 31, 2022	52	5
Ordinary shares, nominal value of $0.01 per share; 500,000 shares authorized; 89,398 issued and outstanding at September 30, 2023 and 62,878 issued and outstanding at December 31, 2022	893	628
Additional paid-in capital	851,865	589,783
Accumulated deficit	(716,710)	(585,220)
Accumulated other comprehensive loss	(25,951)	(26,341)
Total shareholders’ equity (deficit)	110,149	(21,145)
Total liabilities and shareholders’ equity (deficit)	$203,100	$132,785
 See accompanying notes to unaudited condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(In thousands)
(Unaudited)

	Ordinary shares		Preferred shares		Additional	Accumulated	Accumulated other comprehensive	Total shareholders’
	Shares	Amount	Shares	Amount	paid-in capital	deficit	loss	equity (deficit)
Balance, December 31, 2022	62,878	$628	488	$5	$589,783	$(585,220)	$(26,341)	$(21,145)
Net loss	—	—	—	—	—	(30,784)	—	(30,784)
Other comprehensive income	—	—	—	—	—	—	315	315
Issuance of common stock under at-the-market offering program, net of issuance costs	1,564	16	—	—	11,897	—	—	11,913
Amortization of deferred issuance costs	—	—	—	—	(16)	—	—	(16)
Vesting of restricted shares	22	—	—	—	—	—	—	—
Employee share purchase plan share issuance	14	—	—	—	29	—	—	29
Share-based compensation expense	—	—	—	—	1,522	—	—	1,522
Balance, March 31, 2023	64,478	$644	488	$5	$603,215	$(616,004)	$(26,026)	$(38,166)
Net loss	—	—	—	—	—	(64,432)	—	(64,432)
Other comprehensive income	—	—	—	—	—	—	83	83
April 2023 public offering, net of issuance costs	12,205	122	4,706	47	133,982	—	—	134,151
Mandatory Exchange of April 2027 Notes, net of issuance costs	12,347	123	—	—	102,039	—	—	102,162
Exercise of stock options	291	4	—	—	1,746	—	—	1,750
Share-based compensation expense	—	—	—	—	7,644	—	—	7,644
Balance, June 30, 2023	89,321	$893	5,194	$52	$848,626	$(680,436)	$(25,943)	$143,192
Net loss	—	—	—	—	—	(36,274)	—	(36,274)
Other comprehensive loss	—	—	—	—	—	—	(8)	(8)
Mandatory Exchange of April 2027 Notes, net of issuance costs	—	—	—	—	(350)	—	—	(350)
Exercise of stock options	44	—	—	—	261	—	—	261
Employee share purchase plan share issuance	33	—	—	—	201	—	—	201
Share-based compensation expense	—	—	—	—	3,127	—	—	3,127
Balance, September 30, 2023	89,398	$893	5,194	$52	$851,865	$(716,710)	$(25,951)	$110,149

AVADEL PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(In thousands)
(Unaudited)

	Ordinary shares		Preferred shares		Additional paid-in	Accumulated	Accumulated other comprehensive	Total shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	loss	equity (deficit)
Balance, December 31, 2021	58,620	$586	488	$5	$549,349	$(447,756)	$(23,940)	$78,244
Net loss	—	—	—	—	—	(26,424)	—	(26,424)
Other comprehensive loss	—	—	—	—	—	—	(1,102)	(1,102)
Exercise of stock options	275	3	—	—	1,903	—	—	1,906
Vesting of restricted shares	119	1	—	—	(1)	—	—	—
Employee share purchase plan share issuance	18	—	—	—	103	—	—	103
Share-based compensation expense	—	—	—	—	2,505	—	—	2,505
Balance, March 31, 2022	59,032	$590	488	$5	$553,859	$(474,180)	$(25,042)	$55,232
Net loss	—	—	—	—	—	(63,444)	—	(63,444)
Other comprehensive loss	—	—	—	—	—	—	(1,286)	(1,286)
Vesting of restricted shares	6	—	—	—	—	—	—	—
Change in fair value of October 2023 Notes conversion feature	—	—	—	—	5,508	—	—	5,508
Share-based compensation expense	—	—	—	—	658	—	—	658
Balance, June 30, 2022	59,038	$590	488	$5	$560,025	$(537,624)	$(26,328)	$(3,332)
Net loss	—	—	—	—	—	(20,146)	—	(20,146)
Other comprehensive loss	—	—	—	—	—	—	(1,581)	(1,581)
Exercise of stock options	14	—	—	—	64	—	—	64
Vesting of restricted shares	8	—	—	—	—	—	—	—
Issuance of common stock under at-the-market offering program, net of issuance costs	1,768	17	—	—	10,515	—	—	10,532
Amortization of deferred issuance costs	—	—	—	—	(19)	—	—	(19)
Employee share purchase plan share issuance	57	1	—	—	118	—	—	119
Share-based compensation expense	—	—	—	—	1,923	—	—	1,923
Balance, September 30, 2022	60,885	$608	488	$5	$572,626	$(557,770)	$(27,909)	$(12,440)

AVADEL PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022

Cash flows from operating activities:
Net loss	$(131,490)	$(110,014)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,784	907
Amortization of debt discount and debt issuance costs	2,796	4,147
Changes in deferred taxes	—	25,916
Share-based compensation expense	12,293	5,086
Loss on extinguishment of debt	13,129	—
Other adjustments	(349)	1,506
Net changes in assets and liabilities
Accounts receivable	(6,239)	—
Inventories	(5,286)	—
Prepaid expenses and other current assets	(4,277)	27,948
Research and development tax credit receivable	1,918	27
Accounts payable & other current liabilities	3,837	(11,629)
Accrued expenses	10,621	4,277
Other assets and liabilities	781	(3,109)
Net cash used in operating activities	(100,482)	(54,938)

Cash flows from investing activities:
Purchases of property and equipment	—	(716)
Proceeds from sales of marketable securities	125,498	59,873
Purchases of marketable securities	(203,519)	(2,334)
Net cash (used in) provided by investing activities	(78,021)	56,823

Cash flows from financing activities:
Proceeds from April 2023 public offering, net of issuance costs	134,149	—
Payments for February 2023 Notes	(17,500)	—
Payments for debt issuance costs	(4,357)	(4,803)
Proceeds from royalty purchase agreement	30,000	—
Proceeds from issuance of shares off the at-the-market offering program	11,913	10,532
Proceeds from stock option exercises and employee share purchase plan	2,241	2,192
Net cash provided by financing activities	156,446	7,921

Effect of foreign currency exchange rate changes on cash and cash equivalents	(113)	201

Net change in cash and cash equivalents	(22,170)	10,007
Cash and cash equivalents at January 1,	73,981	50,708
Cash and cash equivalents at September 30,	$51,811	$60,715

Supplemental disclosures of cash flow information:
Interest paid	$4,520	$9,660
Income taxes refund	$—	$(32,323)

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

On March 29, 2023, the Company and Avadel CNS Pharmaceuticals, LLC, an indirect wholly-owned subsidiary of the Company (“Avadel CNS”) entered into a royalty purchase agreement (“RPA”) with RTW Investments, L.P. (“RTW”) that could provide the Company up to $75,000 of royalty financing in two tranches. The first tranche of $30,000 became available upon satisfaction of certain conditions which included the Company’s first shipment of LUMRYZ. The second tranche is available to use, at the Company’s election, if it achieves quarterly net revenue of $25,000 by the quarter ending June 30, 2024. The second tranche expires if the Company does not elect to use it by August 31, 2024. On August 1, 2023, the Company received the first tranche of $30,000.

At March 31, 2023, the Company had outstanding $117,375 aggregate principal amount of its 4.50% exchangeable senior notes due October 2023 (the “October 2023 Notes”). Over the course of April 3 and April 4, 2023, Avadel Finance Cayman Limited, a Cayman Islands exempted company and an indirect wholly-owned subsidiary of the Company (the “Issuer”), completed an exchange of $96,188 of its $117,375 October 2023 Notes for $106,268 of a new series 6.0% exchangeable notes due April 2027 (the “April 2027 Notes”) (the “2023 Exchange Transaction”). The Issuer settled, with a combination of cash and American Depositary Shares (“ADSs”), the remaining $21,187 aggregate principal amount of the October 2023 Notes in October 2023. The aggregate amount of cash and ADSs delivered to holders for the October 2023 Notes and accrued and unpaid interest was $21,641 and 408 ADSs, respectively.

On April 3, 2023, the Company completed the sale of 12,205 ordinary shares, nominal value $0.01 per share (“Ordinary Shares”) in the form of ADSs and 4,706 Series B Non-Voting Convertible Preferred Shares (“Series B Preferred Shares”) in an underwritten public offering. The Company received proceeds, net of underwriter fees and issuance costs of $134,151.

On May 31, 2023 and in accordance with the terms of the Indenture of the April 2027 Notes (the “Indenture”), dated as of April 3, 2023, the Issuer exercised its option to exchange (the “Mandatory Exchange”) $106,268 of aggregate principal amount of the April 2027 Notes, which represents all of the April 2027 Notes outstanding under the Indenture. The Mandatory Exchange consideration per one thousand dollars of principal April 2027 Notes exchanged consisted of 116.1846 of the Company’s ADSs, representing a corresponding number of the Company’s ordinary shares, nominal value $0.01 per share, plus accrued and unpaid interest thereon. The aggregate amount of ADSs and cash in respect of accrued and unpaid interest delivered to holders of Notes in the Mandatory Exchange was 12,347 ADSs and $1,470, respectively. The Mandatory Exchange closed on June 26, 2023.

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

Pursuant to the Sales Agreement, the Company issued and sold 1,564 ADSs during the nine months ended September 30, 2023, resulting in net proceeds to the Company of approximately $11,913. The Company may offer and sell up to an additional $96,064 of ADSs under the ATM Program that remain available for sale pursuant to the 2022 Prospectus.

Basis of Presentation. The unaudited condensed consolidated balance sheet as of September 30, 2023, which is derived from the prior year 2022 audited consolidated financial statements, and the interim unaudited condensed consolidated financial statements presented herein, have been prepared in accordance with U.S. GAAP, the requirements of Form 10-Q and Article 10 of Regulation S-X and, consequently, do not include all information or footnotes required by U.S. GAAP for complete financial statements or all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s 2022 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (“SEC”) on March 29, 2023.

Reclassifications

Certain reclassifications are made to prior year amounts whenever necessary to conform with the current year presentation. Certain reclassifications have been made to balances within the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and Note 9: Other Assets and Liabilities for the year ended December 31, 2022 to condense line items of the same nature into a single line.

We identified additional significant accounting policies as described below.

Revenue. Revenue includes sales of LUMRYZ. ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC 606, an entity recognizes revenue when the performance obligations to the customer have been satisfied through the transfer of control of the goods or services. To determine the appropriate revenue recognition for arrangements that the Company believes are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company applies the five-step model to contracts only when the Company and its customer’s rights and obligations under the contract can be determined, the contract has commercial substance, and it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. For contracts that are determined to be within the scope of ASC 606, the Company identifies the promised goods or services in the contract to determine if they are separate performance obligations or if they should be bundled with other goods and services into a single performance obligation. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Product Sales

The Company sells LUMRYZ to specialty pharmacies and considers those specialty pharmacies to be its customers. Under ASC 606, revenue from product sales is recognized when the customer obtains control of the product, which occurs typically upon receipt by the customer. The Company’s gross product sales are subject to a variety of price adjustments to arrive at reported net product revenue. These adjustments include estimates of payment discounts, specialty pharmacy fees, patient financial assistance programs, rebates and product returns and are estimated based on contractual arrangements, historical trends, expected utilization of such products and other judgments and analysis.

Reserves for Variable Consideration

Revenues from product sales are recorded at the estimated net selling price, which includes reserves for estimated variable consideration to reduce gross product sales to net product revenue resulting from payment discounts, specialty pharmacy fees, patient financial assistance programs, rebates and product returns. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable if the amount is payable to the customer. The reserves are classified as a liability if the amount is payable to a party other than a customer. Where appropriate, these estimated reserves take into consideration relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data, historical trends, current and expected patient demand and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates to reduce gross selling price to net selling price. The actual net selling price ultimately may differ from our estimates.

Inventories. Inventories consist of raw materials, work in process and finished products, which are stated at lower of cost or net realizable value, using the first-in, first- out (“FIFO”) method. Raw materials used in the production of pre-clinical and clinical products are expensed as research and development (“R&D”) costs. The Company establishes reserves for inventory estimated to be obsolete, unmarketable or slow-moving on a case by case basis.

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

NOTE 2: Revenue Recognition

The Company’s source of net product revenue during the three and nine months ended September 30, 2023 consists solely of sales of LUMRYZ.

For the three and nine months ended September 30, 2023, three customers accounted for 100% of sales. The following table presents a summary of the percentage of total sales to customers:

Three and Nine Months Ended September 30,
Sales by Customer:	2023

Accredo	38%
Caremark	41%
Optum	21%

The Company had no net product revenue during the three and nine months ended September 30, 2022.
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

The following table summarizes the financial instruments measured at fair value on a recurring basis classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the accompanying unaudited condensed consolidated balance sheets:

	As of September 30, 2023			As of December 31, 2022
Fair Value Measurements:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Marketable securities (see Note 4)
Mutual and money market funds	$14,288	$—	$—	$22,518	$—	$—
Government securities - U.S.	87,080	—	—	—	—	—
Total assets	$101,368	$—	$—	$22,518	$—	$—

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. During the periods ended September 30, 2023 and December 31, 2022, respectively, there were no transfers in and out of Level 3. During the three and nine months ended September 30, 2023 and 2022, respectively, the Company did not recognize any allowances for credit losses.

Some of the Company’s financial instruments, such as cash and cash equivalents, accounts receivable and accounts payable, are reflected in the balance sheet at carrying value, which approximates fair value due to their short-term nature.

Debt

October 2023 Notes

The Company estimates the fair value of its $21,187 aggregate principal amount of its October 2023 Notes based on interest rates that would be currently available to the Company for issuance of similar types of debt instruments with similar terms and remaining maturities or recent trading prices obtained from brokers (a Level 2 input). The estimated fair value of the October 2023 Notes at September 30, 2023 was $21,187. The remaining $21,187 aggregate principal amount of the October 2023 Notes matured on October 2, 2023 and were fully settled in October 2023. See Note 6: Long-Term Debt for additional information regarding the Company’s debt obligations.

Royalty Financing Obligation

As of September 30, 2023, the carrying value of the royalty financing obligation under the RPA approximated its fair value and was measured using the estimates of forecasted net product revenue based on current contractual and statutory requirements, specific known market events and trends, industry data, historical trends, current and expected patient demand and forecasted customer buying and payment patterns (Level 3 inputs). See Note 7: Royalty Financing Obligation for additional information regarding the Company’s royalty financing obligation.

NOTE 4: Marketable Securities

The Company has investments in available-for-sale debt securities which are recorded at fair market value. The change in the fair value of available-for-sale debt investments is recorded as accumulated other comprehensive loss in shareholders’ equity (deficit), net of income tax effects. As of September 30, 2023, the Company considered any decreases in fair value on its marketable securities to be driven by factors other than credit risk, including market risk.

The following tables show the Company’s available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category as of September 30, 2023 and December 31, 2022, respectively:

	September 30, 2023
Marketable Securities:	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value

Mutual and money market funds	$16,497	$—	$(2,209)	$14,288
Government securities - U.S.	86,250	830	—	87,080
Total	$102,747	$830	$(2,209)	$101,368

	December 31, 2022
Marketable Securities:	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value

Mutual and money market funds	$24,407	$—	$(1,889)	$22,518
Total	$24,407	$—	$(1,889)	$22,518

The Company determines realized gains or losses on the sale of marketable securities on a specific identification method. The Company reflects these gains and losses as a component of investment and other income, net in the accompanying unaudited condensed consolidated statements of loss.

The Company recognized gross realized gains of $268 and $64 for the three months ended September 30, 2023 and 2022, respectively. These realized gains were offset by gross realized losses of $283 and $61 for the three months ended September 30, 2023 and 2022, respectively. We recognized gross realized gains of $269 and $372 for the nine months ended September 30, 2023 and 2022, respectively. These realized gains were offset by gross realized losses of $344 and $1,092 for the nine months ended September 30, 2023 and 2022, respectively.

The following table summarizes the estimated fair value of the Company’s investments in marketable debt securities, accounted for as available-for-sale debt securities and classified by the contractual maturity date of the securities as of September 30, 2023:

	Maturities
Marketable Debt Securities:	Less than 1 Year	1-5 Years	5-10 Years	Greater than 10 Years	Total

Government securities - U.S.	$87,080	$—	$—	$—	$87,080
Total	$87,080	$—	$—	$—	$87,080

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

NOTE 5: Inventories

The principal categories of inventories at September 30, 2023 were comprised of the following:

Inventory:	September 30, 2023

Raw materials and supplies	$2,591
Work in process	299
Finished goods	2,396
Total	$5,286

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
NOTE 6: Long-Term Debt

Long-term debt is summarized as follows:

Exchangeable Senior Notes:	September 30, 2023	December 31, 2022
Principal amount of 4.50% exchangeable senior notes due October 2023	$21,187	$117,375
Principal amount of 4.50% exchangeable senior notes due February 2023	—	17,500
Less: unamortized debt discount and issuance costs, net	—	(5,593)
Net carrying amount of debt	21,187	129,282
Less: current maturities, net of $0 and $1,019 unamortized debt discount and issuance costs, respectively	(21,187)	(37,668)
Long-term debt	$—	$91,614

For the three months ended September 30, 2023 and 2022, the total interest expense for exchangeable senior notes was $574 and $3,564, respectively, with coupon interest expense of $238 and $1,646 for each period, respectively, and the amortization of debt issuance costs and debt discount, totaling $336 and $1,918 for each period, respectively.

For the nine months ended September 30, 2023 and 2022, the total interest expense for exchangeable senior notes was $6,128 and $9,087, respectively, with coupon interest expense of $3,332 and $4,852 for each period, respectively, and the amortization of debt issuance costs and debt discount of $2,796 and $4,147 for each period, respectively.

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

The October 2023 Notes were exchangeable at the option of the holders at an initial exchange rate of 92.6956 ADSs per $1 principal amount of October 2023 Notes, which was equivalent to an initial exchange price of approximately $10.79 per ADS. Such an initial exchange price represented a premium of approximately 20% to the $8.99 per ADS closing price on The Nasdaq Global Market on February 13, 2018. Upon the exchange of the October 2023 Notes, the Issuer paid a combination of cash and ADSs at the Issuer’s election.

The Company had the option to redeem for cash all of the October 2023 Notes if the last reported sale price (as defined by the indenture) of the ADSs was at least 130% of the Exchange Price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period ending on, and including, the trading day immediately preceding the date on which the Company provided notice to redeem the October 2023 Notes.

Over the course of April 3 and April 4, 2023, the Issuer completed an exchange of $96,188 of its $117,375 October 2023 Notes for $106,268 of new April 2027 Notes. The remaining $21,187 aggregate principal amount of the October 2023 Notes matured on October 2, 2023. The Issuer settled, with a combination of cash and ADSs, the remaining $21,187 aggregate principal amount of the October 2023 Notes in October 2023. The aggregate amount of cash and ADSs delivered to holders for the October 2023 Notes and accrued and unpaid interest was $21,641 and 408 ADSs, respectively.

April 2027 Notes

The Company accounted for the exchange of the October 2023 Notes for the April 2027 Notes as an extinguishment of $96,188 of its October 2023 Notes. The Company recorded a loss on the extinguishment of $13,129 as a result of the exchange.

On June 26, 2023 and in accordance with the terms of the Indenture the Company completed the Mandatory Exchange of $106,268 of aggregate principal amount of the April 2027 Notes, which represents all of the April 2027 Notes outstanding under the Indenture. The Mandatory Exchange consideration per one thousand dollars of principal Notes exchanged consisted of 116.1846 of ADSs representing a corresponding number of the Company’s ordinary shares, nominal value $0.01 per share, plus accrued and unpaid interest thereon. The aggregate amount of ADSs and cash in respect of accrued and unpaid interest delivered to holders of Notes in the Mandatory Exchange was 12,347 ADSs and $1,470, respectively.

NOTE 7: Royalty Financing Obligation

On March 29, 2023, the Company and Avadel CNS entered into the RPA with RTW that could provide the Company up to $75,000 of royalty financing in two tranches. The first tranche of $30,000 became available upon satisfaction of certain conditions which included the Company’s first shipment of LUMRYZ. The second tranche is available to use, at the Company’s election, if it achieves quarterly net revenue of $25,000 by the quarter ending June 30, 2024. The second tranche expires if the Company does not elect to use it by August 31, 2024.

On August 1, 2023, the Company received the first tranche of $30,000. As a result of receiving the first tranche, the Company is required to make quarterly royalty payments calculated as 3.75% of worldwide net product revenue of LUMRYZ, up to a total payback of $75,000.

The RPA is recorded as a royalty financing obligation on the unaudited condensed consolidated balance sheet based on the Company’s evaluation of the terms of the RPA. The accounts receivable and inventory balances of LUMRYZ are pledged as collateral for the RPA. There are no subjective acceleration clauses or provisions, and there are no covenants in violation or other clauses that would cause the full amount of the royalty financing obligation to be callable. As such, the RPA is recorded as a long-term obligation on the unaudited condensed consolidated balance sheet.

The Company imputes interest using the effective interest method and records interest expense based on the unamortized royalty financing obligation. The Company’s estimate of the interest rate under the RPA is based primarily on forecasted net revenue and the calculated amounts and timing of net royalty payments to reach the total payback of $75,000. As of September 30, 2023 the effective interest rate is estimated as 28.1%. The Company will account for changes in the imputed interest rate resulting from changes in forecasted net product revenue using the prospective method.

The following table shows the activity within the royalty financing obligation account for the period ended September 30, 2023.

Royalty Financing Obligation:	September 30, 2023
Royalty financing obligation – beginning balance	$—
Receipt of the first tranche of the royalty financing obligation	30,000
Accretion of imputed interest expense on royalty financing obligation	1,404
Royalty financing obligation – ending balance	31,404
Less: royalty payable to RTW classified within accrued expenses	253
Royalty financing obligation, non-current	$31,151

The accretion of imputed interest expense is reflected as interest expense in the unaudited condensed consolidated statements of loss.

NOTE 8: Income Taxes

The income tax provision was $89 for the three months ended September 30, 2023, resulting in an effective tax rate of (0.2)%. The income tax provision was $70 for the three months ended September 30, 2022 resulting in an effective tax rate of (0.3)%.

The income tax benefit was $401 for the nine months ended September 30, 2023, resulting in an effective tax rate of 0.3%. The income tax provision was $25,940 for the nine months ended September 30, 2022 resulting in an effective tax rate of (30.9)%. The change in the effective income tax rate for the nine months ended September 30, 2023, as compared to the prior period in 2022, is primarily driven by the valuation allowances recorded against net deferred tax assets established in the second quarter of 2022.

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

NOTE 9: Other Assets and Liabilities

Various other assets and liabilities are summarized as follows:

Prepaid Expenses and Other Current Assets:	September 30, 2023	December 31, 2022

Prepaid and other expenses	$5,504	$1,523
Other	779	504
Income tax receivable	69	69
Total	$6,352	$2,096

Other Non-Current Assets:	September 30, 2023	December 31, 2022

Right of use assets at contract manufacturing organizations, net	$9,804	$10,686
Other	344	636
Total	$10,148	$11,322

Accrued Expenses:	September 30, 2023	December 31, 2022

Accrued professional fees	$10,092	$4,040
Accrued compensation	6,068	1,613
Reserves for variable consideration	1,347	—
Royalty payable to RTW	253	—
Accrued outsource contract costs	197	1,208
Accrued restructuring	—	473
Total	$17,957	$7,334

Other Current Liabilities:	September 30, 2023	December 31, 2022

Accrued interest	$462	$1,649
Other	269	292
Total	$731	$1,941

Other Non-Current Liabilities:	September 30, 2023	December 31, 2022

Tax liabilities	$5,508	$5,246
Other	310	497
Total	$5,818	$5,743

NOTE 10: Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted average number of shares outstanding during each period. Diluted net loss per share is calculated by dividing net loss - diluted by the diluted number of shares outstanding during each period. Except where the result would be anti-dilutive to net loss, diluted net loss per share would be calculated assuming the impact of the conversion of the February 2023 Notes and the October 2023 Notes ( the “2023 Notes”), the conversion of the Company’s preferred shares, the exercise of outstanding equity compensation awards, and ordinary shares expected to be issued under the Company’s Employee Share Purchase Plan (“ESPP”).

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

A reconciliation of basic and diluted net loss per share, together with the related shares outstanding, in thousands, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Loss Per Share:	2023	2022	2023	2022

Net loss	$(36,274)	$(20,146)	$(131,490)	$(110,014)

Weighted average shares:
Basic shares	89,380	60,201	76,931	59,359
Effect of dilutive securities—employee and director equity awards outstanding, preferred shares and 2023 Notes	—	—	—	—
Diluted shares	89,380	60,201	76,931	59,359

Net loss per share - basic	$(0.41)	$(0.33)	$(1.71)	$(1.85)
Net loss per share - diluted	$(0.41)	$(0.33)	$(1.71)	$(1.85)

Potential ordinary shares of 2,509 and 18,722 were excluded from the calculation of weighted average shares for the three months ended September 30, 2023 and 2022, respectively, and potential ordinary shares of 5,336 and 18,925 were excluded from the calculation of weighted average shares for the nine months ended September 30, 2023 and 2022 because their effect was considered to be anti-dilutive. For the three and nine months ended September 30, 2023 and 2022, the effects of dilutive securities were entirely excluded from the calculation of net loss per share as a net loss was reported in these periods.

NOTE 11: Comprehensive Loss

The following table shows the components of accumulated other comprehensive loss for the three and nine months ended September 30, 2023 and 2022, respectively, net of tax effects:

	Three Months Ended September 30,		Nine Months Ended September 30,
Accumulated Other Comprehensive Loss:	2023	2022	2023	2022

Foreign currency translation adjustment:
Beginning balance	$(24,269)	$(24,697)	$(24,452)	$(23,855)
Net other comprehensive loss	(303)	(647)	(120)	(1,489)
Balance at September 30,	$(24,572)	$(25,344)	$(24,572)	$(25,344)

Unrealized loss on marketable debt securities, net
Beginning balance	$(1,674)	$(1,631)	$(1,890)	$(85)
Net other comprehensive income (loss), net of income tax expense of $0, $0, $0 and $0, respectively	295	(934)	511	(2,480)
Balance at September 30,	$(1,379)	$(2,565)	$(1,379)	$(2,565)
Accumulated other comprehensive loss at September 30,	$(25,951)	$(27,909)	$(25,951)	$(27,909)

The effect on the Company’s unaudited condensed consolidated financial statements of amounts reclassified out of accumulated other comprehensive loss was immaterial for all periods presented.

NOTE 12: Commitments and Contingencies

Litigation

The Company is subject to potential liabilities generally incidental to its business arising out of present and future lawsuits and claims related to product liability, personal injury, contract, commercial, intellectual property, tax, employment, compliance and other matters that arise in the ordinary course of business. The Company accrues for potential liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. At September 30, 2023 and December 31, 2022, there were no contingent liabilities with respect to any litigation, arbitration or administrative or other proceeding that are reasonably likely to have a material adverse effect on the Company’s consolidated financial position, results of operations, cash flows or liquidity.

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

On March 15, 2023, the parties submitted a Stipulation and Proposed Order Modifying the Case Schedule to accommodate additional claim construction proceedings. That stipulation remains pending before the Court. On April 26, 2023, the parties filed their Supplemental Joint Claim Construction Brief.

On July 3, 2023, the Court issued a modified scheduling order establishing a new trial date of February 26, 2024.

On July 21, 2023, in response to a Court order, the parties submitted a Stipulation and Proposed Order Modifying the Case Schedule with an updated proposed schedule to accommodate additional claim construction proceedings. On August 4, 2023, the Court entered a modified version of the parties’ proposed schedule, which was revised on August 28, 2023. The parties’ Second Supplemental Joint Claim Construction Brief was filed on October 10, 2023, and a Markman hearing regarding the disputed terms occurred on November 1, 2023.

On August 15, 2023, Avadel renewed its request to consolidate this litigation with the litigation described in the Avadel Complaint below.

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

On June 29, 2023, Jazz filed a Motion to Stay the case, pending resolution of its Motion to Dismiss. Briefing on that Motion to Stay closed on August 10, 2023.

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

On February 2, 2023, the Court held a hearing on Jazz’s Motion for Judgment on the Pleadings.

On July 18, 2023, the Court denied Jazz’s Motion for Judgment on the Pleadings.

On August 15, 2023, the parties submitted competing proposed scheduling orders, and Avadel requested consolidation with the above First Jazz Complaint litigation. That request for consolidation was denied on November 3, 2023.

Jazz’s Administrative Procedure Act Complaint

On June 22, 2023, Jazz filed an Administrative Procedure Act suit against the FDA, the U.S. Department of Health and Human Services, the Secretary of Health and Human Services and the Commissioner of Food and Drugs (the “Federal Defendants”) in the United States District Court for the District of Columbia (the “DC Court”) related to the NDA for LUMRYZ. This suit alleges that the FDA’s approval of LUMRYZ was an unlawful agency action and asks the DC Court to set aside FDA’s approval of LUMRYZ. On June 28, 2023, the DC Court granted Avadel CNS’s unopposed motion to intervene in the case to defend the FDA’s decision. On August 14, 2023, the Court entered a scheduling order establishing timing for litigation events including early summary judgment briefing closing December 22, 2023. On September 22, 2023, Jazz filed its Motion for Summary Judgment. On October 20, 2023, FDA and Avadel filed their Cross Motions for Summary Judgment.

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

Deerfield Guarantee

In connection with the Company’s February 2018 divestiture of its pediatric assets, including four pediatric commercial stage assets – Karbinal™ ER, Cefaclor, Flexichamber™ and AcipHex® Sprinkle™ (“FSC products”), to Cerecor, Inc. (“Cerecor”), the Company guaranteed to Deerfield a quarterly royalty payment of 15% on net sales of the FSC products through February 6, 2026 (“FSC Product Royalties”), in an aggregate amount of up to approximately $10,300. Given the Company’s explicit guarantee to Deerfield, the Company recorded the guarantee in accordance with ASC 460. The balance of this guarantee liability was $570 at September 30, 2023. This liability is being amortized proportionately based on undiscounted cash outflows through the remainder of the contract with Deerfield.

Armistice Guarantee

In connection with the Company’s February 2018 divestiture of the pediatric assets, Armistice Capital Master Fund, Ltd., the majority shareholder of Cerecor, guaranteed to the Company the FSC Product Royalties. The Company recorded the guarantee in accordance with ASC 460. The balance of this guarantee asset was $564 at September 30, 2023. This asset is being amortized proportionately based on undiscounted cash outflows through the remainder of the contract with Deerfield noted above.

NOTE 13: Subsequent Events

The Issuer settled, with a combination of cash and ADSs, the remaining $21,187 aggregate principal amount of the October 2023 Notes in October 2023. The aggregate amount of cash and ADSs delivered to holders for the October 2023 Notes and accrued and unpaid interest was $21,641 and 408 ADSs, respectively.

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

Fifteen LUMRYZ-related U.S. patents have been issued having expiration dates spanning from mid-2037 to early-2042, and there are additional patent applications currently in development and/or pending at the U.S. Patent and Trademark Office (“USPTO”), as well as foreign patent offices.

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

Additionally, our open-label extension (“OLE”)/switch study of LUMRYZ as a potential treatment for cataplexy or EDS in patients with narcolepsy (“RESTORE”) is examining the long-term safety and maintenance of efficacy of LUMRYZ in patients with narcolepsy who participated in the REST-ON study, as well as dosing and preference data for patients switching from twice-nightly sodium oxybate to once-at-bedtime LUMRYZ, regardless of whether they participated in REST-ON. In May

2021, inclusion criteria were expanded to allow for oxybate naïve patients to enter the study. An interim safety analysis from the ongoing RESTORE study showed that LUMRYZ has generally been well-tolerated, with some patients receiving therapy for more than 18 months. In addition, interim data from RESTORE were presented demonstrating that a high proportion of patients switching from twice-nightly sodium oxybate formulations had difficulty in taking the second dose, with a high proportion (92.5%) stating a preference for the once-at-bedtime dosing regimen and that most participants switching from twice-nightly sodium oxybate formulations had a stable dose equal to their starting dose. Subsequent interim data showed a preference (94.0%) for the once-nightly dosing regimen.

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

•Generics Playing a Larger Role in Healthcare: Generic pharmaceutical products will continue to play a large role in the U.S. healthcare system. LUMRYZ may face competition from manufacturers of generic twice-nightly sodium oxybate formulations. In January 2023, Hikma Pharmaceuticals plc, announced that it launched an authorized generic version of Jazz Pharmaceuticals plc’s (“Jazz”) Xyrem (sodium oxybate). In July 2023, Amneal Pharmaceuticals, Inc. announced that it launched an authorized generic version of Jazz’s Xyrem (sodium oxybate).

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

Financial Highlights

Highlights of our consolidated results for the three and nine months ended September 30, 2023 are as follows:

•Net product revenue was $7,014 and $8,510 during the three and nine months ended September 30, 2023. LUMRYZ was approved by the FDA on May 1, 2023 and we began shipping product to our customers in June 2023.

•Operating loss was $35,110 and $112,949 for the three and nine months ended September 30, 2023, respectively, compared to operating loss of $16,960 and $75,523 for the three and nine months ended September 30, 2022, respectively. Selling, general and administrative expenses increased $25,062 and $52,869 during the three and nine months ended September 30, 2023, respectively, compared to the three and nine months ended September 30, 2022, driven by increased headcount and costs associated with the commercial launch of LUMRYZ and higher legal fees. Research and development expenses decreased $3,563 during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily driven by lower active pharmaceutical ingredients (“API”) expenses of $3,600. We began capitalizing API purchases to inventory in May 2023 upon FDA approval of LUMRYZ and prior to FDA approval API purchases were recorded as research and development expense.

•Net loss was $36,274 and $131,490 for the three and nine months ended September 30, 2023, respectively, compared to net loss of $20,146 and $110,014 in the same periods last year, respectively.

•Diluted net loss per share was $0.41 and $1.71 for the three and nine months ended September 30, 2023, respectively, compared to diluted net loss per share of $0.33 and $1.85 in the same period last year, respectively.

•Cash, cash equivalents and marketable securities increased $56,680 to $153,179 at September 30, 2023, from $96,499 at December 31, 2022. The increase in cash during the nine months ended September 30, 2023 was driven primarily by net proceeds of $134,149 received in exchange for issuing 12,205 ordinary shares and 4,706 Series B Preferred Shares in the April 3, 2023 public offering, proceeds of $30,000 received for the first tranche of the royalty purchase agreement, net proceeds of $11,913 from the sale of ADSs through the ATM Program and $2,241 of proceeds from stock option exercises and employee share purchase plan issuances, offset by cash used in operating activities of $100,482, payments for the February 2023 Notes of $17,500 and debt issuance costs of $4,357.

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

Our significant accounting policies are described in Note 1 of the audited consolidated financial statements included in our Annual Report Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). We identified additional significant accounting policies as described in Note 1 of our unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q. The SEC suggests companies provide additional disclosure on those accounting policies considered most critical. The SEC considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgments and estimates on the part of management in its application. Our estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. We have identified the following to be a critical accounting estimate because it had a material impact, or it has the potential to have a material impact, on our consolidated financial statements and because it requires us to make significant judgments, assumptions or estimates.

Revenue. We sell products to specialty pharmacies and consider those specialty pharmacies to be our customers. Under ASC 606, revenue from product sales is recognized when the customer obtains control of the product, which occurs typically upon receipt by the customer. Our gross product sales are subject to a variety of price adjustments to arrive at reported net product revenue. These adjustments include estimates of payment discounts, specialty pharmacy fees, patient financial assistance programs, rebates and product returns and are estimated based on contractual arrangements, historical trends, expected utilization of such products and other judgments and analysis.

Product Sales

Revenue from product sales are recognized when the customer obtains control of our product and our performance obligations are met, which occurs typically upon receipt of delivery to the customer. As is customary in the pharmaceutical industry, our gross product sales are subject to a variety of price adjustments in arriving at reported net product revenue. These adjustments include estimates of payment discounts, specialty pharmacy fees, patient financial assistance programs, rebates and product returns and are estimated based on contractual arrangements, historical trends, expected utilization of such products and other judgments and analysis.

Reserves for Variable Consideration

Revenues from product sales are recorded at the estimated net selling price, which includes reserves for estimated variable consideration to reduce gross product sales to net product revenue resulting from payment discounts, specialty pharmacy fees, patient financial assistance programs, rebates and product returns. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable if the amount is payable to the customer. The reserves are classified as a liability if the amount is payable to a party other than a customer. Where appropriate, these estimated reserves take into consideration relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data, historical trends, current and expected patient demand and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates to reduce gross selling price to net selling price. The actual net selling price ultimately may differ from our estimates.

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

Patient Assistance Programs

We offer certain patient assistance programs. We have multiple programs to assist patients, including patient financial assistance programs. We estimate a reserve for these patient financial assistance programs primarily based on expected utilization by patients. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of gross product sales.

Rebates

Rebates represent the estimated obligations resulting from agreements with payors. We estimate a reserve for rebates based on contractual rates and estimates regarding our expectations of future utilization rates. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of gross product sales.

Product Returns

We maintain a returns policy that offers customers a right to return product within a defined period before and after the expiration date of that product. We record the estimate of product returns as a reduction of gross product sales in the period the related product revenue was recognized.

Except as set forth above, there have been no material changes in our critical accounting estimates from those disclosed in the “Critical Accounting Estimates” section of the Management’s Discussion & Analysis in our 2022 Form 10-K filed with the SEC on March 29, 2023.

Results of Operations

The following is a summary of our financial results (in thousands, except per share amounts) for the three months ended September 30, 2023 and 2022, respectively:

	Three Months Ended September 30,		Change
			2023 vs. 2022
Comparative Statements of Loss	2023	2022	$	%

Net product revenue	$7,014	$—	$7,014	n/a
Cost of products sold	117	—	117	n/a
Gross profit	6,897	—	6,897
Operating expenses:
Research and development expenses	2,849	2,933	(84)	(2.9)%
Selling, general and administrative expenses	39,158	14,096	25,062	177.8%
Restructuring income	—	(69)	69	(100.0)%
Total operating expense	42,007	16,960	25,047	147.7%
Operating loss	(35,110)	(16,960)	(18,150)	(107.0)%
Investment and other income, net	903	448	455	101.6%
Interest expense	(1,978)	(3,564)	1,586	44.5%
Loss on extinguishment of debt	—	—	—	n/a
Loss before income taxes	(36,185)	(20,076)	(16,109)	(80.2)%
Income tax provision	89	70	19	(27.1)%
Net loss	$(36,274)	$(20,146)	$(16,128)	(80.1)%
Net loss per share - diluted	$(0.41)	$(0.33)	$(0.08)	(24.2)%

The following is a summary of our financial results (in thousands, except per share amounts) for the nine months ended September 30, 2023 and 2022, respectively:

	Nine Months Ended September 30,		Change
			2023 vs. 2022
Comparative Statements of Loss	2023	2022	$	%

Net product revenue	$8,510	$—	$8,510	n/a
Cost of products sold	153	—	153	n/a
Gross profit	8,357	—	8,357	n/a
Operating expenses:
Research and development expenses	10,902	14,465	(3,563)	(24.6)%
Selling, general and administrative expenses	110,404	57,535	52,869	91.9%
Restructuring expense	—	3,523	(3,523)	(100.0)%
Total operating expense	121,306	75,523	45,783	60.6%
Operating loss	(112,949)	(75,523)	(37,426)	(49.6)%
Investment and other income, net	1,719	536	1,183	220.7%
Interest expense	(7,532)	(9,087)	1,555	17.1%
Loss on extinguishment of debt	(13,129)	—	(13,129)	n/a
Loss before income taxes	(131,891)	(84,074)	(47,817)	(56.9)%
Income tax (benefit) provision	(401)	25,940	(26,341)	101.5%
Net loss	$(131,490)	$(110,014)	$(21,476)	(19.5)%
Net loss per share - diluted	$(1.71)	$(1.85)	$0.14	7.6%

	Three Months Ended September 30,		Change
			2023 vs. 2022
Gross Profit:	2023	2022	$	%

Net product revenue	$7,014	$—	$7,014	n/a
Cost of products sold	117	—	117	n/a
Gross profit	$6,897	$—	$6,897	n/a
Gross profit as a percentage of net product revenue	98%	n/a	98%	n/a

Net product revenue was $7,014 during the three months ended September 30, 2023. LUMRYZ was approved by the FDA on May 1, 2023 and we began shipping product to our customers in June 2023. Gross profit as a percentage of net product revenue was 98%, driven by the sale of inventory that was expensed as research and development prior to FDA approval.

	Nine Months Ended September 30,		Change
			2023 vs. 2022
Gross Profit:	2023	2022	$	%

Net product revenue	$8,510	$—	$8,510	n/a
Cost of products sold	153	—	153	n/a
Gross profit	$8,357	$—	$8,357	n/a
Gross profit as a percentage of net product revenue	98%	n/a	98%	n/a

Net product revenue was $8,510 during the nine months ended September 30, 2023. LUMRYZ was approved by the FDA on May 1, 2023 and we began shipping product to our customers in June 2023. Gross profit as a percentage of net product revenue was 98%, driven by the sale of inventory that was expensed as research and development prior to FDA approval.

	Nine Months Ended September 30,		Change
			2023 vs. 2022
Research and Development Expenses:	2023	2022	$	%

Research and development expenses	$10,902	$14,465	$(3,563)	(24.6)%

Research and development expenses decreased $3,563 or 24.6% during the nine months ended September 30, 2023 as compared to the same period in the prior year. This decrease was driven by lower API expenses of $3,600, the majority of which were purchased in the three months ended March 31, 2022. We began capitalizing API purchases to inventory in May 2023 upon FDA approval of LUMRYZ and prior to FDA approval API purchases were recorded as research and development expense.

	Three Months Ended September 30,		Change
			2023 vs. 2022
Selling, General and Administrative Expenses:	2023	2022	$	%

Selling, general and administrative expenses	$39,158	$14,096	$25,062	177.8%

Selling, general and administrative expenses increased $25,062 or 177.8% during the three months ended September 30, 2023 as compared to the same period in the prior year. This increase was driven by higher compensation costs of $7,600 due to increased headcount, higher marketing and market research activities of $6,400, higher costs associated with the commercial launch of LUMRYZ of $6,400, and higher legal fees of $3,300.

	Nine Months Ended September 30,		Change
			2023 vs. 2022
Selling, General and Administrative Expenses:	2023	2022	$	%

Selling, general and administrative expenses	$110,404	$57,535	$52,869	91.9%

Selling, general and administrative expenses increased $52,869 or 91.9% during the nine months ended September 30, 2023 as compared to the same period in the prior year. This increase was driven by higher costs associated with the commercial launch of LUMRYZ of $12,500, higher legal fees of $12,100, higher compensation costs of $11,200 due to increased headcount, and higher marketing and market research activities of $10,100. Selling, general, and administrative expense in the nine months ended September 30, 2023 includes a $7,800 cumulative adjustment for certain compensation awards tied to the achievement of performance conditions, which became probable in the period. We also incurred costs related to financing activities of approximately $1,300 in the current period.

In the prior period, we incurred costs of approximately $5,450 related to the exchange of $117,375 of our February 2023 Notes for a new series of October 2023 Notes that did not recur in the current period. In the prior period, we realized benefit from the reversal of approximately $2,300 of previously recorded compensation costs for employees affected by our 2022 corporate restructuring plan that was implemented in June 2022 and did not recur in the current period.

	Three Months Ended September 30,		Change
			2023 vs. 2022
Interest Expense:	2023	2022	$	%

Interest expense	$(1,978)	$(3,564)	$1,586	(44.5)%

Interest expense decreased $1,586 or 44.5% during the three months ended September 30, 2023 as compared to the same period in the prior year. This decrease was driven by a $3,000 decrease in amortization of debt discount and debt issuance costs as a result of the extinguishment of $96,188 of our October 2023 Notes, offset by $1,400 increase in interest expense for our royalty financing obligation. See Note 6: Long-term Debt and Note 7: Royalty Financing Obligation to our unaudited condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for further details.

	Nine Months Ended September 30,		Change
			2023 vs. 2022
Interest Expense:	2023	2022	$	%

Interest expense	$(7,532)	$(9,087)	$1,555	(17.1)%

Interest expense decreased $1,555 or 17.1% during the nine months ended September 30, 2023 as compared to the same period in the prior year. This decrease was driven by a $3,000 decrease in amortization of debt discount and debt issuance costs as a result of the extinguishment of $96,188 of our October 2023 Notes, offset by $1,400 increase in interest expense for our royalty financing obligation. See Note 6: Long-term Debt and Note 7: Royalty Financing Obligation to our unaudited condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for further details.

	Nine Months Ended September 30,		Change
			2023 vs. 2022
Loss on extinguishment of debt:	2023	2022	$	%

Loss on extinguishment of debt	$(13,129)	$—	$(13,129)	n/a

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

	Nine Months Ended September 30,		Change
			2023 vs. 2022
Income Tax (Benefit) Provision:	2023	2022	$	%

Income tax (benefit) provision	$(401)	$25,940	$(26,341)	101.5%
Percentage of loss before income taxes	0.3%	(30.9)%

The income tax benefit was $401 for the nine months ended September 30, 2023 resulting in an effective tax rate of 0.3%. The income tax provision was $25,940 for the nine months ended September 30, 2022 resulting in an effective tax rate of (30.9)%. The change in the effective tax rate for the nine months ended September 30, 2023 when compared to the same period in 2022 is primarily driven by the valuation allowances recorded against net deferred tax assets established in the second quarter of 2022.

Liquidity and Capital Resources

Our cash flows from operating, investing and financing activities, as reflected in the unaudited condensed consolidated statements of cash flows, are summarized in the following table:

	Nine Months Ended September 30,		Change
			2023 vs. 2022
Net cash (used in) provided by:	2023	2022	$	%

Operating activities	$(100,482)	$(54,938)	$(45,544)	(82.9)%
Investing activities	(78,021)	56,823	(134,844)	(237.3)%
Financing activities	156,446	7,921	148,525	1,875.1%

Operating Activities

Net cash used in operating activities was $100,482 and $54,938 for the nine months ended September 30, 2023 and 2022, respectively. Net cash used in operating activities for the nine months ended September 30, 2023 was driven by net loss of $131,490, offset by favorable non-cash adjustments of $29,653 due to the loss on extinguishment of debt and share-based compensation expense, and favorable changes in working capital of $1,355 driven by an increase in accrued expenses offset by an increase in accounts receivable and inventory. For the nine months ended September 30, 2022, net cash used in operating activities was driven by net loss of $110,014 partially offset by favorable non-cash adjustments of $37,562 and favorable changes in working capital of $17,514.

Investing Activities

Net cash used in investing activities was $78,021 for the nine months ended September 30, 2023. Net cash provided by investing activities was $56,823 for the nine months ended September 30, 2022. Net cash used in investing activities for the nine months ended September 30, 2023 was due to net purchases of marketable securities over proceeds received from the excess of sales of $78,021 as a result of investing the proceeds of our financing activities. Net cash provided by investing activities for the nine months ended September 30, 2022 was due to net proceeds received from the excess of sales over purchases of marketable securities of $57,539.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2023 of $156,446 was a result of net proceeds of $134,149 received in exchange for issuing 12,205 ordinary shares and 4,706 Series B Preferred Shares in the April 3, 2023 public offering, proceeds of $30,000 received for the first tranche of the RPA, net proceeds of $11,913 from the sale of ADSs through the ATM Program and $2,241 of proceeds from stock option exercises and employee share purchase plan issuances, offset by payments for the February 2023 Notes of $17,500 and debt issuance costs of $4,357. Net cash provided by financing activities for the nine months ended September 30, 2022 of $7,921 was a result of net proceeds of $10,532 from the sale of ADSs through the ATM Program and $2,192 of proceeds from stock option exercises and employee share purchase plan issuances, offset by the payment of $4,803 of debt issuance fees associated with the completed exchange of $117,375 of its February 2023 Notes for a new series of its Exchangeable Senior Notes due October 2, 2023.

Risk Management

The adequacy of our cash resources depends on the outcome of certain business conditions including the cost of our LUMRYZ commercial launch plans, our cost structure, and other factors set forth in “Risk Factors” within Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on March 29, 2023. To support the LUMRYZ commercialization activities we will need to commit substantial resources, which could result in future losses or otherwise limit our opportunities or affect our ability to operate our business. Our assumptions concerning the outcome of certain business conditions may prove to be wrong or other factors may adversely affect our business, and as a result we could exhaust or significantly decrease our available cash and marketable securities balances which could, among other things, force us to raise additional funds and/or force us to reduce our expenses, either of which could have a material adverse effect on our business. Additionally, we are unable to estimate the near or long term impacts of COVID-19, inflation, and rising interest rates, which may have a material adverse impact on our business.

We believe our existing cash, cash equivalents and marketable securities provides sufficient capital to meet our operating, debt service and capital requirements for the next twelve months following the date of this Quarterly Report.

Other Matters

Litigation

We are subject to potential liabilities generally incidental to our business arising out of present and future lawsuits and claims related to product liability, personal injury, contract, commercial, intellectual property, tax, employment, compliance and other matters that arise in the ordinary course of business. We accrue for potential liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. At September 30, 2023 and December 31, 2022, there were no contingent liabilities with respect to any litigation, arbitration or administrative or other proceeding that are reasonably likely to have a material adverse effect on our consolidated financial position, results of operations, cash flows or liquidity. For information regarding legal proceedings we are involved in, see Note 12: Commitments and Contingencies - Litigation to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Foreign Exchange Risk

We are exposed to foreign currency exchange risk as the functional currency financial statements of a non-U.S. subsidiary is translated to U.S. dollars. The assets and liabilities of this non-U.S. subsidiary having a functional currency other than the U.S. dollar is translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and at the average exchange rate for the reporting period for revenue and expense accounts. The cumulative foreign currency translation adjustment is recorded as a component of accumulated other comprehensive loss in shareholders’ equity (deficit). The reported results of this non-U.S. subsidiary will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. Our primary currency translation exposure is related to one subsidiary that has functional currencies denominated in euro. A 10% strengthening/weakening in the rates used to translate the results of our non-U.S. subsidiaries that have functional currencies denominated in euro as of September 30, 2023 would have had an immaterial impact on net loss for the three and nine months ended September 30, 2023.

Transactional exposure arises where transactions occur in currencies other than the functional currency. Transactions in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction. The resulting monetary assets and liabilities are translated into the appropriate functional currency at exchange rates prevailing at the balance sheet date and the resulting gains and losses are reported in investment and other income, net in the consolidated statements of loss. As of September 30, 2023, our primary exposure is to transaction risk related to euro net monetary assets and liabilities held by subsidiaries with a U.S. dollar functional currency. Realized and unrealized foreign exchange gains resulting from transactional exposure were immaterial for the three and nine months ended September 30, 2023.

Inflation Risk

Inflation generally affects us by increasing our costs of labor and supplies and the costs of our third parties we rely on for the development, manufacture and supply of our products. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2023. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the near future (especially if inflation rates continue to rise) due to an impact on the costs to conduct clinical trials, the costs to commercially launch LUMRYZ, labor costs we incur to attract and retain qualified personnel, and other operational costs. Inflationary costs could adversely affect our business, financial condition and results of operations.

ITEM 4.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2023.

Other Changes in Internal Controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or 15d-15 that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS.

The information contained in Note 12: Commitments and Contingencies - Litigation to the Company’s unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference herein.

ITEM 1A.    RISK FACTORS.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 29, 2023.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.    OTHER INFORMATION.

During the three months ended September 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6.    EXHIBITS.

Exhibit No.	Description

10.1‡
Amendment to the Avadel Pharmaceuticals plc 2020 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-37977) filed with the SEC on August 3, 2023).

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

AVADEL PHARMACEUTICALS PLC
(Registrant)

Date: November 8, 2023	By:	/s/ Gregory J. Divis
Gregory J. Divis
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: November 8, 2023	By:	/s/ Thomas S. McHugh
Thomas S. McHugh
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)