Form 10-K
period 2023-12-31
AVADEL PHARMACEUTICALS PLC
filed 2024-02-29
CIK 1012477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ☒     No  ☐

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,459,121,731 based on the closing sale price of the registrant’s American Depositary Shares as reported by the Nasdaq Global Market on June 30, 2023. Such market value excludes 781,680 ordinary shares, $0.01 per share nominal value, which may be represented by the registrant’s American Depositary Shares, held by each officer and director and by shareholders that the registrant concluded were affiliates of the registrant on that date. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

The number of the registrant’s ordinary shares, $0.01 per share nominal value, outstanding as of February 26, 2024 was 90,576,998.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of either (a) a definitive proxy statement involving the election of directors or (b) an amendment to this Form 10-K, either of which will be filed within 120 days after December 31, 2023, are incorporated by reference into Part III of this Form 10-K.

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous material and other risks and uncertainties, including those described in Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K. The principal risks and uncertainties affecting our business include the following:

•Our business depends heavily on our ability to successfully commercialize LUMRYZ, our lead product, in the United States (“U.S.”) and in other jurisdictions where we may obtain marketing approval. There is no assurance that our commercialization efforts with respect to LUMRYZ will be successful or that we will be able to generate revenues at the levels or on the timing we expect, or at levels or on the timing necessary to support our goals.
•Coverage and reimbursement may be limited or unavailable in certain market segments for LUMRYZ or any future products, if approved, which could make it difficult for us to sell LUMRYZ or any future products profitably.
•LUMRYZ may not maintain regulatory exclusivities, including orphan drug exclusivity, or the benefits of such exclusivities, which may adversely affect the sales of the product.
•LUMRYZ is subject to ongoing enforcement of post-marketing requirements and we could be subject to substantial penalties, including withdrawal of LUMRYZ from the market, if we fail to comply with all regulatory requirements. In addition, the terms of the marketing approval of LUMRYZ and ongoing regulation of our product may limit how we manufacture and market LUMRYZ and compliance with such requirements may involve substantial resources, which could materially impair our ability to generate revenue.
•We incurred a net loss in 2023 and may incur a net loss in 2024; if we are not able to achieve profitability in the future, the value of our shares may fall.
•We may require additional financing, which may not be available on favorable terms or at all, and which may result in dilution of the equity interest of the holders of ordinary shares and American Depositary Shares (“ADSs”).
•The distribution and sales of LUMRYZ are subject to significant regulatory restrictions, including the requirements of a Risk Evaluation and Mitigation Strategy (“REMS”) and safety reporting requirements, and these regulatory requirements subject us to risks and uncertainties, any of which could negatively impact sales of LUMRYZ.
•Disruptions at the U.S. Food and Drug Administration (“FDA”), the U.S. Drug Enforcement Administration and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
•We rely, and intend to continue to rely, on a limited number of providers for the manufacture and supply of LUMRYZ, and if we experience problems with those suppliers, or they fail to comply with applicable regulatory requirements or to supply sufficient quantities at acceptable quality levels or prices, or at all, our business would be materially and adversely affected.
•If we cannot adequately protect our intellectual property and proprietary information, we may be unable to effectively compete.
•If we are unable to maintain effective sales, marketing and distribution capabilities, or maintain agreements with third parties to market, sell and distribute LUMRYZ, our business, results of operations, financial condition and prospects will be materially and adversely affected.
•We cannot be certain that any product candidates will receive marketing approval. Without marketing approval, we will not be able to commercialize any product candidates.
•We may become involved in lawsuits to protect our products and/or enforce our patents or other intellectual property, which could be expensive, time consuming and/or unsuccessful.
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

This Annual Report on Form 10-K contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•Our ability to successfully commercialize LUMRYZ (sodium oxybate) in the U.S. for the treatment of cataplexy or excessive daytime sleepiness (“EDS”) in adults with narcolepsy;
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
•The potential impacts of inflation and rising interest rates on our business and future operating results;
•Our ability to hire and retain key members of our leadership team and other personnel;
•The potential impacts due to global political instability and conflicts, such as terrorism, civil unrest, war and natural disasters in foreign countries on our business, financial condition and results of operations; and
•Competition existing today or that may arise in the future.

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

NOTE REGARDING TRADEMARKS

We own various trademark registrations and applications, and unregistered trademarks, including, but not limited to, AVADELTM, LUMRYZTM and RYZUPTM. Trade names, trademarks and service marks of other companies appearing in this Annual Report are the property of their respective holders. Solely for convenience, the trademarks and trade names in this Annual Report may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend to use or display other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

From time to time, we may use our website, LinkedIn or our X, formerly known as Twitter, account (@AvadelPharma) to distribute material information. Our financial and other material information is routinely posted to and accessible on the Investors section of our website, available at www.avadel.com. Investors are encouraged to review the Investors section of our website because we may post material information on that site that is not otherwise disseminated by us. Information that is contained in and can be accessed through our website, our LinkedIn posts or our Twitter posts are not incorporated into, and does not form a part of, this Annual Report.

PART I
Item 1.        Business.
(Dollar amounts in thousands, except per-share amounts and as otherwise noted)
General Overview

Avadel Pharmaceuticals plc (Nasdaq: AVDL) (“Avadel,” the “Company,” “we,” “our,” or “us”) is a biopharmaceutical company. LUMRYZ is an extended-release formulation of sodium oxybate indicated to be taken once at bedtime for the treatment of cataplexy or EDS in adults with narcolepsy.

As of the date of this Annual Report, LUMRYZ is the only commercialized product in our portfolio. We continue to evaluate opportunities to expand our product portfolio.

LUMRYZ

LUMRYZ was approved by the FDA on May 1, 2023 for the treatment of cataplexy or EDS in adults with narcolepsy. In approving LUMRYZ, the FDA required a REMS for LUMRYZ to help ensure that the benefits of the drug in the treatment of cataplexy and EDS in adults with narcolepsy outweigh the risks of serious adverse outcomes resulting from inappropriate prescribing, misuse, abuse, and diversion of the drug. Under this REMS, healthcare providers who prescribe the drug must be specially certified; pharmacies that dispense the drug must be specially certified; and the drug must be dispensed only to patients who have enrolled in the LUMRYZ REMS and completed all REMS requirements including documentation of safe use conditions, among other requirements. Additionally, with its approval, the FDA also granted seven years of orphan drug exclusivity to LUMRYZ for the treatment of cataplexy or EDS in adults with narcolepsy due to a finding of clinical superiority of LUMRYZ relative to currently marketed oxybate treatments. In particular, the FDA found that LUMRYZ makes a major contribution to patient care over currently marketed, twice-nightly oxybate treatments by providing a once-nightly dosing regimen that avoids nocturnal arousal to take a second dose. The orphan exclusivity will continue until May 1, 2030. In June 2023, we announced the U.S. commercial launch of LUMRYZ for the treatment of cataplexy or EDS in adults living with narcolepsy.

Numerous LUMRYZ-related U.S. patents have been issued having expiration dates spanning from mid-2037 to early-2042, and there are additional patent applications currently in development and/or pending at the U.S. Patent and Trademark Office (“USPTO”), as well as foreign patent offices. We currently have numerous Orange Book listed patents.

We submitted a Supplemental New Drug Application (“sNDA”) for LUMRYZ in the pediatric narcolepsy population in November 2023. The sNDA was accepted by the FDA in January 2024 and an approval decision is expected in September 2024.

With respect to clinical data generated for LUMRYZ, we conducted a Phase 3 clinical trial of LUMRYZ (the “REST-ON trial”), which was a randomized, double-blind, placebo-controlled study that enrolled 212 patients who received at least one dose of LUMRYZ or placebo, and was conducted in clinical sites in the U.S., Canada, Western Europe and Australia. Positive top line data from the REST-ON trial were announced on April 27, 2020.

Additionally, our open-label extension/switch study of LUMRYZ (“RESTORE”) examined the long-term safety and maintenance of efficacy of LUMRYZ in patients with narcolepsy who participated in the REST-ON trial, as well as dosing and preference data for patients who switched from twice-nightly sodium oxybate to once-at-bedtime LUMRYZ, regardless of whether they participated in the REST-ON trial. In May 2021, inclusion criteria were expanded to allow for oxybate naïve patients to enter the study. An interim safety analysis from the ongoing RESTORE study showed that LUMRYZ has generally been well-tolerated, with some patients receiving therapy for more than 18 months. In addition, interim data from RESTORE were presented demonstrating that a high proportion of patients switching from twice-nightly oxybate formulations had difficulty in taking the second dose, with a high proportion (92.5%) stating a preference for the once-at-bedtime dosing regimen and that most participants switching from twice-nightly oxybate formulations had a stable dose equal to their starting dose. Subsequent interim data showed a preference (94.0%) for the once-at-bedtime dosing regimen. The last patient visit occurred in October 2023.

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

Additional peer-reviewed publications have included data on improvement on disturbed nocturnal sleep (“DNS”), the first DCE and a Plain Language Summary reviewing sodium oxybate and cardiovascular health, which did not identify a signal of cardiovascular disease in the over twenty years that sodium oxybate has been available.

At the 2023 SLEEP meeting, additional LUMRYZ data, including post-hoc analyses from the pivotal REST-ON trial, interim data from the open-label RESTORE study and real-world evidence regarding sodium oxybate utilization and co-morbidities were presented. At the World Sleep meeting in October 2023, these data were presented as encores, along with new post-hoc analyses from the REST-ON trial showing additional clinical efficacy data for LUMRYZ.

A second DCE among clinicians was published in May 2023, showing the dosing regimen was the most important driver of choice, with once-nightly preferred. Post-hoc analyses of narcolepsy Type 1 (“NT1”) and Type 2 (“NT2”) were also published, demonstrating consistent improvements regardless of narcolepsy type. A third plain language summary has been published; most recently evaluated the improvements of LUMRYZ on DNS.

We believe LUMRYZ has the potential to demonstrate improved dosing compliance, safety, and patient satisfaction over other treatment options for cataplexy or EDS in patients with narcolepsy.

Our Drug Delivery Technologies

We own drug delivery technologies that address formulation challenges, potentially allowing the development of differentiated drug products for administration in various forms (e.g., capsules, tablets, sachets or liquid suspensions for oral use; or injectables for subcutaneous administration) that could be applied to a broad range of drugs.

A brief discussion of each of our drug delivery technologies is set forth below.

•MICROPUMP. Our MICROPUMP technology allows for the development of modified release solid, oral dosage formulations of drugs. A version of our MICROPUMP technology is being employed in LUMRYZ.

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

Competition

Competition in the pharmaceutical and biotechnology industry continues to be intense and is expected to increase. We compete with academic laboratories, research institutions, universities, joint ventures, and other pharmaceutical and biotechnology companies, including other companies who have approved, or who are developing, niche branded or generic specialty pharmaceutical products or drug delivery platforms. Furthermore, major technological changes can happen quickly in the pharmaceutical and biotechnology industries. Such rapid technological change, or the development by our competitors of technologically improved or differentiated products, could render our products, product candidates, or drug delivery platforms obsolete or noncompetitive.

LUMRYZ competes with twice-nightly oxybate formulations, as well as a number of daytime wake promoting agents including lisdexamfetamine, detroamphetamine, methylphenidate, amphetamine, modafinil, and armodafinil, which are widely prescribed, as well as solriamfetol and pitolisant. Generic pharmaceutical products will continue to play a large role in the U.S. healthcare system. LUMRYZ may face competition from manufacturers of generic twice-nightly oxybate formulations. In January 2023, Hikma Pharmaceuticals plc, announced that it launched an authorized generic version of Jazz Pharmaceuticals plc’s (“Jazz”) Xyrem (sodium oxybate). In July 2023, Amneal Pharmaceuticals, Inc. announced that it launched an authorized generic version of Jazz’s Xyrem (sodium oxybate).

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

Intellectual Property

Parts of our product pipeline and strategic alliances utilize our drug delivery platforms and related products of which certain features are the subject of patents or patent applications. We seek patent protection for our inventions and also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to maintain and develop competitive positions.

•Numerous LUMRYZ-related U.S. patents have been issued having expiration dates spanning from mid-2037 to early-2042, and there are additional patent applications currently in development and/or pending at the USPTO, as well as foreign patent offices.

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

Supplies and Manufacturing

We attempt to maintain multiple suppliers in order to mitigate the risk of shortfall and inability to supply market demand. For LUMRYZ, we currently rely on two suppliers for sourcing our active pharmaceutical ingredient (“API”).

The API in LUMRYZ, sodium oxybate, is a Schedule I controlled substance in the U.S., and the finished FDA-approved formulation of LUMRYZ is a Schedule III controlled substance in the U.S. per current federal regulations. As a result, LUMRYZ is subject to regulation by the U.S. Drug Enforcement Administration (“DEA”) under the Controlled Substances Act (“CSA”), and its manufacturing and distribution are highly restricted. Quotas from the DEA are required in order to manufacture both sodium oxybate and LUMRYZ in the U.S. Similar rules, restrictions and controls would apply to LUMRYZ in the event LUMRYZ is marketed outside of the U.S.

The API for LUMRYZ is currently manufactured by two source contract development and manufacturing organizations (“CDMOs”) in the U.S. The LUMRYZ drug product for commercial lots is manufactured by one source CDMO in the U.S. and one source CDMO outside of the U.S. We expect to continue to outsource the production of sodium oxybate and drug product for LUMRYZ to current good manufacturing practices (“cGMP”) -compliant, DEA- and FDA-audited CDMOs pursuant to supply agreements. We may establish supply relationships with additional CDMOs to manufacture API and/or LUMRYZ.

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

U.S. Drug Development

In the U.S., the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and its implementing regulations. Drugs are also subject to other federal, state, and local statutes and regulations. Drug candidates must be approved by the FDA through the New Drug Application (“NDA”) process before they may be legally marketed in the U.S. The process required by the FDA before a drug may be marketed in the U.S. generally involves the following:

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

•a determination by the FDA to file the NDA for review;

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

The data required to support an NDA are generated in two distinct development stages: preclinical and clinical. The preclinical development stage generally involves synthesizing the active component, developing the formulation, and determining the manufacturing process, as well as carrying out non-human toxicology, pharmacology, and drug metabolism studies in the laboratory, which support subsequent clinical testing. The conduct of the preclinical tests must comply with federal regulations, including GLPs. The sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature, and a proposed clinical protocol, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational drug product to humans. The central focus of an IND submission is on patient safety and the general investigational plan and the protocol(s) for human trials. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical trials and places the IND on clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. The FDA also may impose a partial clinical hold that would limit a trial, for example, to certain doses, for a certain length of time or to a certain number of subjects. The FDA may also impose clinical holds on a drug candidate at any time before or during clinical trials due to safety concerns or non-compliance. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that could cause the trial to be suspended or terminated.

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

Clinical trials are generally conducted in three sequential phases that may overlap or be combined, known as Phase 1, Phase 2, and Phase 3 trials. Phase 1 trials generally involve a small number of healthy volunteers who are initially exposed to a single dose and then multiple doses of the drug candidate. The primary purpose of these clinical trials is to assess the metabolism, pharmacologic action, side effects, tolerability, and safety of the drug. Phase 2 clinical trials typically involve studies in disease-affected patients to determine the dose required to produce the desired benefits. At the same time, safety and further pharmacokinetics and pharmacodynamics information is collected, as well as identification of possible adverse effects and safety risks and preliminary evaluation of efficacy. Phase 3 trials generally involve large numbers of patients at multiple sites (from several hundred to several thousand subjects) and are designed to provide the data necessary to demonstrate the efficacy of the drug for its intended use, its safety in use, and to establish the overall benefit/risk relationship of the drug and provide an adequate basis for physician labeling. The duration of treatment is often extended to mimic the actual use of a drug during marketing. Generally, two adequate and well-controlled Phase 3 trials are required by the FDA for approval of an NDA. Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA. Additionally, written IND safety reports must be submitted to both the FDA and the qualified investigators for serious and unexpected adverse reactions, any findings from other clinical studies, tests in laboratory animals, in vitro testing that suggests a significant risk for human subjects, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor's initial receipt of the information. Phase 1, Phase 2, and Phase 3 trials may not be completed successfully within any specified period, if at all. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries. Information about certain clinical trials, including clinical trial results, must be submitted within specific timeframes for publication on the www.clinicaltrials.gov website.

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

After the NDA submission is accepted for filing, the FDA reviews the NDA to determine, among other things, whether the proposed drug is safe and effective for its intended use, and whether the drug is being manufactured in accordance with cGMP to assure and preserve the drug's identity, strength, quality, and purity. The FDA may refer applications for novel drugs or drug candidates that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation, and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. In the course of its review, the FDA may re-analyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process. The review and evaluation of an NDA by the FDA is extensive and time consuming and may take longer than originally planned to complete.

Before approving an NDA, the FDA typically conducts a pre-approval inspection of the manufacturing facilities for the new drug to determine whether they comply with cGMPs. The FDA will not approve the drug unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the drug within required specifications. In addition, before approving an NDA, the FDA may also audit data from clinical trials to ensure compliance with GCP requirements. After the FDA evaluates the application, manufacturing process, and manufacturing facilities where the drug product and/or its API will be produced, it may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application is not ready for approval. A Complete Response Letter usually describes all of the specific deficiencies in the NDA identified by the FDA. The Complete Response Letter may require additional clinical data and/or additional pivotal clinical trial(s), and/or other significant, expensive and time-consuming requirements related to clinical trials, preclinical studies, or manufacturing. If a Complete Response Letter is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, challenge the determination set forth in the letter by requesting a hearing, or withdraw the application. Even if such data and information are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret the same data differently than the applicant.

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

A drug product can also obtain pediatric exclusivity in the U.S., which is another type of regulatory market exclusivity in the U.S. Pediatric exclusivity, if granted, adds an additional six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued written request for such a trial.

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

Post-Marketing Requirements

Following approval of a new drug, a pharmaceutical company and the approved drug are subject to continuing regulation by the FDA, including, among other things, establishment registration and drug listing, monitoring and recordkeeping activities, reporting to the applicable regulatory authorities of adverse events with the drug, providing the regulatory authorities with updated safety and efficacy information, drug sampling and distribution requirements, and complying with promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting drugs for uses or in patient populations that are not described in the drug’s approved labeling (known as off-label promotion), limitations on industry-sponsored scientific and educational activities, and requirements for promotional activities involving the internet. Although physicians may prescribe legally available drugs for off-label uses, the FDA takes the position that manufacturers may not market or promote such off-label uses. Modifications or enhancements to the drug or its labeling or changes of the site or process of manufacture are often subject to the approval of the FDA and other regulators, which may or may not be received or may result in a lengthy review process.

Prescription drug advertising is subject to federal, state, and foreign regulations. In the U.S., the FDA regulates prescription drug promotion, including direct-to-consumer advertising. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use. Any distribution of prescription drugs and pharmaceutical samples must comply with the U.S. Prescription Drug Marketing Act (“PDMA”), a part of the FDCA. The Drug Supply Chain Security Act (“DSCSA”) was enacted in 2013 with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the U.S. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers over a 10-year period that culminated in November 2023. The FDA established a one-year stabilization period from November 2023 to November 2024 for trading partners to continue to build and validate interoperable systems and processes to meet certain requirements of the DSCSA. The law’s requirements include the quarantine and prompt investigation of a suspect product to determine if it is illegitimate, and notifying trading partners and the FDA of any illegitimate product. Drug manufacturers and other parties involved in the supply chain for prescription drug products must also comply with product tracking and tracking requirements, such as placing a unique product identifier on prescription drug packages. This identifier consists of the National Drug Code, serial number, lot number, and expiration date, in the form of a 2-dimensional data matrix barcode that can be read by humans and machines.

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

The failure to comply with regulatory requirements subjects firms to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in criminal prosecution, fines, or other penalties, injunctions, voluntary recall or seizure of drugs, total or partial suspension of production, denial or withdrawal of product approvals, or refusal to allow a firm to enter into supply contracts, including government contracts. In addition, even if a firm complies with the FDA and other requirements, new information regarding the safety or efficacy of a product could lead the FDA to modify or withdraw product approval. Prohibitions or restrictions on sales or withdrawal of our approved drug or any future products marketed by us could materially affect our business in an adverse way.

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

Other Regulation

Controlled Substances Regulations

Narcotics and other APIs, such as sodium oxybate, are “controlled substances” under the CSA. The CSA Title II of the Comprehensive Drug Abuse Prevention and Control Act of 1970, regulates the manufacture and distribution of narcotics and other controlled substances, including stimulants, depressants and hallucinogens in the U.S. The CSA is administered by the DEA, a division of the U.S. Department of Justice, and is intended to prevent the abuse or diversion of controlled substances into illicit channels of commerce. The DEA classifies controlled substances into five schedules. Schedule I substances by definition have a high potential for abuse, have no currently “accepted medical use” in the U.S., lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the U.S. Pharmaceutical products approved for use in the U.S. may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse. The API in LUMRYZ, sodium oxybate, is a Schedule I controlled substance in the U.S., and the FDA-approved LUMRYZ product is a Schedule III controlled substance in the U.S.

For drugs manufactured in the U.S., the DEA establishes annually an aggregate quota for the amount of substances within Schedules I and II that may be manufactured or produced in the U.S. based on the DEA’s estimate of the quantity needed to meet legitimate medical, scientific, research and industrial needs. The quotas apply equally to the manufacturing of the API and production of dosage forms. The DEA may adjust aggregate production quotas a few times per year, and individual manufacturing or procurement quotas from time to time during the year, although the DEA has substantial discretion in whether to make such adjustments for individual companies.

The DEA limits the quantity of certain Schedule I controlled substances that may be manufactured and procured in the U.S. in any given calendar year through a quota system and, as a result, quotas from the DEA are required in order to manufacture sodium oxybate in the U.S.

The FDA-approved LUMRYZ product is classified as a Schedule III controlled substance and subject to DEA quota requirements as well as state and federal regulations relating to manufacturing, storage, distribution and physician prescription procedures, including limitations on prescription refills. In addition, the third parties who perform our clinical and commercial manufacturing, distribution, dispensing and clinical studies for LUMRYZ are required to maintain necessary DEA registrations and state licenses. The DEA periodically inspects facilities for compliance with its rules and regulations.

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

Healthcare Laws

Healthcare providers and third-party payors in the U.S. and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufactures to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act (“FCA”), which may constrain the business or financial arrangements and relationships through which companies research, sell, market and distribute pharmaceutical products. In addition, transparency laws and patient privacy laws can apply to the activities of pharmaceutical manufactures. The applicable federal, state and foreign healthcare laws and regulations that can affect a pharmaceutical company’s operations include without limitation:

•The federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under the Medicare and Medicaid programs, or other federal healthcare programs. A person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act or federal civil monetary penalties. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, but such exceptions and safe harbors are drawn narrowly and require strict compliance in order to offer protection;

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

•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their respective implementing regulations, which impose, among other things, specified requirements relating to the privacy, security and transmission of individually identifiable health information held by covered entities and their business associates as well as their covered subcontractors. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in U.S. federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;

•The federal legislation commonly referred to as the Physician Payments Sunshine Act, created under the ACA, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other licensed health care practitioners and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

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

In the U.S., to help patients afford our approved product, we may utilize programs to assist them, including patient assistance programs and co-pay coupon programs for eligible patients. Government enforcement agencies have shown increased interest in pharmaceutical companies' product and patient assistance programs, including reimbursement support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements. In addition, at least one insurer has directed its network pharmacies to no longer accept co-pay coupons for certain specialty drugs the insurer identified. Our co-pay coupon programs could become the target of similar insurer actions. In addition, in November 2013, the CMS issued guidance to the issuers of qualified health plans sold through the ACA's marketplaces encouraging such plans to reject patient cost-sharing support from third parties and indicating that the CMS intends to monitor the provision of such support and may take regulatory action to limit it in the future. The CMS subsequently issued a rule requiring individual market qualified health plans to accept third-party premium and cost-sharing payments from certain government-related entities. In September 2014, the Office of Inspector General (“OIG”) of the HHS issued a Special Advisory Bulletin warning manufacturers that they may be subject to sanctions under the federal anti-kickback statute and/or civil monetary penalty laws if they do not take appropriate steps to exclude Part D beneficiaries from using co-pay coupons. Accordingly, companies exclude these Part D beneficiaries from using co-pay coupons. It is possible that changes in insurer policies regarding co-pay coupons and/or the introduction and enactment of new legislation or regulatory action could restrict or otherwise negatively affect these patient support programs, which could result in fewer patients using affected products, and therefore could have a material adverse effect on our sales, business, and financial condition.

Third party patient assistance programs that receive financial support from companies have become the subject of enhanced government and regulatory scrutiny. The OIG has established guidelines that suggest that it is lawful for pharmaceutical manufacturers to make donations to charitable organizations who provide co-pay assistance to Medicare patients, provided that such organizations, among other things, are bona fide charities, are entirely independent of and not controlled by the manufacturer, provide aid to applicants on a first-come basis according to consistent financial criteria and do not link aid to use of a donor's product. However, donations to patient assistance programs have received some negative publicity and have been the subject of multiple government enforcement actions, related to allegations regarding their use to promote branded pharmaceutical products over other less costly alternatives. Specifically, in recent years, there have been multiple settlements resulting out of government claims challenging the legality of their patient assistance programs under a variety of federal and state laws. It is possible that we may make grants to independent charitable foundations that help financially needy patients with their premium, co-pay, and co-insurance obligations. If we choose to do so, and if we or our vendors or donation recipients are deemed to fail to comply with relevant laws, regulations or evolving government guidance in the operation of these programs, we could be subject to damages, fines, penalties, or other criminal, civil, or administrative sanctions or enforcement actions. We cannot ensure that our compliance controls, policies, and procedures will be sufficient to protect against acts of our employees, business partners, or vendors that may violate the laws or regulations of the jurisdictions in which we operate. Regardless of whether we have complied with the law, a government investigation could impact our business practices, harm our reputation, divert the attention of management, increase our expenses, and reduce the availability of foundation support for our patients who need assistance.

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

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable regulatory approvals. Additionally, companies may also need to provide discounts to purchasers, private health plans or government healthcare programs. Nonetheless, product candidates may not be considered medically necessary or cost effective. A decision by a third-party payor not to cover a product could reduce physician utilization once the product is approved and have a material adverse effect on sales, operations and financial condition. Factors that payors consider in determining reimbursement are based on whether the product is (i) a covered benefit under its health plan; (ii) safe, effective, and medically necessary; (iii) appropriate for the specific patient; (iv) cost-effective; and (v) neither experimental nor investigational. Additionally, a third-party payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and reimbursement for the product and the level of coverage and reimbursement can differ significantly from payor to payor.

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

Healthcare Reform

In both the U.S. and certain foreign jurisdictions, there have been, and continue to be, a number of legislative and regulatory changes to the health care system. Among policy makers and payors in the U.S. and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the U.S., the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In particular, in 2010, the ACA was enacted, which, among other things, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, and provided incentives to programs that increase the federal government’s comparative effectiveness research.

In addition, other legislative and regulatory changes have been proposed and adopted in the U.S. since the ACA was enacted:

•The U.S. Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031.

•On January 2, 2013, the U.S. American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

•On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation.

These laws and regulations may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for our product and any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product or product candidate is prescribed or used.

There has been heightened governmental scrutiny in the U.S. of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. In August 2022, the Inflation Reduction Act of 2022, or the IRA, was signed into law. The IRA includes several provisions that may impact our business, depending on how various aspects of the IRA are implemented. Provisions that may impact our business include a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, the imposition of new manufacturer financial liability on most drugs in Medicare Part D, permitting the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, requiring companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition. If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known.

In addition, President Biden has issued multiple executive orders that have sought to reduce prescription drug costs. In February 2023, HHS also issued a proposal in response to an October 2022 executive order from President Biden that includes a proposed prescription drug pricing model that will test whether targeted Medicare payment adjustments will sufficiently incentivize manufacturers to complete confirmatory trials for drugs approved through the FDA’s accelerated approval pathway. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

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

Employee Demographics

As of December 31, 2023, we had 154 full-time employees. None of our employees are subject to a union or other collective bargaining agreement. In addition to our employees, we contract with third parties in certain areas of the business such as clinical, regulatory, and manufacturing. We expect to continue to build and grow our organizational capabilities with a focus on talent attraction, development, engagement, and retention.

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

Risks Related to the Commercialization of Our Lead Product

Our business depends heavily on our ability to successfully commercialize LUMRYZ in the U.S. and in other jurisdictions where we may obtain marketing approval. There is no assurance that our commercialization efforts with respect to LUMRYZ will be successful or that we will be able to generate revenues at the levels or on the timing we expect, or at levels or on the timing necessary to support our goals.

In May 2023, LUMRYZ was approved by the FDA for treatment of cataplexy or EDS in adults with narcolepsy. Our business currently depends heavily on our ability to successfully commercialize LUMRYZ for the treatment of cataplexy or EDS in adults with narcolepsy in the U.S. and in other jurisdictions where we may obtain marketing approval. We may never be able to successfully commercialize our product or meet our expectations with respect to revenues. There is no guarantee that the infrastructure, systems, processes, policies, relationships, and materials we have built for the commercialization of LUMRYZ in the U.S., or that we may build for other jurisdictions where we may obtain marketing approval, will be sufficient for us to achieve success at the levels we expect. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, or if we are unable to do so on commercially reasonable terms, our business, results of operations, financial condition and prospects will be materially adversely affected.

We may encounter issues and challenges in generating sufficient revenues to result in a profit. We may also encounter challenges related to reimbursement of LUMRYZ, including potential limitations in the scope, breadth, availability, or amount of reimbursement covering LUMRYZ. Similarly, healthcare settings or patients may determine that the financial burdens of treatment are not acceptable. We may face other limitations or issues related to the price of LUMRYZ. Our results may also be negatively impacted if we have not adequately sized our field teams or our physician segmentation and targeting strategy is inadequate or if we encounter deficiencies or inefficiencies in our infrastructure or processes. Other factors that may hinder our ability to successfully commercialize LUMRYZ and generate sufficient revenues to result in a profit, include:

•the acceptance of LUMRYZ by patients and the medical community;
•the differentiation of LUMRYZ from other available approved or investigational drugs and treatments for cataplexy or EDS in adults with narcolepsy;
•the availability of coverage and adequate reimbursement from managed care plans, private insurers, government payors (such as Medicare and Medicaid and similar foreign authorities) and other third-party payors for LUMRYZ;
•patients’ ability and willingness to pay out-of-pocket for LUMRYZ in the absence of coverage and/or adequate reimbursement from third-party payors;
•the ability of our third-party manufacturer(s) to manufacture commercial supplies of LUMRYZ in sufficient quantities at acceptable costs, to remain in good standing with regulatory agencies, to maintain applicable registrations and licenses, and to maintain commercially viable manufacturing processes that are, to the extent required, compliant with cGMP regulations;
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

Any of these issues could impair our ability to generate sufficient revenues to result in a profit or to meet our expectations with respect to the amount or timing of revenues or profits. Any issues or hurdles related to our commercialization efforts may materially adversely affect our business, results of operations, financial condition, and prospects. There is no guarantee that we will be successful in our commercialization efforts with respect to LUMRYZ. We may also experience significant fluctuations in sales of LUMRYZ from period to period and, ultimately, we may never generate sufficient revenues from LUMRYZ to reach or maintain profitability or sustain our anticipated levels of operations.

On March 29, 2023, we entered into a royalty purchase agreement (“RPA”) with RTW Investments, L.P. (“RTW”) that could provide us up to $75,000 of royalty financing in two tranches. The first tranche of $30,000 became available upon satisfaction of certain conditions which included our first shipment of LUMRYZ. The second tranche is available to use, at our election, if we achieve quarterly net revenue of $25,000 by the quarter ending June 30, 2024. The second tranche expires if we do not elect to use it by August 31, 2024. On August 1, 2023, we received the first tranche of $30,000. As a result of receiving the first tranche, we are required to make quarterly royalty payments calculated as 3.75% of worldwide net product revenue of LUMRYZ, up to a total payback of $75,000. Even if we are able to successfully commercialize LUMRYZ, certain obligations we have to third parties, including, without limitation, our obligation to pay RTW royalties on certain LUMRYZ revenues under the RPA may reduce our profitability. Any inability on our part to successfully commercialize LUMRYZ in the U.S. and any other international markets where it may be approved or any significant delay, could have a material adverse impact on our ability to execute upon our business strategy.

If we are unable to establish effective sales, marketing and distribution capabilities for LUMRYZ or enter into agreements with third parties to market, sell and distribute LUMRYZ, or if we are unable to achieve market acceptance for LUMRYZ, our business, results of operations, financial condition and prospects will be materially adversely affected.

We received final approval from the FDA for LUMRYZ in May 2023 for the treatment of cataplexy or EDS in adults with narcolepsy. We are continuing to build the systems, processes, policies, relationships and materials necessary for the successful commercialization of LUMRYZ in the U.S. for the treatment of cataplexy or EDS in adults with narcolepsy. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, or if we are unable to do so on commercially reasonable terms, our business, results of operations, financial condition and prospects will be materially adversely affected. We may encounter issues, delays or other challenges in commercializing LUMRYZ.

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

Any of these issues could impair our ability to successfully commercialize LUMRYZ or to generate substantial revenues or profits or to meet our expectations with respect to the amount or timing of revenues or profits. There is no guarantee that we will be successful in our launch or commercialization efforts with respect to LUMRYZ or with respect to any other product candidate that may be approved in the future.

If the market opportunities for LUMRYZ are smaller than we believe they are, and if we are not able to successfully identify patients and achieve significant market share, our revenues may be adversely affected and our business may suffer.

LUMRYZ is a formulation of sodium oxybate approved by the FDA to be taken once at bedtime for the treatment of cataplexy or EDS in adults with narcolepsy. Our estimates of the market opportunities for LUMRYZ are based on the estimated market size for the twice-nightly administration of sodium oxybate, and our expectations with regard to LUMRYZ’s potential to take share of this market segment as well as attract oxybate-naïve patients and patients who have previously discontinued twice-nightly oxybate treatment. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The potential target population for LUMRYZ may turn out to be lower or more difficult to identify than expected. Even if we obtain significant market share for LUMRYZ in this indication, because the potential target population for LUMRYZ is small, we may never achieve profitability without obtaining marketing approval for additional indications.

Any of these factors may negatively affect our ability to recognize revenues from sales of LUMRYZ and our ability to achieve and maintain profitability and, as a consequence, our business may suffer.

LUMRYZ may not gain market acceptance.

LUMRYZ may not gain market acceptance among physicians, patients, healthcare payors and medical communities. The degree of market acceptance of LUMRYZ will depend on a number of factors, including, but not limited to:

•the clinical indications for which LUMRYZ is approved and any restrictions placed upon the product in connection with its approval, including the REMS or any other equivalent obligation by other regulatory authorities, patient registry requirements or labeling restrictions;
•the prevalence of narcolepsy-related EDS and cataplexy in adults in the U.S.;
•scheduling classification of sodium oxybate as a controlled substance regulated by the DEA;
•demonstration of the clinical safety and efficacy of LUMRYZ;
•the absence of evidence of undesirable side effects of LUMRYZ that delay or extend trials for additional indications or in geographies outside the U.S.;
•acceptance by physicians and patients of LUMRYZ as a safe and effective treatment;
•availability of sufficient product inventory to meet demand;
•physicians’ decisions relating to treatment practices based on availability;
•physician and patient assessment of the burdens associated with obtaining or maintaining the certifications required under the LUMRYZ REMS;
•the lack of regulatory delays or other regulatory actions;
•its cost-effectiveness and related access to payor coverage;
•its potential advantage over alternative treatment methods;
•the availability of third-party reimbursement or other assistance for patients who are uninsured or underinsured; and
•the marketing and distribution support it receives.

If LUMRYZ fails to achieve market acceptance, our ability to generate revenue will be limited, which would have a material adverse effect on our business.

LUMRYZ is subject to ongoing enforcement of post-marketing requirements, and we could be subject to substantial penalties, including withdrawal of LUMRYZ from the market, if we fail to comply with all regulatory requirements. In addition, the terms of the marketing approval of LUMRYZ and ongoing regulation of our product may limit how we manufacture and market LUMRYZ, and compliance with such requirements may involve substantial resources, which could materially impair our ability to generate revenue.

LUMRYZ, along with the manufacturing processes, post-approval clinical data, labeling, advertising, and promotional activities for LUMRYZ, is subject to continual requirements of and review by the FDA and other applicable regulatory authorities. These requirements include, but are not limited to, restrictions governing promotion of an approved product, submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, and requirements regarding drug distribution and the distribution of samples to physicians and recordkeeping.

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

In addition, we and our CDMOs will continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance, quality control and distribution. Under the DSCSA, for certain commercial prescription drug products, manufacturers and other parties involved in the supply chain must also meet chain of distribution requirements and build electronic, interoperable systems for product tracking and tracing and for notifying the FDA of counterfeit, diverted, stolen, and intentionally adulterated products or other products that are otherwise unfit for distribution in the U.S. In addition, the distribution of prescription pharmaceutical products, including samples, is subject to the PDMA, which regulations the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. Prescription drug products must also meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. We, our CDMOs and other third parties upon whom we rely will be subject to applicable controlled substances laws, regulations and requirements. Additionally, under the Food and Drug Omnibus Reform Act of 2022 (“FDORA”), sponsors of approved drugs must provide 6 months’ notice to the FDA of any changes in marketing status, such as the withdrawal of a drug, and failure to do so could result in the FDA placing the product on a list of discontinued products, which would revoke the product’s ability to be marketed. If we are not able to comply with post-approval regulatory requirements, we could have the marketing approvals for LUMRYZ withdrawn by regulatory authorities and our ability to market LUMRYZ could be limited, which could adversely affect our ability to achieve or sustain profitability and we could be subject to substantial penalties. As a result, the cost of compliance with post-approval regulations may have a negative effect on our operating results and financial condition.

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

The introduction of new products in the U.S. market that compete with, or otherwise disrupt the market for, LUMRYZ or any future product candidates we may develop, if approved, would adversely affect sales of our products. For example, we expect LUMRYZ to face competition from manufacturers of generic twice-nightly sodium oxybate formulations who have reached settlement agreements with the current brand product marketer. In January 2023, Hikma Pharmaceuticals plc, announced that they launched an authorized generic version of Jazz’s Xyrem (sodium oxybate). In July 2023, Amneal Pharmaceuticals, Inc. announced that it launched an authorized generic version of Jazz’s Xyrem (sodium oxybate). There are other potential future competitive products that could impact the marketplace. For example, there are some potential competitors who have reached settlement agreements with the current brand product marketer, which allows for entry of other authorized generics in 2023 and other generic products in 2026, or earlier for both under certain circumstances. Beyond generics, there are other potential future competitive products that could impact the narcolepsy treatment marketplace.

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

If the FDA or other applicable regulatory authorities approve generic products that compete with LUMRYZ or any future product candidates, the sales of LUMRYZ and any future product candidates, if approved, could be adversely affected.

Once an NDA, including a 505(b)(2) NDA, is approved, the product covered becomes a “listed drug” which can be cited by potential competitors in support of approval of an ANDA or subsequent 505(b)(2) application. FDA regulations and other applicable regulations and policies provide incentives to manufacturers to create modified versions of a drug to facilitate the approval of an ANDA or other application for similar substitutes. If these manufacturers demonstrate that their product has the same active ingredient(s), dosage form, strength, route of administration, and conditions of use, or labeling, as our product or any future product candidates, they might only be required to conduct a relatively inexpensive study to show that their generic product is absorbed in the body at the same rate and to the same extent as, or is bioequivalent to, our product or any future product candidates. In some cases, even this limited bioequivalence testing can be waived by the FDA. Laws have also been enacted to facilitate the development of generic drugs based off recently approved NDAs. Competition from generic equivalents to our product or any future product candidates could substantially limit our ability to generate revenues and therefore to obtain a return on the investments we have made in our product or any future product candidates.

With the passage of the CREATES Act, we are exposed to possible litigation and damages by competitors who may claim that we are not providing sufficient quantities of our approved products on commercially reasonable, market-based terms for testing in support of their ANDAs and 505(b)(2) applications.

In December 2019, former President Trump signed legislation intended to facilitate the development of generic and biosimilar products. The bill, previously known as the CREATES Act, authorizes sponsors of ANDAs and 505(b)(2) applications to file lawsuits against companies holding NDAs that decline to provide sufficient quantities of an approved reference drug on commercially reasonable, market-based terms. Drug products on FDA’s drug shortage list are exempt from these new provisions unless the product has been on the list for more than six continuous months or the FDA determines that the supply of the product will help alleviate or prevent a shortage. For the purposes of the statute, the term “commercially reasonable, market-based terms” is defined as (1) the nondiscriminatory price at or below the most recent wholesale acquisition cost for the product, (2) a delivery schedule that meets the statutorily defined timetable, and (3) no additional conditions on the sale.

To bring an action under the statute, an ANDA or 505(b)(2) sponsor must take certain steps to request the reference product, which, in the case of products covered by a REMS with elements to assure safe use (such as LUMRYZ), include obtaining authorization from the FDA for the acquisition of the reference product. If the sponsor does bring an action for failure to provide a reference product, there are certain affirmative defenses available to the NDA holder, which must be shown by a preponderance of evidence. If the sponsor prevails in litigation, it is entitled to a court order directing the NDA holder to provide, without delay, sufficient quantities of the applicable product on commercially reasonable, market-based terms plus reasonable attorney fees and costs.

Additionally, the statutory provisions authorize a U.S. federal court to award the product developer an amount “sufficient to deter” the NDA holder from refusing to provide sufficient product quantities on commercially reasonable, market-based terms if the court finds, by a preponderance of the evidence, that the NDA holder did not have a legitimate business justification to delay providing the product or failed to comply with the court’s order.

Although we intend to comply fully with the terms of these new statutory provisions, we are still exposed to potential litigation and damages by competitors who may claim that we are not providing sufficient quantities of our approved products on commercially reasonable, market-based terms for testing in support of ANDAs and 505(b)(2) applications. Such litigation would subject us to additional costs, damages and reputational harm, which could lead to lower revenues. The CREATES Act may enable generic competition with LUMRYZ and any of our future product candidates, if approved, which could impact our ability to maximize product revenue.

If we cannot keep pace with the rapid technological change in our industry, we may lose business, and LUMRYZ or future product candidates, if granted final approval by the FDA, and technologies could become obsolete or noncompetitive.

Our success also depends, in part, on maintaining a competitive position in the development of products and technologies in a rapidly evolving field. Major technological changes can happen quickly in the biotechnology and pharmaceutical industries. If we cannot maintain competitive products and technologies, our competitors may succeed in developing competing technologies or obtaining regulatory approval for products before us, and the products of our competitors may gain market acceptance more rapidly than our product and any future product candidates. Such rapid technological change, or the development by our competitors of technologically improved or different products, could render our product and any future product candidates or technologies obsolete or noncompetitive.

Our relationships with healthcare providers, physicians, prescribers, purchasers, third-party payors, charitable organizations and patients will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors in the U.S. and elsewhere play a primary role in the recommendation and prescription of biotechnology and biopharmaceutical products. Arrangements with third-party payors and customers can expose biotechnology and biopharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute (“AKS”), and the federal False Claims Act (“FCA”), which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute biotechnology and biopharmaceutical products. In particular, the research of our product candidates, as well as the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. See the section entitled, “Business — Government Regulation — Healthcare laws”.

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

Coverage and reimbursement may be limited or unavailable in certain market segments for LUMRYZ or any future products, if approved, which could make it difficult for us to sell LUMRYZ or any future products profitably.

The success of LUMRYZ or any future products, if approved, depends on the availability of coverage and adequate reimbursement from third-party payors. We cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, our products or assure that coverage and reimbursement will be available for any product that we may develop, such as LUMRYZ. See the section entitled, “Business — Government Regulation — Coverage and Reimbursement”.

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

In the U.S., no uniform policy of coverage and reimbursement for products exists among third-party payors. As a result, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our products on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. In the U.S., the principal decisions about reimbursement for new medicines are typically made by the CMS. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Additionally, third-party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of product candidates, once approved. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of their cost. There is significant uncertainty related to insurance coverage and reimbursement of newly approved products. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for future product candidates, once approved.

Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product we commercialize and, if reimbursement is available, the level of reimbursement. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs. Payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives.

Moreover, increasing efforts by governmental and other third-party payors in the U.S. and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our products. There has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs.

We expect that healthcare reform measures may be adopted in the future that may result in more rigorous coverage criteria and in additional downward pressure on the price we receive for any approved product. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals or clearances of our products, if any, may be.

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the EU provides options for its Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. A Member State may approve a specific price for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for our product or any of our future products. Historically, products launched in the European Union do not follow price structures of the U.S. and generally prices tend to be significantly lower.

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

Moreover, increasing efforts by governmental and third-party payors in the U.S. and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product or any future products. There has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.

At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biologic product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product and any future products or put pressure on our product pricing, which could negatively affect our business, financial condition, results of operations and prospects.

These laws, and future state and federal healthcare reform measures may be adopted in the future, any of which may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for our product and any future products or the frequency with which any such products are prescribed or used. Additionally, we expect to experience pricing pressures in connection with the sale of any future products due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, cost containment initiatives and additional legislative changes.

If we fail to comply with our reporting and payment obligations under U.S. governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We participate in the U.S. Department of Veterans Affairs, Federal Supply Schedule (“FSS”) pricing program, and the Tricare Retail (“Tricare”) Pharmacy program and have obligations to report the average sales price for certain of our drugs. Pricing and rebate calculations are complex, varying across products and programs, and are often subject to interpretation by us, governmental or regulatory agencies and the courts, which can change and evolve over time. Civil monetary penalties can be applied if we are found to have knowingly submitted any false price or product information to the government, if we are found to have made a misrepresentation in the reporting of our average sales price or if we fail to submit the required price data on a timely basis. We cannot assure you that our submissions will not be found to be incomplete or incorrect.

Pursuant to applicable law, knowing provision of false information in connection with price reporting under the U.S. Department of Veterans Affairs, FSS or Tricare Retail Pharmacy programs can subject a manufacturer to civil monetary penalties. These program obligations also contain extensive disclosure and certification requirements. If we overcharge the government in connection with our arrangements with FSS or Tricare, we are required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the False Claims Act and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

LUMRYZ may be found to cause undesirable side effects that limit the commercial profile or result in other significant negative consequences or delay or prevent further development or regulatory approval with respect to new indications, or cause regulatory authorities to require labeling statements, such as boxed warnings.

Undesirable side effects caused by LUMRYZ could limit the commercial profile of LUMRYZ or result in significant negative consequences such as a more restrictive label or other limitations or restrictions. Undesirable side effects caused by LUMRYZ could cause us or regulatory authorities to interrupt, delay or halt non-clinical studies and clinical trials or could result in a more restrictive label or the delay, denial or withdrawal of regulatory approval by the FDA or other regulatory authorities.

Clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients and limited duration of exposure, certain side effects of LUMRYZ may only be uncovered with a significantly larger number of patients exposed to the drug, and those side effects could be serious or life-threatening. For example, we anticipate initiating a clinical trial for LUMRYZ in idiopathic hypersomnia. If any participants in the trial report any serious adverse events deemed to be related to LUMRYZ, or if LUMRYZ is not observed to have long-term efficacy, our business, financial condition, results of operations and growth prospects could be adversely affected. If we or others identify undesirable side effects caused by LUMRYZ (or any other drug), a number of potentially significant negative consequences could result, including:

•regulatory authorities may withdraw or limit their marketing approval of such drug;
•regulatory authorities may require the addition of labeling statements, such as a “boxed” warning or additions to an existing boxed warning, or a contraindication, including as a result of inclusion in a class of drugs for a particular disease;
•regulatory authorities may refuse to approve label expansions for additional indications for any approved drug;
•we may be required to change the way such drugs are distributed or administered, conduct additional clinical trials or change the labeling of the drug;
•regulatory authorities may require a modification of an existing REMS to mitigate risks;
•we may be subject to regulatory investigations and government enforcement actions;
•we may decide to remove the drug from the marketplace;
•we could be sued and held liable for injury caused to individuals exposed to or taking the drug; and
•our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of LUMRYZ and could substantially increase the costs of commercializing LUMRYZ and significantly impact our ability to successfully commercialize LUMRYZ and generate revenues.

We may incur significant liability if governmental authorities allege or determine that we are engaging in commercial activities or promoting LUMRYZ in a way that violates applicable regulations.

Physicians have the discretion to prescribe drug products for uses that are not described in the product’s labeling and that differ from those approved by the FDA or other applicable regulatory agencies. Off-label uses are common across medical specialties. Although the FDA and other regulatory agencies do not regulate a physician’s choice of treatments, the FDA and other regulatory agencies regulate a manufacturer’s communications regarding off-label use and prohibit off-label promotion, as well as the dissemination of false or misleading labeling or promotional materials. Manufacturers may not promote drugs for off-label uses. Accordingly, we may not promote LUMRYZ in the U.S. for any indications other than for the treatment of cataplexy or EDS in adults with narcolepsy. The FDA and other regulatory and enforcement authorities actively enforce laws and regulations prohibiting promotion of off-label uses and the promotion of products for which marketing approval has not been obtained. A company that is found to have improperly promoted off-label uses, including promoting unapproved dosing regimens, may be subject to significant liability, which may include civil and administrative remedies as well as criminal sanctions.

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

Obtaining and maintaining regulatory approval of LUMRYZ in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, while the FDA granted full approval of LUMRYZ in May 2023 for the treatment of cataplexy or EDS in adults with narcolepsy in the U.S., comparable regulatory authorities in foreign jurisdictions may not approve LUMRYZ in those countries for the same or similar indication, if at all. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the U.S., including additional preclinical studies or clinical trials, as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the U.S., a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of LUMRYZ in certain countries. If we fail to comply with the regulatory requirements in international markets or receive applicable marketing approvals, our market will be reduced and our ability to realize the full market potential of LUMRYZ will be harmed.

Laws and regulations governing international operations we have and may expand in the future may preclude us from developing, manufacturing, and selling certain product candidates and products outside of the U.S. and require us to develop and implement costly compliance programs.

As we seek to expand our operations outside of the U.S., we must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate. The Foreign Corrupt Practices Act (“FCPA”) and its Irish equivalent, prohibits any individual or business from paying, offering, authorizing payment, or offering anything of value, directly or indirectly, to any foreign official, political party, or candidate for the purpose of influencing any act or decision of such third party in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the U.S. to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the company, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

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

In some countries, particularly the countries of Europe, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing authorization for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of LUMRYZ to other available therapies. If we seek approval for LUMRYZ outside of the U.S. and reimbursement of LUMRYZ is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed.

Failure to comply with domestic and international privacy and security laws could result in the imposition of significant civil and criminal penalties.

The costs of compliance with privacy and security laws, including protecting electronically stored information from cyber-attacks, and potential liability associated with any compliance failures could adversely affect our business, financial condition and results of operations. We are subject to various domestic and international privacy and security regulations, including but not limited to, HIPAA and the General Data Protection Regulation (“GDPR”) (Regulation EU 2016/679). HIPAA mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. In addition, many U.S. states have enacted comparable laws addressing the privacy and security of health information, some of which are more stringent than HIPAA. GDPR requires us to ensure personal data collected by us is gathered legally and under strict conditions and to protect such personal data from misuse and exploitation. If we fail to comply with HIPAA, GDPR or other similar laws, we will face significant fines and penalties that could adversely affect our business, financial condition and results of operations.

We may expend our limited resources to pursue a particular indication and fail to capitalize on indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial, managerial and research and development resources, we must prioritize our research programs and will need to focus LUMRYZ on the potential treatment of certain indications or in certain populations. As a result, we may forego or delay pursuit of opportunities for other populations or indications that later prove to have greater commercial potential. For example, we anticipate initiating a clinical trial for LUMRYZ in idiopathic hypersomnia in 2024. Our resource allocation decisions may cause us to fail to capitalize on profitable market opportunities. Our spending on current and future research and development programs, including evaluating LUMRYZ in additional indications, may not yield any commercially viable products or result in additional approvals for LUMRYZ. If we do not accurately evaluate the commercial potential or target market for LUMRYZ, we may also relinquish valuable rights to LUMRYZ through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to LUMRYZ. Any such event could have a material adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to Product Candidate Development

Clinical development of drugs is costly and time-consuming, and the outcomes are uncertain. A failure to prove that LUMRYZ or any future product candidates are safe and effective in clinical trials could materially and adversely affect our business, financial condition, results of operations and growth prospects.

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
•adding new sites; or
•obtaining clinical materials or manufacturing sufficient quantities of our candidates for use in clinical trials.

We cannot be certain that a product candidate will receive marketing approval. Without marketing approval, we will not be able to commercialize a product candidate.

We may devote significant financial resources and business efforts to the development of product candidates. We cannot be certain that any current or future product candidates will receive marketing approval.

The development of a product candidate and issues relating to its approval and marketing are subject to extensive regulation by the FDA in the U.S. and by comparable regulatory authorities in other countries. We are not permitted to market a product candidate in the U.S. until we receive approval of an NDA by the FDA. The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions.

An NDA must include extensive preclinical and clinical data and supporting information to establish a product candidate’s safety and effectiveness for each desired indication. An NDA must also include significant information regarding the chemistry, manufacturing and controls for the product candidate. Obtaining approval of an NDA is a lengthy, expensive and uncertain process, and we may not be successful in obtaining approval. Any delay or setback in obtaining final approval or the commercialization of a product candidate may adversely affect our business.

The FDA has substantial discretion in the drug approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. For example, the FDA:

•could determine that we cannot rely on the Section 505(b)(2) regulatory pathway or other pathways we may select, as applicable, for a product candidate;
•could determine that the information provided was inadequate, contained clinical deficiencies or otherwise failed to demonstrate the safety and effectiveness of a product candidate for any indication;
•may not find the data from bioequivalence studies and/or clinical trials sufficient to support the submission of an NDA or to obtain marketing approval in the U.S., including any findings that the clinical and other benefits of a product candidate outweigh their safety risks;
•may disagree with our trial design or our interpretation of data from preclinical studies, bioequivalence studies and/or clinical trials, or may change the requirements for approval even after it has reviewed and commented on the design for our trials;
•may determine that we have identified the wrong listed drug or drugs or that approval of our Section 505(b)(2) application for a product candidate is blocked by patent or non-patent exclusivity of the listed drug or drugs or of other previously approved drugs with the same conditions of approval as our product candidate, as applicable;
•may identify deficiencies in the manufacturing processes or facilities of third-party manufacturers with which we enter into agreements for the manufacturing of a product candidate;
•may audit some or all of our clinical research study sites to determine the integrity of our data and may reject any or all of such data;
•may approve a product candidate for fewer or more limited indications than we request, or may grant approval contingent on the performance of costly post-approval clinical trials;
•may not determine that a product candidate is clinically superior to any previously approved same drug;
•may change its approval policies or adopt new regulations; or
•may not approve the labeling claims that we believe are necessary or desirable for the successful commercialization of a product candidate.

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

We have received marketing approval from the FDA for LUMRYZ in the U.S. and will evaluate filing potentially elsewhere. We determined, following FDA consultation, that the 505(b)(2) approval pathway, which permits an NDA applicant to rely on the FDA’s previous findings of safety or effectiveness and data from studies that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference, was the appropriate pathway for the LUMRYZ NDA. There can be no assurances, however, that similar approval pathways outside of the U.S., will be available for LUMRYZ or that the FDA or other regulatory authorities will approve any future product candidates through an application based on such pathways. We have also submitted a sNDA for LUMRYZ in the pediatric narcolepsy population in November 2023. The sNDA was accepted by the FDA in January 2024 and an approval decision is expected in September 2024. We cannot be certain this sNDA will be approved by the FDA.

Obtaining regulatory approval for marketing of a product candidate in one country does not ensure that we will be able to obtain regulatory approval in any other country. In addition, delays in approvals or rejections of marketing applications in the U.S. or other countries may be based upon many factors, including regulatory requests for additional analysis, reports, data, preclinical studies and clinical trials, regulatory questions regarding different interpretations of data and results, changes in regulatory policy during the period of product development and the emergence of new information regarding a product candidate.

Our current and future product candidates may not reach the commercial market for a number of reasons.

Drug development is an inherently uncertain process with a high risk of failure at every stage of development. Successful research and development of pharmaceutical products is difficult, expensive and time consuming. Many product candidates fail to reach the market. Our success will depend on the development and successful commercialization of new drugs and products that utilize our drug delivery technologies.

Even if product candidates and drug delivery technologies appear promising during development, there may not be successful commercial applications developed for them for a number of reasons, including:

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
•drug delivery technologies and drug products may be found to be ineffective or to cause harmful side effects, or may fail during any stage of pre-clinical testing or clinical trials;
•we or our partners may find that certain products cannot be manufactured on a commercial scale and, therefore, may not be economical or feasible to produce;
•we or our partners may face delays in completing our clinical trials due to circumstances outside of our control, including natural disasters, labor or civil unrest, global health concerns or pandemics or acts of war or terrorism; or
•product candidates could fail to obtain regulatory approval or, if approved, could fail to achieve market acceptance, could fail to be included within the pricing and reimbursement schemes of the U.S. or EU Member States, or could be precluded from commercialization by proprietary rights of third parties.

Risks Related to Our Financial Position and Capital Requirements

We incurred a net loss in 2023 and may incur a net loss in 2024, and if we are not able to achieve profitability in the future, the value of our shares may fall.

We incurred a net loss of $160,276 for the year ended December 31, 2023. We may not become profitable in the near future and may never achieve profitability. The amount of our future net losses or net profitability will depend, in part, on the rate of our future expenditures and our ability to recognize revenues from the commercialization of LUMRYZ in the U.S. We have devoted significant financial resources to research and development, including our clinical development activities, the pursuit of regulatory approval and commercial launch for LUMRYZ. Our future revenues will depend upon the size of any markets in which LUMRYZ and any future products receive approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payors and adequate market share for our product and any future products in those markets. In addition, we have significantly increased our sales organization and supporting commercial infrastructure to support the commercial launch of LUMRYZ and, accordingly, we will continue to incur significant expenses related to the commercialization of LUMRYZ. Because of the numerous risks and uncertainties associated with the commercialization of pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Our ability to operate profitably depends upon a number of factors, many of which are beyond our direct control. These factors include:

•our ability to obtain, build and expand manufacturing capacity, including capacity at third-party manufacturers;
•the effectiveness of our sales and marketing strategy;
•the demand and market size for LUMRYZ;
•the level of product and price competition for LUMRYZ;
•our ability to develop new partnerships and additional commercial applications for LUMRYZ and any future product candidates;
•the timely receipt of approval for the commercialization of LUMRYZ outside the U.S.;
•the potential expansion of LUMRYZ into other populations;
•our ability to control our costs;
•the initiation of additional research, preclinical, clinical or other programs as we seek to identify and validate additional product candidates;
•our ability to acquire or in-license other product candidates and technologies;
•our ability to maintain, protect and expand our intellectual property portfolio; and
•general economic conditions.

Even though the FDA granted final approval of our NDA for LUMRYZ in May 2023 for the treatment of cataplexy or EDS in adults with narcolepsy, we may never recognize revenue in amounts sufficient to achieve and maintain profitability. The net losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. In any particular quarter or quarters, our operating results could be below the expectations of securities analysts or investors, which could cause our stock price to decline.

We may require additional financing to successfully commercialize LUMRYZ and implement our operating plans, which may not be available on favorable terms or at all, and which may result in dilution of the equity interest of the holders of ADSs.

We may require additional financing to fund the commercialization of LUMRYZ and possible development or acquisition of new products and businesses. We may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to commercialize LUMRYZ. If we cannot obtain financing when needed, or obtain it on favorable terms, we may be required to curtail our plans to continue to develop drug delivery technologies, develop new products, or acquire additional products and businesses. Other factors that will affect future capital requirements and may require us to seek additional financing include:

•the development and acquisition of new products and drug delivery technologies;
•the progress of our research and product development programs; and
•the timing of, and amounts received from, future product sales, product development fees and licensing revenue and royalties.

If adequate funds are not available, we may be required to significantly reduce or refocus our product development efforts, resulting in loss of sales, increased costs and reduced revenues. Alternatively, to obtain needed funds for acquisitions or operations, we may seek to issue additional ADSs representing our ordinary shares, or issue equity-linked debt, or we may choose to issue preferred shares, in either case through public or private financings. Additional funds may not be available on terms that are favorable to us and, in the case of such equity or equity-linked financings, may result in dilution to the holders of ADSs. We could also be required to seek funds through arrangements with collaborative partners, and we may be required to relinquish rights to our product or future product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

We may be required to or choose to obtain further funding through public equity or equity linked offerings, debt financings, royalty-based financing arrangements, collaborations and licensing arrangements or other sources. To the extent that we raise additional capital through the sale of equity, convertible debt securities or other equity-based derivative securities, investors will be diluted, and new investors could gain rights, preferences and privileges senior to the holders of our ADSs. Furthermore, the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our ADSs to decline and existing shareholders may not agree with our financing plans or the terms of such financings. If we raise additional funds through collaborations or marketing, distribution or licensing, or royalty-based financing arrangements with third parties, we may have to relinquish valuable rights to future revenue streams or product candidates or grant licenses on terms that may not be favorable to us.

Our ability to obtain additional financing may be limited by the terms of our financing arrangements and the provisions of Irish law.

Restrictions in our existing and future financing arrangements and mandatory provisions of Irish law may adversely affect our ability to obtain additional financing. For example, future debt agreements or other financing arrangements may include covenants that limit our ability to engage in specified transactions, including prohibiting us from incurring additional secured or unsecured debt, paying dividends or redeeming equity securities or similar or more restrictive terms that limit our ability to raise additional financing when needed. In addition, Irish law requires that our directors must have specific authority from shareholders to allot and issue new shares generally, or to issue new shares for cash to new shareholders without offering such shares to existing shareholders pro-rata to their existing holdings (including, in each case, rights to subscribe for or otherwise acquire any shares), even where such shares form part of our authorized but unissued share capital. At our 2021 annual general meeting of shareholders, our shareholders renewed such authorizations, subject to certain parameters, for a period expiring December 20, 2026. If we are unable to obtain renewal of such authorization from our shareholders, our ability to use our authorized but unissued share capital to effect or to obtain additional financing, could be adversely affected. Irish law also provides that, in the event of an actual or potential takeover offer being made for us, various actions, including issuing shares, options or convertible securities, material acquisitions or disposals, entering into contracts other than in the ordinary course of business or any action, other than seeking alternative offers, may be prohibited unless approved by our shareholders or the Irish Takeover Panel. These restrictions may prevent or delay us from taking actions that we believe are in our best interest or from obtaining financing on favorable terms, in adequate amounts or at all, which may adversely impact our results of operations and financial condition.

Our net loss and use of cash in operating activities may limit our ability to fully pursue our business strategy.

We reported net loss of $160,276 in 2023. We reported cash used in operating activities of $128,511. Cash and marketable securities as of December 31, 2023 totaled $105,111. Our business strategy is to primarily focus on the commercialization of LUMRYZ for the treatment of cataplexy or EDS in adults with narcolepsy in the U.S. The successful pursuit of all components of our strategy will require substantial financial resources, and there can be no assurance that our existing cash and marketable securities assets and the cash generated by our operations will be adequate for these purposes. Failure to implement any component of our strategy may prevent us from achieving profitability in the future or may otherwise have a material adverse effect on our financial condition and results of operation.

Risks Related to Regulation

The distribution and sale of LUMRYZ are subject to significant regulatory restrictions, including the requirements of a REMS and safety reporting requirements, and these regulatory requirements subject us to risks and uncertainties, any of which could negatively impact sales of LUMRYZ.

The API of LUMRYZ is sodium oxybate, a central nervous system depressant known to be associated with facilitated sexual assault as well as with respiratory depression and other serious side effects. As a result, the FDA requires that sponsors of sodium oxybate products, such as LUMRYZ, maintain a REMS to help ensure that the benefits of the drug outweigh the serious risks of the drug. As a part of the final approval granted by the FDA for LUMRYZ, the FDA required a REMS for LUMRYZ, which, among other requirements, imposes controls and restrictions on the distribution of the product in the U.S. Any failure to demonstrate our substantial compliance with such REMS obligations, including as a result of business or other interruptions, or a determination by the FDA that the REMS is not meeting its goals, could result in enforcement action by the FDA, lead to changes in our REMS obligations, negatively affect sales of LUMRYZ, result in additional costs and expenses for us or require us to invest a significant amount of resources, any of which could materially and adversely affect our business, financial condition, results of operations and growth prospects.

We cannot predict whether the FDA will request, seek to require or ultimately require modifications to, or impose additional requirements on, the REMS for LUMRYZ in the future. Any modifications approved, required or rejected by the FDA could change the safety profile of LUMRYZ, and have a significant negative impact in terms of product liability, public acceptance of LUMRYZ for treatment of cataplexy or EDS in adults with narcolepsy, and prescribers’ willingness to prescribe, and patients’

willingness to take, LUMRYZ, any of which could have a material adverse effect on our business. Modifications approved, required or rejected by the FDA could also make it more difficult or expensive for us to distribute LUMRYZ, make distribution easier for sodium oxybate competitors, disrupt continuity of care for LUMRYZ patients or negatively affect sales of LUMRYZ in the U.S.

Pharmaceutical companies, including their agents and employees, are required to monitor adverse events occurring during the use of their products and report them to the FDA. As required by the FDA, and similarly for other regulatory agencies, the adverse event information that we collect for LUMRYZ must be regularly reported to the FDA and could result in the FDA requiring changes to LUMRYZ’s labeling, including additional warnings or boxed warnings, or requiring us to take other actions that could have an adverse effect on patient and prescriber acceptance of LUMRYZ.

Any failure to demonstrate our substantial compliance with a REMS required for LUMRYZ or any other applicable regulatory requirements to the satisfaction of the FDA or another regulatory authority could result in such regulatory authorities taking actions in the future which could have a material adverse effect on sodium oxybate product sales and therefore on our business, financial condition, results of operations and growth prospects.

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

LUMRYZ may not maintain regulatory exclusivities, including orphan drug exclusivity, or the benefits of such exclusivities, which may adversely affect the sales of the product.

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

LUMRYZ obtained orphan drug designation for the treatment of narcolepsy from the FDA in January 2018. Upon the approval of LUMRYZ in May 2023 by the FDA for the treatment of cataplexy or EDS in adults with narcolepsy and a finding of clinical superiority of LUMRYZ relative to marketed oxybate products, the FDA granted LUMRYZ seven years of orphan drug exclusivity. Accordingly, the FDA cannot approve a subsequent sponsor’s same drug as LUMRYZ for the same indication until May 2030, subject to certain exceptions. Even though we have obtained orphan drug exclusivity for LUMRYZ, that exclusivity may not effectively protect LUMRYZ from competition because different drugs can be approved for the same condition. Moreover, there can be no assurance that third parties will not attempt to disrupt the commercialization of LUMRYZ through litigation. Any orphan drug exclusive marketing rights may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure sufficient quantity of LUMRYZ to meet the needs of patients with the particular rare disease or condition. The FDA may reevaluate its regulations and policies under the Orphan Drug Act. We do not know if, when or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes, the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

LUMRYZ contains a controlled substance as defined in the CSA. Controlled substances are subject to a number of requirements and restrictions under the CSA and implementing regulations, including certain registration, security, recordkeeping, reporting, manufacturing and procurement quotas, import, export and other requirements administered by the DEA. The DEA classifies controlled substances into five schedules: Schedule I, II, III, IV or V. Schedule I substances by definition have a high potential for abuse, no currently “accepted medical use” in the U.S., lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the U.S. Pharmaceutical products approved for use in the U.S. which contain a controlled substance are listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse among such substances. Schedule I and II drugs are subject to the strictest controls under the CSA, including manufacturing and procurement quotas, heightened security requirements and additional criteria for importation. The API of LUMRYZ, sodium oxybate, is regulated by the DEA as a Schedule I controlled substance, and FDA-approved products containing sodium oxybate, including LUMRYZ, are currently Schedule III.

Individual states have also established controlled substance laws and regulations. Although state-controlled substances laws often mirror federal law, they may separately schedule our product or future product candidate(s). We or our partners may also be required to obtain separate state registrations, permits or licenses in order to be able to manufacture, research, distribute, import, export, administer or prescribe controlled substances for clinical trials or commercial sale, and failure to meet applicable regulatory requirements could lead to enforcement and sanctions by the states in addition to those from the DEA or otherwise arising under federal law.

U.S. facilities conducting research, manufacturing, distributing, importing or exporting, or dispensing of controlled substances must be registered (licensed) to perform these activities and must comply with the security, control, recordkeeping and reporting obligations under the CSA, DEA regulations and corresponding state requirements. DEA and state regulatory bodies conduct periodic inspections of certain registered establishments that handle controlled substances. Obtaining and maintaining the necessary registrations, obtaining and maintaining quotas and complying with the regulatory obligations may result in delay of the importation, export, manufacturing, distribution or research of our product and any future product candidates or products. Furthermore, failure to maintain compliance with the CSA and DEA and state regulations by us or any of our contractors, distributors or pharmacies can result in regulatory action that could have a material adverse effect on our business, financial condition and results of operations. In addition, if we change any third-party upon whom we rely to conduct our research, manufacturing, distributing, importing, exporting, or dispensing activities, doing so will result in additional costs and expenses and may take a significant amount of time, and we may be unsuccessful in identifying a new, satisfactory third-party, any of which could materially and adversely affect our business, financial condition, and results of operations. DEA and state regulatory bodies may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to restrict, suspend or revoke those registrations. In certain circumstances, violations could lead to criminal penalties.

Because LUMRYZ contains sodium oxybate, to conduct clinical trials with LUMRYZ in the U.S. for additional indications beyond what the FDA has already approved, each of our research sites must submit a research protocol to the DEA and obtain and maintain a DEA researcher registration that allows those sites to handle and dispense LUMRYZ and to obtain the product candidate. If the DEA delays or denies the grant of a researcher registration to one or more research sites, the clinical trial could be significantly delayed, and we could lose clinical trial sites. In the event the product candidate would be made outside the U.S., the importer for the clinical trials must also obtain a Schedule I importer registration and an import permit for each import.

We and our manufacturing partners in the U.S. are subject to the DEA’s annual manufacturing and procurement quota requirements. The annual quota allocated to us or our U.S. manufacturing partners for sodium oxybate may not be sufficient to meet commercial demand of LUMRYZ. Consequently, any delay or refusal by the DEA in establishing our, or U.S. manufacturing partner’s, procurement and/or production quota for controlled substances could delay or stop our commercial activities and future development/clinical activities, which could have a material adverse effect on our business, financial position and results of operations.

LUMRYZ is classified as a Schedule III substance based on current applicable regulations, which allows an importer to import it for commercial purposes if it obtains the appropriate registrations and licenses from the DEA, including an importer registration and files an application for an import permit for each import. The DEA provides annual assessments/estimates to the International Narcotics Control Board, which guides the DEA in the amounts of controlled substances that the DEA authorizes to be imported. To the extent an importer is utilized for commercial purposes, failure by any current importer or future importer that we identify as an importer, if any are available, to obtain and maintain the necessary import authority from the DEA and other applicable regulatory authorities, including specific quantities, could affect the availability of LUMRYZ and have a material adverse effect on our business, results of operations and financial condition.

Governments outside of the U.S. have similar controlled substance laws, regulations and requirements in their respective jurisdictions, and our failure, or the failure of third parties upon whom we rely, to comply with applicable controlled substance laws, regulations and requirements or secure necessary authorizations would result in similar risks to those described above.

We are required to obtain regulatory approval of any proposed product names for our product candidates, and any failure or delay associated with such approval may adversely impact our business.

Any name we intend to use for our product candidates will require approval from the FDA or other regulatory authorities in jurisdictions where we may seek approval regardless of whether we have secured a trademark registration from the USPTO or similar protection in other jurisdictions. The FDA and other regulatory authorities each typically conduct a review of proposed product names, including an evaluation of potential for confusion with other product names. The FDA or other regulatory authorities in jurisdictions where we may seek approval may object to any product name we submit if, for example, it believes the name inappropriately implies medical claims. If the FDA or other regulatory authorities in jurisdictions where we may seek approval objects to any of our proposed product names, we may be required to adopt an alternative name for our product candidates. There is no guarantee we will be able to use the same proprietary name for a product in each jurisdiction where we market that product. If we adopt an alternative name, we would lose the benefit of any existing trademark applications for such product and may be required to expend significant additional resources in an effort to identify a suitable product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA or other regulatory authorities. Final acceptance of a proposed proprietary name occurs as part of the final approval of a drug product. We may be unable to build a successful brand identity for a new proprietary name or trademark in a timely manner or at all, which would limit our ability to commercialize a product.

Risks Related to our Reliance on Third Parties

We rely, and intend to continue to rely on a limited number of providers for the development, manufacture and supply of LUMRYZ, and if we experience problems with these suppliers, or they fail to comply with applicable regulatory requirements or to supply sufficient quantities at acceptable quality levels or prices, or at all, our business would be materially and adversely affected.

Currently, we use a limited number of providers for the development, supply of clinical materials and supply of commercial batches for our product, LUMRYZ. We do not own or operate manufacturing facilities for clinical or commercial manufacture of LUMRYZ. We have limited personnel with experience in drug manufacturing, and we lack the capabilities to manufacture LUMRYZ on a clinical or commercial scale. There can be no assurance that our clinical development or commercial product supplies will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable quantities or prices to meet demand. If the supplies of these products or materials were interrupted for any reason (including but not limited to, natural disasters, labor or civil unrest, global health concerns or pandemics or acts of war or terrorism, delays at the manufacturer, delays related to quality control, and delays related to the supply chain),our manufacturing, clinical development or commercial activities of LUMRYZ (or any future product or product candidate) could be delayed. These delays could be extensive and expensive, especially in situations where a substitution was not readily available or required variations of existing regulatory approvals and certifications or additional regulatory approval.

Additionally, our third-party suppliers may not be required to, or may be unable to, provide us with any guaranteed minimum production levels or have sufficient dedicated capacity for our drug. Failure to obtain adequate supplies in a timely manner could have a material adverse effect on our business, financial condition and results of operations.

We contract with third parties for the manufacture of LUMRYZ for clinical testing and commercialization, and expect to continue to do so for any future products and product candidates. This reliance on third parties increases the risk that we will not have sufficient quantities of LUMRYZ or any future products or product candidates, or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not currently own or operate, nor do we have any plans to establish in the future, any manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture of LUMRYZ for clinical testing and commercial manufacture of LUMRYZ as well as any other future products and product candidates we develop. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development and commercialization efforts.

The facilities used by CDMOs generally must be inspected by the FDA pursuant to pre-approval inspections conducted as a part of the FDA’s review of an NDA. We do not control the manufacturing process of, and will be completely dependent on, our CDMOs for compliance with cGMPs in connection with the manufacture of LUMRYZ and any future products and product candidates. If our CDMOs cannot successfully manufacture materials that conform to our specifications and the strict regulatory requirements of the FDA and any other applicable regulatory authorities, they will not be able to pass regulatory inspections and/or maintain regulatory compliance for their manufacturing facilities. In addition, we have no control over the ability of our CDMOs to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority finds deficiencies with or does not approve these facilities for the manufacture of LUMRYZ or any future products or product candidates, or if it finds deficiencies or withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to market LUMRYZ or any future product or develop and obtain regulatory approval for any future product candidates, if granted final approval by the FDA or other applicable regulatory authority.

CDMOs upon whom we rely are also required to comply with the CSA, DEA regulations and other applicable controlled substance laws, regulations and requirements in other countries, where applicable, including those relating to licensing and registration requirements. The inability of our CDMOs to maintain compliance with applicable controlled substance laws, regulations and requirements and obtain and maintain the necessary licenses and registrations could have a material adverse effect on our business, including our clinical trials, commercial activities, financial position and results of operations.

If any CDMO with whom we contract fails to perform its obligations, we may be forced to enter into an agreement with a different CDMO, which we may not be able to do on reasonable terms, if at all. In such scenario, our clinical trials or commercial supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture a product or product candidate may be unique or proprietary to the original CDMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CDMOs for any reason, we will be required to verify that the new CDMO maintains facilities and procedures that comply with quality standards and with all applicable regulations, including those relating to controlled substances. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce a product or product candidate according to the specifications previously submitted to or approved by the FDA or other regulatory authority. The delays associated with the verification of a new CDMO could negatively affect our ability to commercialize a product or develop a product candidate in a timely manner or within budget. Furthermore, a CDMO may possess technology related to the manufacture of a product or product candidate that such CDMO owns independently. This would increase our reliance on such CDMO and may require us to obtain a license from such CDMO in order to have another CDMO manufacture the product or product candidate. In addition, in the case of CDMOs that supply a product or product candidate, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our supply from the prior CDMO and that of any new manufacturer.

Further, our failure, or the failure of our third party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business and supplies of a product or product candidates.

We may be unable to establish agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•reliance on the third party for regulatory compliance and quality assurance;
•the possible breach of the manufacturing agreement by the third party;
•the possible misappropriation of our proprietary information, including our trade secrets and know-how; and
•the possible termination or non-renewal of the agreement by the third party at a time that is costly or inconvenient for us.

A product or product candidate we develop may compete with other product candidates and approved products of other parties for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. Any performance failure on the part of our existing or future manufacturers could delay clinical development, marketing approval or commercialization efforts. If our current CDMOs cannot perform as agreed, we may be required to replace such manufacturers. We may incur added costs and delays in identifying and qualifying any such replacement. Our current and anticipated future dependence upon others for the manufacture of LUMRYZ and any future products may adversely affect our future profit margins and our ability to commercialize such products on a timely and competitive basis.

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

We are highly dependent on the expertise of Gregory Divis, our Chief Executive Officer, Thomas McHugh, our Chief Financial Officer, and Richard Kim, our Chief Commercial Officer, as well as the other key members of our management, legal, scientific, clinical and commercial team. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

We have substantially increased our number of employees over the last year, and we expect to expand our organization as a result of the commercialization of LUMRYZ. As a result, we may experience difficulties in managing this growth, which could disrupt our operations.

As of December 31, 2023, we had 154 full-time employees. Our full-time employee base increased substantially in 2023 to advance the commercialization of LUMRYZ in the U.S. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to recognize and/or grow revenues could be reduced and we may not be able to execute our business strategy. Our future financial performance and our ability to commercialize LUMRYZ and compete effectively will depend, in part, on our ability to effectively manage any future growth.

We rely on third parties to conduct our clinical trials, and if they do not properly and successfully perform their contractual, legal and regulatory duties, we may not be able to obtain regulatory approvals for or commercialize any future product candidates.

We rely on CROs and other third parties to assist us in designing, managing, monitoring and otherwise carrying out our clinical trials, including with respect to site selection, contract negotiation and data management. We do not control these third parties and, as a result, they may not treat our clinical trials as a high priority, which could result in delays. We are responsible for confirming that each of our clinical trials is conducted in accordance with its general investigational plan and protocol, as well as the FDA’s and foreign regulatory agencies’ requirements, commonly referred to as good clinical practices, for conducting, recording and reporting the results of clinical trials to ensure that the data and results are credible and accurate and that the trial participants are adequately protected. The FDA and foreign regulatory agencies enforce good clinical practices through periodic inspections of trial sponsors, principal investigators and trial sites. If we, CROs or other third parties assisting us or our trial sites fail to comply with applicable good clinical practices, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or its non-U.S. counterparts may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA or foreign regulatory agencies will determine that any of our clinical trials comply with good clinical practices.

If third parties do not successfully carry out their duties under their agreements with us, if the quality or accuracy of the data they obtain is compromised due to failure to adhere to our clinical protocols, including dosing requirements, or regulatory requirements, or if they otherwise fail to comply with clinical trial protocols or meet expected deadlines, our clinical trials may not meet regulatory requirements. If our clinical trials do not meet regulatory requirements or if these third parties need to be replaced, our clinical trials may be extended, delayed, suspended or terminated. If any of these events occur, we may not be able to obtain regulatory approval of any future product candidates or succeed in our efforts to create approved line extensions for certain of our existing products or generate additional useful clinical data in support of these products.

If we or our partners fail to comply with these laws and regulations, the FDA, or other foreign regulatory agencies, may take actions that could significantly restrict or prohibit commercial distribution of LUMRYZ or the clinical development of any future product candidates. If the FDA or other foreign regulatory authorities determine we are not in compliance with these laws and regulations, they could, among other things:

•issue warning letters;
•impose fines;
•seize products or request or order recalls;
•issue injunctions to stop future sales of products;
•refuse to permit products to be imported into, or exported out of a particular country;
•suspend or limit our production;
•withdraw or vary approval of marketing applications;
•withdraw approval of marketing applications; and
•initiate criminal prosecutions.

We may rely on collaborations with third parties to commercialize LUMRYZ and any future products. Such strategy involves risks that could impair our prospects for realizing profits from such products.

We expect that commercialization of LUMRYZ and any future products outside of the U.S. may require collaboration with third-party partners involving strategic alliances, licenses, product divestitures or other arrangements. We may not be successful in entering into such collaborations on favorable terms, if at all, or our collaboration partners may not adequately perform under such arrangements, and as a result our ability to commercialize these products will be negatively affected and our prospects will be impaired.

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s own evaluation of a potential collaboration. Such factors a potential collaborator will use to evaluate a collaboration may include the design or results of clinical trials, the likelihood of final approval by foreign regulatory authorities, the potential market for LUMRYZ or any future products, the potential of competing products, the existence of uncertainty with respect to our ownership of our intellectual property, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative products, product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for LUMRYZ or any future product or product candidates. The terms of any additional collaborations or other arrangements that we may establish may not be favorable to us.

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

We may not be able to negotiate additional collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of any future product candidates for which we are seeking to collaborate, reduce or delay its development program, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to develop future drug candidates, commercialize LUMRYZ outside of the U.S. or bring any future products to market and generate product revenue.

In addition, any future collaborations we enter into may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources they will apply to these collaborations. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the product development process or commercializing the applicable product and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither party has final decision-making authority. Collaborations with pharmaceutical or biotechnology companies and other third parties often are terminated or allowed to expire by the other party. Any such termination or expiration would adversely affect us financially and could harm our business reputation.

Risks Related to Our Intellectual Property

If we cannot adequately protect our intellectual property and proprietary information, we may be unable to effectively compete.

Our success depends, in part, on our ability to obtain and enforce patents and other intellectual property rights for LUMRYZ, as well as future products, product candidates and technology (including our drug delivery technologies) and to preserve our trade secrets and other proprietary information. If we cannot do so, our competitors may exploit our technologies and deprive us of the ability to realize revenues and profits from our LUMRYZ, future products and product candidates, and technologies.

To the extent our product and any future products and product candidates may benefit from protections afforded by patents, we face the risk that patent law relating to the scope of claims in the pharmaceutical and biotechnology fields is continually evolving and can be the subject of uncertainty and may change in a way that would limit protection. If challenged, a court or other body may determine that our patents may not be valid or enforceable. For example, our patents may not protect us against challenges by companies that submit drug marketing applications to the FDA, or the competent authorities of EU Member States or other jurisdictions in which we may attempt to compete, in particular, where such applications rely, at least in part, on safety and efficacy data from our product or any future product or product candidate. In addition, competitors may obtain patents that may have an adverse effect on our ability to conduct business, or they may discover ways to circumvent our patents. The scope of any patent protection may not be sufficiently broad to cover our product or any future product or product candidate, or to exclude competing products. Any patent applications we have made or may make relating to our potential products or technologies may not result in patents being issued. Even after issuance, our patents may be challenged in the courts or patent offices in the U.S. and elsewhere. Such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical product candidates, or limit the duration of the patent protection of LUMRYZ or a future product or product candidate. Further, patent protection once obtained is limited in time, after which competitors may use the claimed invention without obtaining a license from us. Because of the time required to obtain regulatory marketing approval, the remaining period of effective patent protection for a marketed product is frequently substantially shorter than the full duration of the patent. While a patent term extension can be requested under certain circumstances, the grant of such a request is not guaranteed.

Our partnerships with third parties expose us to risks that they will claim intellectual property rights on our inventions or fail to keep our unpatented inventions and proprietary information confidential.

If we are unable to protect the confidentiality of our trade secrets, the value of our technology could be materially adversely affected and our business would be harmed.

We also rely on trademarks, copyrights, trade secrets and know-how to develop, maintain and strengthen our competitive position.

We rely, in part, on confidentiality agreements with our employees, suppliers, consultants, advisors and partners to protect trade secrets, know-how and proprietary information related to, for example, current and future products, product candidates, and manufacturing processes. These agreements may not provide adequate protection for our trade secrets, know-how and other proprietary information in the event of any unauthorized use or disclosure, or if others lawfully develop the information. If these agreements are breached, we cannot be certain we will have adequate remedies. Further, we cannot guarantee that third parties will not know, discover or independently develop equivalent trade secrets, know-how or other proprietary information, or that they will not gain access to our trade secrets, know-how or other proprietary information or disclose same to the public. Therefore, we cannot guarantee we can maintain and protect our trade secrets, know-how and other proprietary information. Misappropriation or other loss of our intellectual property would adversely affect our competitive position and may cause us to incur substantial litigation or other costs.

If we and our partners do not adequately protect the trademarks and trade names for our current and future products, then we and our partners may not be able to build name recognition in our markets of interest and our business may be adversely affected.

Our competitors or other third parties may challenge, infringe or circumvent the trademarks or trade names for our current and future products. We and our partners may not be able to protect these trademarks and trade names. In addition, if the trademark or trade name for a product infringes the valid rights of others, we or our partners may be forced to stop using the trademark or trade name, which we need for name recognition in our markets of interest. If we cannot establish name recognition based on our trademarks and trade names, we and our partners may not be able to compete effectively, and our business may be adversely affected.

Changes in U.S. or ex-U.S. patent laws could diminish the value of patents in general, thereby impairing our ability to protect current and future products.

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

Third parties may claim that our current or future product infringes their rights, and we may incur significant costs resolving these claims. Additionally, legal proceedings related to such claims could materially delay or otherwise adversely affect commercialization plans related to such product.

Third parties may claim infringement of their patents and other intellectual property rights by the manufacture, use, import, offer for sale or sale of a commercial product. Further, in connection with us seeking regulatory approval for a product candidate, a third party may allege that our product candidate infringes its patents or other intellectual property rights and file suit to delay/prevent regulatory approval and/or commercialization of such product. In response to any claim of infringement, we may choose or be forced to seek licenses, defend infringement actions or challenge the validity or enforceability of those patent rights in court or administrative proceedings. If we cannot obtain required licenses on commercially reasonably terms, or at all, are found liable for infringement or are not able to have such patent rights declared invalid or unenforceable, our business could be materially harmed. We may be subject to claims (and even held liable) for significant monetary damages (including enhanced damages and/or attorneys’ fees), encounter significant delays in bringing products to market or be precluded from the manufacture, use, import, offer for sale or sale of products or methods of drug delivery covered by the patents of others. Even if a license is available, it may not be available on commercially reasonable terms or may be non-exclusive, which could result in our competitors gaining access to the same intellectual property. We may not have identified, or be able to identify in the future, U.S. or non-U.S. patents that pose a risk of potential infringement claims.

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

Parties making claims against us may be able to sustain the costs of patent litigation more effectively than we can because they have substantially greater resources. In addition, any claims, with or without merit, that our product, future products or future product candidates infringe proprietary rights of third parties could be time-consuming, result in costly litigation or divert the efforts of our technical and management personnel, any of which could disrupt our relationships with our partners and could significantly harm our financial positions and operating results.

An NDA submitted under Section 505(b)(2) subjects us to the risk that we may be subject to a patent infringement lawsuit that would delay or prevent the review or approval of any future product candidates.

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

For 505(b)(2) NDAs, the patent certification and related provisions of the Hatch-Waxman Amendments apply. Accordingly, if the applicant relies for approval on the safety or effectiveness information for a previously approved drug, referred to as a listed drug, the applicant is required to include patent certifications in its 505(b)(2) NDA regarding any applicable patents covering the listed drug. If there are applicable patents listed in the FDA publication Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book, for the listed drug, and the applicant seeks to obtain approval prior to the expiration of one or more of those patents, the applicant is required to submit a Paragraph IV certification indicating their belief that the relevant patents are invalid or unenforceable or will not be infringed by the manufacture, import, use, offer for sale or sale of the product that is the subject of the 505(b)(2) application. Otherwise, the 505(b)(2) NDA cannot be approved by the FDA until the expiration of any patents listed in the Orange Book for the listed drug. There can be no assurance that we will not be required to submit a Paragraph IV certification in respect of any future product candidates for which we seek approval under Section 505(b)(2).

Following any Paragraph IV certification that may be required, an applicant will be required to provide notice of that certification to the NDA holder and patent owner. Under the Hatch-Waxman Amendments, the patent owner may file a patent infringement lawsuit after receiving such notice. If a patent infringement lawsuit is filed within 45 days of the patent owner’s or NDA holder’s receipt of notice (whichever is later), a one-time, automatic stay of the FDA’s ability to approve the 505(b)(2) NDA is triggered, which typically extends for 30 months unless patent litigation is resolved in favor of the Paragraph IV filer, the patent is removed from FDA’s orange book or the patent expires before that time. Accordingly, we may invest a significant amount of time and expense in the development of one or more product candidates only to be subject to significant delay and patent litigation before such product candidates, if approved, may be commercialized, if at all.

In addition, a 505(b)(2) NDA will not be approved until any applicable non-patent exclusivity listed in the Orange Book for the listed drug, or for any other drug with the same protected conditions of approval as our product, has expired. The FDA also may require us to perform one or more additional clinical trials or measurements to support the change from the listed drug, which could be time consuming and could substantially delay our achievement of regulatory approval. The FDA also may reject any future 505(b)(2) NDAs and require us to submit traditional NDAs under Section 505(b)(1), which would require extensive data to establish safety and effectiveness of the product for the proposed use and could cause delay and additional costs. In addition, the FDA could reject any future 505(b)(2) application and require us to submit a Section 505(b)(1) NDA or a Section 505(j) ANDA if, before the submission of our 505(b)(2) application, the FDA approves an application for a product that is pharmaceutically equivalent to ours and determines that our product is inappropriate for review through the 505(b)(2) pathway. These factors, among others, may limit our ability to commercialize any future product candidates, if approved, successfully.

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

Patent terms may be inadequate to protect the competitive position of our product or any future products for an adequate amount of time.

Patents have a limited lifespan. In the U.S., if all maintenance fees are timely paid, the natural expiration of a utility patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product or any future products are obtained, once the patent life has expired, we may be open to competition from competitive products, including generics or biosimilars. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates, if approved, are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

Filing, prosecuting and defending patents on our product and any future products and product candidates in all countries throughout the world would be prohibitively expensive, and intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may also export infringing products to territories where we have patent protection, but enforcement is not as strong as that in the U.S. These products may compete with our product and any future products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in non-U.S. jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property protection, which could make it difficult for us to stop infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in non-U.S. jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property we develop or license.

Risks Related to Our Business and Industry

Our business could be adversely affected by the effects of health epidemics, in regions where we or third parties on which we rely have significant manufacturing facilities, concentrations of potential clinical trial sites or other business operations.

Health epidemics in regions where we have concentrations of potential clinical trial sites or other business operations could adversely affect our business, including by causing significant disruption in the operations of third parties upon whom we rely. For example, the COVID-19 pandemic presented a substantial public health and economic challenge around the world and affected employees, patients, communities and business operations, as well as the economy and financial markets.

Health epidemics could continue to produce significant and prolonged disruption of, or volatility in, global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, to the extent the lingering effects of the COVID-19 pandemic adversely affect our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this “Risk Factors” section.

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, ongoing military conflicts, including the conflict between Russia and Ukraine and the conflict in Israel, and high inflation and rising interest rates, any of which could have a material adverse effect on our business, financial condition and results of operations.

U.S. and global markets are experiencing volatility and disruption caused by economic uncertainty, including as a result of the ongoing Russia-Ukraine conflict and the effects of sanctions imposed on Russia as a result of the conflict, as well as the recent conflict in Israel and the Gaza Strip. In February 2022, a full-scale military invasion of Ukraine by Russian troops began. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine has led to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, which has contributed to record inflation globally. In addition, global markets may experience additional disruptions as a result of the current armed conflict in Israel and the Gaza Strip, with Israel having declared war on Hamas, a U.S. designated Foreign Terrorist Organization, due to recent attacks. We are continuing to monitor inflation, the situations in Ukraine and Israel and global capital markets and assessing their potential impact on our business, including the impact on the supply chains we rely on for the manufacture of LUMRYZ or other future product candidates.

Although, to date, our business has not been materially impacted by the events described above, geopolitical tensions, or record inflation, it is impossible to predict the extent to which our operations will be impacted in the short and long term, or the ways in which such matters may impact our business. The extent and duration of the conflicts in Ukraine and Israel, geopolitical tensions, record inflation and resulting market disruptions are impossible to predict but could be substantial. Any such disruptions may also magnify the impact of other risks we face.

Risks Related to Litigation and Legal Matters

We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.

Competitors may infringe our patents or other intellectual property. If we were to initiate legal proceedings against a third party to enforce a patent covering our product or any future product or product candidate, the defendant could counterclaim that the patent is invalid and/or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, written description or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. There is risk that a court could rule in favor of the defendant with respect to such a counterclaim of patent invalidity and/or unenforceability.

Interference or derivation proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms or at all, or if a non-exclusive license is offered and our competitors gain access to the same technology. Our defense of litigation or interference or derivation proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties, or enter into development partnerships that would help us bring future product candidates, if approved, to market.

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

We and companies to which we have licensed or will license any future products or technologies and subcontractors we engage or may engage for services related to the development and manufacturing of our product or any future product candidates are subject to extensive regulation by the FDA and other regulatory authorities. Our and their failure to meet strict regulatory requirements could adversely affect our business.

We, and companies to which we may license any future product or technologies, as well as companies acting as subcontractors for our product developments, including but not limited to non-clinical, pre-clinical and clinical studies, and manufacturing, are subject to extensive regulation by the FDA, other U.S. authorities and equivalent non-U.S. regulatory authorities, particularly the European Commission and the competent authorities of EU Member States. Those regulatory authorities may conduct periodic audits or inspections of the applicable facilities to monitor compliance with regulatory standards, and we remain responsible for the compliance of our subcontractors. If the FDA or another regulatory authority finds failure to comply with applicable regulations, the authority may institute a wide variety of enforcement actions, including:

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

We may face product liability claims related to our product or future products, or claims related to clinical trials for any future product candidates.

The testing, including through clinical trials, manufacturing and marketing, and the use of our product and any future products and product candidates may expose us to potential product liability and other claims. If any such claims against us are successful, we may be required to make significant compensation payments. Any indemnification that we have obtained, or may obtain, from CROs or pharmaceutical and biotechnology companies or hospitals conducting human clinical trials on our behalf may not protect us from product liability claims or from the costs of related litigation. Insurance coverage is expensive and difficult to obtain, and we may be unable to obtain coverage in the future on acceptable terms, if at all. We currently maintain general liability insurance and product liability insurance. We cannot be certain that the coverage limits of our insurance policies or those of our strategic partners will be adequate. If we are unable to obtain sufficient insurance at an acceptable cost, a product liability claim or recall could adversely affect our financial condition.

Similarly, any indemnification we have obtained, or may obtain, from pharmaceutical and biotechnology companies with whom we are manufacturing our current product or developing, or will develop, any future products may not protect us from product liability claims from the consumers of those products or from the costs of related litigation.

If we use hazardous biological and/or chemical materials in a manner that causes injury, we may be liable for significant damages.

Our research, development and manufacturing activities involve the controlled use of potentially harmful biological and/or chemical materials, and are subject to U.S., EU, state, national and local laws and regulations governing the use, storage, handling and disposal of those materials and specified waste products. We cannot completely eliminate the risk of accidental contamination or injury from the use, storage, handling or disposal of these materials, including fires and/or explosions, storage tank leaks and ruptures and discharges or releases of toxic or hazardous substances. These operating risks can cause personal injury, property damage and environmental contamination, and may result in the shutdown of affected facilities and the imposition of civil or criminal penalties. The occurrence of any of these events may significantly reduce the productivity and profitability of a particular manufacturing facility and adversely affect our operating results.

We currently maintain property, business interruption and casualty insurance with limits that we believe to be commercially reasonable but may be inadequate to cover any actual liability or damages.

Risks Related to Ownership of Our Securities

The price of ADSs representing our ordinary shares has been volatile and may continue to be volatile.

The trading price of ADSs representing our ordinary shares has been, and is likely to continue to be, highly volatile. The market value of an investment in ADSs may fall sharply at any time due to this volatility. During the year ended December 31, 2023, the closing sale price of ADSs as reported on the Nasdaq Global Market ranged from $6.41 to $16.48. During the year ended December 31, 2022, the closing sale price of ADSs as reported on the Nasdaq Global Market ranged from $1.07 to $10.00. The market prices for securities of drug delivery, specialty pharma, biotechnology and pharmaceutical companies historically have been highly volatile. Factors that could adversely affect our share price include, among others:

•fluctuations in our operating results;
•the success of our LUMRYZ sales and anticipated product revenue;
•the success of competitive products or technologies;
•announcements of technological partnerships, innovations or new products by us or our competitors;
•actions with respect to the acquisition of new or complementary businesses;
•governmental regulations;
•developments in patent or other proprietary rights owned by us or others;
•public concern as to the safety of drug delivery technologies developed by us or drugs developed by others using our technologies;
•the results of pre-clinical testing and clinical studies or trials by us or our competitors;
•adverse events related to LUMRYZ or any future products or product candidates;

•lack of efficacy of LUMRYZ or any future products or product candidates;
•litigation;
•decisions by our pharmaceutical and biotechnology company partners relating to products that may incorporate our technologies;
•the perception by the market of specialty pharma, biotechnology, and high technology companies generally;
•general market conditions, including the impact of the current financial environment; and
•the dilutive impact of any new equity or convertible debt securities we may issue or have issued.

If we pay dividends, the dividends may be subject to Irish dividend withholding tax.

In certain circumstances, as an Irish tax resident company, we may be required to deduct Irish dividend withholding tax (currently at the rate of 25%) from dividends paid to its shareholders. Shareholders who are resident in the U.S., EU countries (other than Ireland) or other countries with which Ireland has signed a tax treaty (whether the treaty has been ratified or not) generally should not be subject to Irish withholding tax so long as the shareholder (a) where the shareholder is a body corporate, is not under the control of persons resident in Ireland and (b) has provided its broker, for onward transmission to our qualifying intermediary or other designated agent (in the case of shares held beneficially), or us or our transfer agent (in the case of shares held directly), with all the necessary documentation by the appropriate due date prior to payment of the dividend. However, some shareholders may be subject to dividend withholding tax, which could adversely affect the price of ordinary shares and ADSs.

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

Judgments of U.S. courts, including those predicated on the civil liability provisions of the federal securities laws of the U.S., may not be enforceable in Cayman Islands courts.

We have been advised by our Cayman Islands legal counsel, Maples and Calder, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the U.S. predicated upon the civil liability provisions of the securities laws of the U.S. or any State; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the securities laws of the U.S. or any State, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the U.S., the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, and or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

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

In the ordinary course of our business, we collect and store on our networks various intellectual property including our proprietary business information and that of customers, suppliers and business partners. The secure maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information systems and infrastructure may be vulnerable to disruptions such as computer hacking, phishing attacks, ransomware, dissemination of computer viruses, worms and other destructive or disruptive software, attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, investigations by regulatory authorities in the U.S. and EU Member States, disruption to our operations and damage to our reputation, any of which could adversely affect our business.

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

Our management has broad discretion in the use of our cash and may not apply our cash in ways that ultimately increases the value of any investment in our securities. We currently intend to use our cash to fund marketing activities for LUMRYZ, to fund clinical trials for product candidates, to fund research and development activities for potential new product candidates, and for working capital, capital expenditures and general corporate purposes. As in the past, we expect to invest our excess cash in available-for-sale marketable securities, including corporate bonds, U.S. government securities, other fixed income securities and equities; and these investments may not yield a favorable return. If we do not invest or apply our cash effectively, our financial position and the price of ADSs may decline.

We currently do not intend to pay dividends and cannot assure the holders of our ADSs that we will make dividend payments in the future.

We have never declared or paid a cash dividend on any of our ordinary shares or ADSs and do not anticipate declaring cash dividends in the foreseeable future. Declaration of dividends will be at the sole discretion of our Board of Directors and depend upon, among other things, future earnings, if any, the operating and financial condition of our business, our capital requirements, general business conditions and such other factors as our Board of Directors deems relevant.

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

As of December 31, 2023, we had $212,426 of net operating losses in the U.S. Of the $212,426 of net operating losses in the U.S., $10,365 were acquired due to the acquisition of FSC Therapeutics and FSC Laboratories, Inc., (collectively “FSC”) and $195,595 are due to the losses at Avadel US Holdings, Inc. The portion due to the acquisition of FSC will expire in 2034 through 2035 and will not be fully utilized before they expire.

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

As of December 31, 2023, we had approximately $111,647 of net operating losses in Ireland that do not have an expiration date. While these losses do not have an expiration date, substantial changes in the activities performed in these jurisdictions could have an impact on our ability to utilize these tax attributes in the future.

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

We believe that we were not a PFIC for the taxable year ending December 31, 2023 and, based on the expected value of our assets, including any goodwill, and the expected nature and composition of our income and assets, we expect that we will not be a PFIC for our current taxable year. However, our status as a PFIC is a fact-intensive determination subject to various uncertainties, and we cannot provide any assurances regarding our PFIC status for the current, prior or future taxable years.

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

We believe that we were not a CFC in the 2023 taxable year, but that our non-U.S. subsidiaries were CFCs in the 2023 taxable year. We anticipate that our non-U.S. subsidiaries will remain CFCs in the 2024 taxable year, and it is possible that we may become a CFC in the 2024 taxable year or in a subsequent taxable year. The determination of CFC status is complex and includes attribution rules, the application of which is not entirely certain. U.S. Holders should consult their own tax advisors with respect to the potential adverse U.S. tax consequences of becoming a Ten Percent Shareholder in a CFC, including the possibility and consequences of becoming a Ten Percent Shareholder in one or more of our non-U.S. subsidiaries that are anticipated to be treated as CFCs. If we are classified as both a CFC and a PFIC, we generally will not be treated as a PFIC with respect to those U.S. Holders that meet the definition of a Ten Percent Shareholder during the period in which we are a CFC, subject to certain exceptions.

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to compliance requirements, including establishing and maintaining internal controls over financial reporting. We may be exposed to potential risks if we are unable to comply the requirements to maintain internal controls over financial reporting or if we identify material weaknesses.

As a company, publicly-listed in the U.S., we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the listing rules of the Nasdaq Stock Market ("Nasdaq"), and incur significant legal, accounting and other expenses to comply with applicable requirements. These rules impose various requirements on public companies, including requiring certain corporate governance practices. Our management and other personnel devote a substantial amount of time to these requirements. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly.

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

Sales of a substantial number of ADSs by us or existing security holders in the public market or the perception that these sales might occur could depress the market price of ADSs and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of ADSs. In addition, the sale of substantial amounts of ADSs could adversely impact its price. As of February 26, 2024, we had outstanding 90,577 ordinary shares, 5,194 ordinary shares issuable upon conversion of our preferred shares, options to purchase 10,246 ordinary shares or ADSs, with an average exercise price of $7.30, and unsettled restricted shares and performance shares relating to 38 ordinary shares. The sale or the availability for sale of a large number of ADSs in the public market could cause the price of ADSs to decline.

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

Various macroeconomic factors could adversely affect our business and the results of our operations and financial condition, including changes in inflation, interest rates and overall economic conditions and uncertainties such as those resulting from the current and future conditions in the global financial markets. Recent supply chain constraints have led to higher inflation, which if sustained could have a negative impact on any future product candidate development, commercialization activities for LUMRYZ and any future products, and operations. If inflation or other factors were to significantly increase our business costs, our ability to develop our current pipeline and new therapeutic products may be negatively affected. Interest rates, the liquidity of the credit markets and the volatility of the capital markets could also affect the operation of our business and our ability to raise capital on favorable terms, or at all, in order to fund our operations. Similarly, these macroeconomic factors could affect the ability of our third-party suppliers and manufacturers to manufacture clinical trial and commercial materials.

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

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, the Federal Deposit Insurance Corporation (“FDIC”) and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program. Additionally, there is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

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

Item 1B.    Unresolved Staff Comments.
None.

Item 1C.    Cybersecurity.
Cybersecurity Risk Management and Strategy

At Avadel, we recognize the importance of assessing, identifying, and managing risks from cybersecurity threats. We have implemented a cybersecurity risk management process in accordance with our risk profile and business that is informed by industry standards.

We maintain cybersecurity policies and procedures as part of our overall risk management process. We leverage the support of third-party information technology and security providers, including for periodic security testing and risk assessments which are designed to identify, assess, and manage cybersecurity risks. We perform cybersecurity risk analyses of select third-party service providers and maintain an incident response and notification plan designed to assist us in identifying, responding to, and recovering from cybersecurity incidents.

We did not experience any material cybersecurity threats or incidents for the year ended December 31, 2023.

Governance Related to Cybersecurity Risk

Our Senior Director of Information Technology (“IT”), who reports to the Chief Financial Officer, is responsible for the strategic leadership and direction of the Company’s cybersecurity program. The Senior Director of IT has over 30 years of professional experience in IT, including the development of data protection strategies, identification of cybersecurity matters, management of IT environments, (including corresponding data relied on in the environment), and timely deployment of responses to cybersecurity incidents. Further, the Senior Director of IT has education related qualifications specific to cybersecurity, including a Master of Science in Cybersecurity Management.

As part of the Company’s incident response and notification plan, the Senior Director of IT has a process to assess potential cybersecurity incidents through a cybersecurity incident decision matrix. The Senior Director of IT escalates cybersecurity incidents to our Cybersecurity Response Committee, which consists of key members of executive management. The Cybersecurity Response Committee, informed by information and recommendations from the Senior Director of IT, determines appropriate actions and responses, as needed.

The audit committee of our Board of Directors has responsibility for oversight of the Company’s cybersecurity risk management and receives cybersecurity updates from management at regularly scheduled meetings.

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

Item 3.        Legal Proceedings.
For information regarding legal proceedings we are involved in, see Note 14: Contingent Liabilities and Commitments to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

As of February 26, 2024, there were 90,577 ordinary shares outstanding, and our closing stock price was $12.99 per share.

Holders

As of February 26, 2024, there were 58 holders of record of our ordinary shares and accounts registered with The Bank of New York Mellon, the Depositary of our ADS program, as holders of ADSs, one of which is registered to the Depositary Trust Corporation (“DTC”). Because our ADSs are generally held of record by brokers, nominees and other institutions as participants in DTC on behalf of the beneficial owners of such ADSs, we are unable to estimate the total number of beneficial owners of the ADSs held by these record holders.

Dividends
We have never declared or paid a cash dividend on any of our shares and do not anticipate declaring cash dividends in the foreseeable future.
Equity Compensation Plan
The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the year ended December 31, 2023.

Recent Sales of Unregistered Securities

None.

Irish taxes applicable to U.S. holders

The following is a general summary of the main Irish tax considerations applicable to the purchase, ownership and disposition of our ordinary shares by U.S. holders. It is based on existing Irish law and practices in effect on February 26, 2024, and on correspondence with the Irish Revenue Commissioners. Legislative, administrative or judicial changes may modify the tax consequences described below.

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

Withholding tax on dividends

While we have no current plans to pay dividends, dividends on our ordinary shares would generally be subject to Irish dividend withholding tax (“DWT”) at 25%, unless an exemption applies. In advance of payment of any dividends, we intend to seek confirmation from the Irish Revenue Commissioners that dividends on our ordinary shares that are owned by residents of the U.S. and held beneficially through the Depositary Trust Company (“DTC”) would not be expected to be subject to DWT provided that the address of the beneficial owner of the ordinary shares in the records of the broker is in the U.S.

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

Stamp duty

Irish stamp duty may become payable in respect of ordinary share transfers. However, a transfer of our ordinary shares from a seller who holds shares through DTC to a buyer who holds the acquired shares through DTC should not be subject to Irish stamp duty. A transfer of our ordinary shares (i) by a seller who holds ordinary shares outside of DTC to any buyer, or (ii) by a seller who holds the ordinary shares through DTC to a buyer who holds the acquired ordinary shares outside of DTC, may be subject to Irish stamp duty, which is currently at the rate of 1% of the price paid or the market value of the ordinary shares acquired, if greater. The person accountable for payment of stamp duty is the buyer or, in the case of a transfer by way of a gift or for less than market value, all parties to the transfer.

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

Share Performance Graph

The following graph compares the cumulative 5-year return provided to shareholders of Avadel’s ADSs relative to the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Biotechnology Index. We believe these indices are the most appropriate indices against which the total shareholder return of Avadel should be measured. The Nasdaq Biotechnology Index has been selected because it is an index of U.S. quoted biotechnology and pharmaceutical companies. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our ADSs and in each of the indexes on January 1, 2019 and our relative performance is tracked through December 31, 2023. The comparisons shown in the graph are based upon historical data and we caution that the stock price performance shown in the graph is not indicative of, or intended to forecast, the potential future performance of our stock.

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act. Notwithstanding any statement to the contrary set forth in any of our filings under the Securities Act or the Exchange Act that might incorporate future filings, including this Annual Report on Form 10-K, in whole or in part, this performance graph shall not be incorporated by reference into any such filings except as may be expressly set forth by specific reference in any such filing.

Item 6.        Reserved.

Not Applicable.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(In thousands, except per share data)
You should read the discussion and analysis of our financial condition and results of operations set forth in this Item 7 together with our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties, and reference is made to the “Cautionary Disclosure Regarding Forward-Looking Statements” set forth immediately following the Table of Contents of this Annual Report on Form 10-K for further information on the forward looking statements herein. In addition, you should read the “Risk Factors” section of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Annual Report on Form 10-K.

Information pertaining to fiscal year 2021 was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, on pages 69 through 82, under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed with the SEC on March 29, 2023.

Overview
Nature of Operations
Avadel Pharmaceuticals plc (Nasdaq: AVDL) (“Avadel,” the “Company,” “we,” “our,” or “us”) is a biopharmaceutical company. LUMRYZ is an extended-release formulation of sodium oxybate indicated to be taken once at bedtime for the treatment of cataplexy or EDS in adults with narcolepsy.

As of the date of this Annual Report, LUMRYZ is the only commercialized product in our portfolio. We continue to evaluate opportunities to expand our product portfolio.

LUMRYZ

LUMRYZ was approved by the FDA on May 1, 2023 for the treatment of cataplexy or EDS in adults with narcolepsy. In approving LUMRYZ, the FDA required a REMS for LUMRYZ to help ensure that the benefits of the drug in the treatment of cataplexy and EDS in adults with narcolepsy outweigh the risks of serious adverse outcomes resulting from inappropriate prescribing, misuse, abuse, and diversion of the drug. Under this REMS, healthcare providers who prescribe the drug must be specially certified; pharmacies that dispense the drug must be specially certified; and the drug must be dispensed only to patients who have enrolled in the LUMRYZ REMS and completed all REMS requirements including documentation of safe use conditions, among other requirements. Additionally, with its approval, the FDA also granted seven years of orphan drug exclusivity to LUMRYZ for the treatment of cataplexy or EDS in adults with narcolepsy due to a finding of clinical superiority of LUMRYZ relative to currently marketed oxybate treatments. In particular, the FDA found that LUMRYZ makes a major contribution to patient care over currently marketed, twice-nightly oxybate treatments by providing a once-nightly dosing regimen that avoids nocturnal arousal to take a second dose. The orphan exclusivity will continue until May 1, 2030. In June 2023, we announced the U.S. commercial launch of LUMRYZ for the treatment of cataplexy or EDS in adults living with narcolepsy.

Numerous LUMRYZ-related U.S. patents have been issued having expiration dates spanning from mid-2037 to early-2042, and there are additional patent applications currently in development and/or pending at the U.S. Patent and Trademark Office (“USPTO”), as well as foreign patent offices. We currently have numerous Orange Book listed patents.

We submitted a Supplemental New Drug Application (“sNDA”) for LUMRYZ in the pediatric narcolepsy population in November 2023. The sNDA was accepted by the FDA in January 2024 and an approval decision is expected in September 2024.

With respect to clinical data generated for LUMRYZ, we conducted a Phase 3 clinical trial of LUMRYZ (the “REST-ON trial”), which was a randomized, double-blind, placebo-controlled study that enrolled 212 patients who received at least one dose of LUMRYZ or placebo, and was conducted in clinical sites in the U.S., Canada, Western Europe and Australia. Positive top line data from the REST-ON trial were announced on April 27, 2020.

Additionally, our open-label extension/switch study of LUMRYZ (“RESTORE”) examined the long-term safety and maintenance of efficacy of LUMRYZ in patients with narcolepsy who participated in the REST-ON trial, as well as dosing and preference data for patients who switched from twice-nightly sodium oxybate to once-at-bedtime LUMRYZ, regardless of whether they participated in the REST-ON trial. In May 2021, inclusion criteria were expanded to allow for oxybate naïve patients to enter the study. An interim safety analysis from the ongoing RESTORE study showed that LUMRYZ has generally been well-tolerated, with some patients receiving therapy for more than 18 months. In addition, interim data from RESTORE were presented demonstrating that a high proportion of patients switching from twice-nightly oxybate formulations had difficulty in taking the second dose, with a high proportion (92.5%) stating a preference for the once-at-bedtime dosing regimen and that most participants switching from twice-nightly oxybate formulations had a stable dose equal to their starting dose. Subsequent interim data showed a preference (94.0%) for the once-at-bedtime dosing regimen. The last patient visit occurred in October 2023.

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

Additional peer-reviewed publications have included data on improvement on disturbed nocturnal sleep (“DNS”), the first DCE and a Plain Language Summary reviewing sodium oxybate and cardiovascular health, which did not identify a signal of cardiovascular disease in the over twenty years that sodium oxybate has been available.

At the 2023 SLEEP meeting, additional LUMRYZ data, including post-hoc analyses from the pivotal REST-ON trial, interim data from the open-label RESTORE study and real-world evidence regarding sodium oxybate utilization and co-morbidities were presented. At the World Sleep meeting in October 2023, these data were presented as encores, along with new post-hoc analyses from the REST-ON trial showing additional clinical efficacy data for LUMRYZ.

A second DCE among clinicians was published in May 2023, showing the dosing regimen was the most important driver of choice, with once-nightly preferred. Post-hoc analyses of narcolepsy Type 1 (“NT1”) and Type 2 (“NT2”) were also published, demonstrating consistent improvements regardless of narcolepsy type. A third plain language summary has been published; most recently evaluated the improvements of LUMRYZ on DNS.

We believe LUMRYZ has the potential to demonstrate improved dosing compliance, safety, and patient satisfaction over other treatment options for cataplexy or EDS in patients with narcolepsy.

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

Financial Highlights

Highlights of our consolidated results for the year ended December 31, 2023 are as follows:

•Net product revenue was $27,963 for the year ended December 31, 2023. LUMRYZ was approved by the FDA on May 1, 2023 and we began shipping product to our customers in June 2023.

•Operating loss was $137,849 for the year ended December 31, 2023 compared to operating loss of $98,561 for the year ended December 31, 2022. Selling, general & administrative expenses increased $77,189 during the year ended December 31, 2023, driven by increased headcount and costs associated with the commercial launch of LUMRYZ and higher legal fees. Research and development expenses decreased $7,439 during the year ended December 31, 2023, driven by lower pre-commercial LUMRYZ related costs of $11,500 that we began capitalizing to inventory in May 2023 upon FDA approval of LUMRYZ. Prior to FDA approval these costs were recorded as research and development expense. This was offset by an increase of $3,300 in pre-commercial product related costs for new research and development activity.

•Net loss was $160,276 for the year ended December 31, 2023 compared to net loss of $137,464 in the same period last year.

•Diluted net loss per share was $2.00 for the year ended December 31, 2023 compared to diluted net loss per share of $2.29 in the same period last year.

•Cash, cash equivalents and marketable securities increased by $8,612 to $105,111 at December 31, 2023 from $96,499 at December 31, 2022. This increase was driven primarily by net proceeds of $134,151 received in exchange for issuing 12,205 ordinary shares, nominal value $0.01 per share (“Ordinary Shares”) in the form of ADSs and 4,706 Series B Non-Voting Convertible Preferred Shares (“Series B Preferred Shares”) in the April 3, 2023 public offering, proceeds of $30,000 received for the first tranche of the royalty purchase agreement, net proceeds of $11,913 from the sale of ADSs through an Open Market Sale AgreementSM with Jefferies LLC (“Jefferies”) with respect to an at-the-market offering program (“ATM Program”) under which we may offer and sell our ADSs through Jefferies as our sales agent and $2,293 of proceeds from stock option exercises and employee share purchase plan issuances, offset by net cash used in operating activities of $128,511, cash settlement of $17,500 for our 4.50% exchangeable senior notes that matured in February 2023 (the “February 2023 Notes”), cash settlement of $21,165 for our 4.50% exchangeable senior notes that matured in October 2023 (the “October 2023 Notes”) and debt issuance costs of $4,357.

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

Rebates

Rebates and other fees represent the estimated obligations resulting from agreements with payors. We estimate a reserve for rebates and other fees based on contractual rates and estimates regarding our expectations of future patient utilization rates. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of gross product sales.

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

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover our deferred tax assets in the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income or loss, tax-planning strategies, and results of recent operations. The assumptions about future taxable income or loss require the use of significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. The Company's cumulative loss position is significant negative evidence in assessing the need for a valuation allowance on its deferred tax assets. Given the weight of objectively verifiable historical losses from operations, the Company continues to record a full valuation allowance on its deferred tax assets in 2023. The Company will be able to reverse the valuation allowance when it has shown its ability to generate taxable income on a consistent basis in future periods. The valuation allowance does not have an impact on the Company's ability to utilize any net operating losses or other tax attributes to offset cash taxes payable as these items are still eligible to be used.

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

We have not recorded a deferred tax liability for any income or withholding taxes that may arise as the result of the distribution of unremitted earnings within our Company. As of December 31, 2023, we had unremitted earnings of $3,854 outside of Ireland as measured on a U.S. GAAP basis. Based on our estimates that future domestic cash generation will be sufficient to meet future domestic cash needs along with our specific plans for reinvestment, we have not recorded a deferred tax liability for any income or withholding taxes that may arise from a distribution that would qualify as a dividend for tax purposes. It is not practicable to estimate the amount of deferred tax liability on such remittances, if any. We believe that our estimates for deferred income taxes and the amount of benefits recognized for uncertain tax positions are appropriate based on current facts and circumstances.

Goodwill. Goodwill represents the excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed. We have determined that we operate in a single segment and have a single reporting unit associated with the development and commercialization of pharmaceutical products. We elected to make November 30 the annual impairment assessment date for goodwill. However, we could be required to evaluate the recoverability of goodwill outside of the required annual assessment if, among other things, we experience disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of the business or a sustained decline in market capitalization.

We can test for goodwill impairment by first performing a qualitative assessment to determine whether a quantitative goodwill test is necessary or we can elect to forgo the qualitative assessment and perform the quantitative goodwill test. We elected to perform a qualitative assessment of goodwill in 2023. Upon performing the qualitative assessment of goodwill, qualitative factors are assessed to determine whether it is more likely than not that the fair value is less than the carrying amount. We elected to perform a quantitative goodwill test in 2022. Upon performing the quantitative goodwill test, if the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of goodwill.

Based on the results of the annual qualitative assessment of goodwill for 2023, we concluded it is not more likely than not that the fair value of the reporting unit is less than the carrying amount and therefore, did not perform a quantitative goodwill test or record an impairment.

The Company continuously monitors for events and circumstances that could negatively impact the key assumptions in determining fair value. While the Company believes the judgments and assumptions used in the goodwill impairment assessment are reasonable, different assumptions or changes in general industry or market and macro-economic conditions could change the estimated fair values and, therefore, future impairment charges could be required, which could be material to the consolidated financial statements.

Results of Operations
The following is a summary of our financial results (in thousands, except per share amounts):

	Years Ended December 31,		Change
			2023 vs. 2022
Comparative Statements of Loss:	2023	2022	$	%

Net product revenue	$27,963	$—	$27,963	n/a
Cost of products sold	846	—	846	n/a
Gross profit	27,117	—	27,117	n/a
Operating expenses:			—
Research and development expenses	13,261	20,700	(7,439)	(35.9)%
Selling, general and administrative expenses	151,705	74,516	77,189	103.6%
Restructuring expense	—	3,345	(3,345)	(100.0)%
Total operating expenses	164,966	98,561	66,405	67.4%
Operating loss	(137,849)	(98,561)	(39,288)	39.9%
Investment and other income (expense), net	87	(536)	623	(116.2)%
Interest expense	(9,886)	(12,342)	2,456	(19.9)%
Loss on extinguishment of debt	(13,129)	—	(13,129)	n/a
Loss before income taxes	(160,777)	(111,439)	(49,338)	44.3%
Income tax (benefit) provision	(501)	26,025	(26,526)	(101.9)%
Net loss	$(160,276)	$(137,464)	$(22,812)	16.6%
Net loss per share - diluted	$(2.00)	$(2.29)	$0.29	(12.7)%

	Years Ended December 31,		Change
			2023 vs. 2022
Gross Profit:	2023	2022	$	%

Net product revenue	$27,963	$—	$27,963	n/a
Cost of products sold	846	—	846	n/a
Gross profit	$27,117	$—	$27,117	n/a
Gross profit as a percentage of net product revenue	97.0%	n/a	97.0%	n/a

Net product revenue was $27,963 during the year ended December 31, 2023. LUMRYZ was approved by the FDA on May 1, 2023 and we began shipping product to our customers in June 2023. Products sold during the year ended December 31, 2023 includes inventory that was expensed as research and development prior to FDA approval.

			Change
	Years Ended December 31,		2023 vs. 2022
Research and Development Expenses:	2023	2022	$	%

Research and development expenses	$13,261	$20,700	$(7,439)	(35.9)%

Research and development expenses decreased $7,439 or 35.9% during the year ended December 31, 2023 as compared to the same period in 2022. This decrease was driven by lower pre-commercial LUMRYZ related costs of $11,500 that we began capitalizing to inventory in May 2023 upon FDA approval of LUMRYZ. Prior to FDA approval these costs were recorded as research and development expense. This was offset by an increase of $3,300 in pre-commercial product related costs for new research and development activity.

			Change
	Years Ended December 31,		2023 vs. 2022
Selling, General and Administrative Expenses:	2023	2022	$	%

Selling, general and administrative expenses	$151,705	$74,516	$77,189	103.6%

Selling, general and administrative expenses increased $77,189 or 103.6% during the year ended December 31, 2023 as compared to the same period in 2022. This increase was driven primarily by higher costs associated with the commercial launch of LUMRYZ of $18,800, higher compensation costs of $18,700 due to increased headcount, higher marketing and market research activities of $17,000, and higher legal fees of $15,900. Selling, general, and administrative expenses during the year ended December 31, 2023 also includes a $7,800 cumulative adjustment for certain compensation awards tied to the achievement of performance conditions, which became probable during the year. We also incurred costs related to financing activities of approximately $1,300 in the current period.

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

			Change
	Years Ended December 31,		2023 vs. 2022
Interest Expense:	2023	2022	$	%

Interest expense	$(9,886)	$(12,342)	$2,456	(19.9)%

Interest expense decreased $2,456 or 19.9% for the year ended December 31, 2023 as compared to the same period in 2022. This decrease was driven primarily by a $6,400 decrease in amortization of debt discount and debt issuance costs as a result of the extinguishment of $96,188 of our October 2023 Notes, offset by $3,743 increase in interest expense for our royalty financing obligation. See Note 10: Long-term debt and Note 11: Royalty Financing Obligation to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details.

	Years Ended December 31,		Change
			2023 vs. 2022
Loss on Extinguishment of Debt:	2023	2022	$	%

Loss on extinguishment of debt	$(13,129)	$—	$(13,129)	n/a

Over the course of April 3 and April 4, 2023, we completed an exchange of $96,188 of our $117,375 October 2023 Notes for $106,268 of a new series of 6.0% exchangeable notes due April 2027 (the “April 2027 Notes”). We accounted for the exchange of the October 2023 Notes for the April 2027 Notes as an extinguishment of $96,188 of our October 2023 Notes. We recorded a loss on the extinguishment of $13,129 as a result of the exchange. See Note 10: Long-term debt to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details.

			Change
	Years Ended December 31,		2023 vs. 2022
Income Tax (Benefit) Provision:	2023	2022	$	%

Income tax (benefit) provision	$(501)	$26,025	$(26,526)	(101.9)%
Percentage of loss before income taxes	0.3%	(23.4)%

The income tax benefit was $501 for the year ended December 31, 2023 resulting in an effective tax rate of 0.3%. The income tax provision was $26,025 for the year ended December 31, 2022 resulting in an effective tax rate of (23.4)%. The change in the effective tax rate for the year ended December 31, 2023 when compared to the same period in 2022 is primarily driven by the valuation allowances recorded against net deferred tax assets established beginning in the second quarter of 2022.

Liquidity and Capital Resources
Overview of Sources and Uses of Cash
Our ability to generate revenue started following the launch of LUMRYZ in June 2023. For the twelve month period ending December 31, 2024, we project that our fixed commitments will include (i) payments on our royalty financing obligation, (ii) capital commitments, and (iii) lease payments. We project that our long-term fixed commitments will include (i) payments on our royalty financing obligation, (ii) capital commitments, and (iii) lease payments.
Risk Management
The adequacy of our cash resources depends on the outcome of certain business conditions including the cost of our LUMRYZ ongoing commercial launch, our cost structure, and other factors set forth in “Risk Factors” within Part I, Item 1A of this Annual Report on Form 10-K. We will need to commit substantial resources to support the commercialization of LUMRYZ which could result in future losses or otherwise limit our opportunities or affect our ability to operate our business. Our assumptions concerning the outcome of certain business conditions may prove to be wrong or other factors may adversely affect our business, and as a result we could exhaust or significantly decrease our available cash and marketable securities balances which could, among other things, force us to raise additional funds and/or force us to reduce our expenses, either of which could have a material adverse effect on our business. Additionally, we are unable to estimate the near or long term impacts of inflation, and rising interest rates, which may have a material adverse impact on our business.

We believe our existing cash, cash equivalents and marketable securities, along with cash anticipated from sales of LUMRYZ, provides sufficient capital to meet our operating, royalty obligation and capital requirements for the next twelve months following the date of this Annual Report.

Debt Arrangements

On February 1, 2023, we paid $17,500 in cash to settle the remaining principal balance of our February 2023 Notes.

Over the course of April 3 and April 4, 2023, we completed an exchange of $96,188 of our $117,375 October 2023 Notes for $106,268 of the April 2027 Notes. The remaining $21,187 aggregate principal amount of the October 2023 Notes matured on October 2, 2023 and were settled with a combination of cash and ADSs in October 2023. The aggregate amount of cash and ADSs delivered to holders for the October 2023 Notes, including accrued interest was $21,641 and 408 ADSs, respectively.

On May 31, 2023, we exercised our option to exchange (the “Mandatory Exchange”) $106,268 of aggregate principal amount of the April 2027 Notes, which represents all of the April 2027 Notes outstanding under the Indenture. The aggregate amount of ADSs and cash in respect of accrued and unpaid interest delivered to holders of Notes in the Mandatory Exchange was 12,347 ADSs and $1,470, respectively. The Mandatory Exchange closed on June 26, 2023.

On March 29, 2023, we entered into a royalty purchase agreement (“RPA”) with RTW Investments, L.P. (“RTW”) that could provide the Company up to $75,000 of royalty financing in two tranches. On August 1, 2023, the Company received the first tranche of $30,000. As a result of receiving the first tranche, we are required to make quarterly royalty payments calculated as 3.75% of worldwide net product revenue of LUMRYZ, up to a total payback of $75,000.

Capital Commitments

We have a five year commitment with a contract manufacturer of approximately $2,700 to $4,200 per year as determined by the terms of the agreement with the contract manufacturer.

At December 31, 2023, we have leases for office space and a production suite. We have a current obligation of $1,091 due within one year and a long-term obligation of $1,953 due between January 1, 2025 and December 31, 2028. See Note 9: Leases to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details for further details.

Consolidated Statement of Cash Flows
Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

	Years Ended December 31,		Change
Net Cash (Used In) Provided By	2023	2022	$	%

Operating activities	$(128,511)	$(70,304)	$(58,207)	82.8%
Investing activities	(50,093)	79,698	(129,791)	(162.9)%
Financing activities	135,335	14,543	120,792	830.6%

Operating Activities
Net cash used in operating activities was $128,511 for the year ended December 31, 2023, compared to cash used in operating activities of $70,304 in the prior year. Net cash used in operating activities for the year ended December 31, 2023 was driven by net loss of $160,276 and unfavorable changes in working capital of $2,999, offset by favorable non-cash adjustments of $34,764 due to the loss on extinguishment of debt and share-based compensation expense. For the year ended December 31, 2022, net cash used in operating activities was driven by net loss of $137,464, partially offset by favorable non-cash adjustments of $42,625 and favorable changes in working capital of $24,535.

The December 31, 2022 net favorable change in working capital was driven by the receipt of $29,058 of tax refund claims associated with the carryback of 2019 losses during the period which was offset by the timing of payments made related to our accounts payable and accrual balances.

Investing Activities

Net cash used in investing activities was $50,093 for the year ended December 31, 2023 compared to cash provided by investing activities of $79,698 in the prior year. Net cash used in investing activities for the year ended December 31, 2023 was due to net purchases of marketable securities in excess of proceeds received from the excess of sales of $50,093. Net cash provided by investing activities for the year ended December 31, 2022 was driven by net proceeds from sales of marketable securities of $80,414.

Financing Activities

Net cash provided by financing activities was $135,335 for the year ended December 31, 2023 compared to cash provided by financing activities of $14,543 in the prior year. Net cash provided by financing activities for the year ended December 31, 2023 was a result of net proceeds of $134,151 received in exchange for issuing 12,205 ordinary shares and 4,706 Series B Preferred Shares in the April 3, 2023 public offering, proceeds of $30,000 received for the first tranche of the RPA, net proceeds of $11,913 from the sale of ADSs through the ATM Program and $2,293 of proceeds from stock option exercises and employee share purchase plan issuances, offset by settlement of the October 2023 Notes of $21,165, settlement of the February 2023 Notes of $17,500 and debt issuance costs of $4,357. Net cash provided by financing activities for the year ended December 31, 2022 was driven by net proceeds of $25,318 from the sale of ADSs through the ATM program and $2,682 of proceeds from stock option exercises and employee share purchase plan issuances, offset by the payment of $8,653 for the early extinguishment of a portion of the February 2023 Notes in November 2022 and payment of $4,804 of debt issuance costs.

Other Matters
Litigation
We are subject to potential liabilities generally incidental to our business arising out of present and future lawsuits and claims related to product liability, personal injury, contract, commercial, intellectual property, tax, employment, compliance and other matters that arise in the ordinary course of business. We accrue for potential liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. At December 31, 2023 and December 31, 2022, there were no contingent liabilities with respect to any litigation, arbitration or administrative or other proceeding that are reasonably likely to have a material adverse effect on our consolidated financial position, results of operations, cash flows or liquidity. For information regarding legal proceedings we are involved in, see Note 14: Contingent Liabilities and Commitments to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Foreign Exchange Risk

We are exposed to foreign currency exchange risk as the functional currency financial statements of a non-U.S. subsidiary is translated to U.S. dollars. The assets and liabilities of this non-U.S. subsidiary having a functional currency other than the U.S. dollar is translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and at the average exchange rate for the reporting period for revenue and expense accounts. The cumulative foreign currency translation adjustment is recorded as a component of accumulated other comprehensive loss in shareholders’ equity (deficit). The reported results of this non-U.S. subsidiary will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. Our primary currency translation exposure is related to one subsidiary that has functional currencies denominated in euro. A 10% strengthening/weakening in the rates used to translate the results of our non-U.S. subsidiaries that have functional currencies denominated in euro as of December 31, 2023 would have had an immaterial impact on net loss for the year ended December 31, 2023.

Transactional exposure arises where transactions occur in currencies other than the functional currency. Transactions in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction. The resulting monetary assets and liabilities are translated into the appropriate functional currency at exchange rates prevailing at the balance sheet date and the resulting gains and losses are reported in investment and other income (expense), net in the consolidated statements of loss. As of December 31, 2023, our primary exposure is to transaction risk related to euro net monetary assets and liabilities held by subsidiaries with a U.S. dollar functional currency. Realized and unrealized foreign exchange gains resulting from transactional exposure were immaterial for the year ended December 31, 2023.

Inflation Risk

Inflation generally affects us by increasing our costs of labor and supplies and the costs of our third parties we rely on for the development, manufacture and supply of our products. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the year ended December 31, 2023. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the near future (especially if inflation rates continue to rise) due to an impact on the costs to conduct clinical trials, the costs to commercially launch LUMRYZ, labor costs we incur to attract and retain qualified personnel, and other operational costs. Inflationary costs could adversely affect our business, financial condition and results of operations.

Item 8.         Financial Statements and Supplementary Data.

AVADEL PHARMACEUTICALS PLC
CONSOLIDATED STATEMENTS OF LOSS
(In thousands, except per share data)

	Years ended December 31,
	2023	2022	2021

Net product revenue	$27,963	$—	$—
Cost of products sold	846	—	—
Gross profit	27,117	—	—
Operating expenses:
Research and development expenses	13,261	20,700	17,104
Selling, general and administrative expenses	151,705	74,516	68,495
Restructuring expense (income)	—	3,345	(53)
Total operating expenses	164,966	98,561	85,546
Operating loss	(137,849)	(98,561)	(85,546)
Investment and other income (expense), net	87	(536)	2,343
Interest expense	(9,886)	(12,342)	(9,942)
Loss on extinguishment of debt	(13,129)	—	—
Loss before income taxes	(160,777)	(111,439)	(93,145)
Income tax (benefit) provision	(501)	26,025	(15,816)
Net loss	$(160,276)	$(137,464)	$(77,329)

Net loss per share - basic	$(2.00)	$(2.29)	$(1.32)
Net loss per share - diluted	(2.00)	(2.29)	(1.32)

Weighted average number of shares outstanding - basic	80,174	60,094	58,535
Weighted average number of shares outstanding - diluted	80,174	60,094	58,535

See accompanying notes to consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Years ended December 31,
	2023	2022	2021
Net loss	$(160,276)	$(137,464)	$(77,329)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	331	(597)	(1,228)
Net other comprehensive income (loss), net of income tax benefit of $0, $0, and $214, respectively	2,843	(1,804)	(1,661)
Total other comprehensive income (loss), net of tax	3,174	(2,401)	(2,889)
Total comprehensive loss	$(157,102)	$(139,865)	$(80,218)

See accompanying notes to consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$31,167	$73,981
Marketable securities	73,944	22,518
Accounts receivable, net	12,103	—
Inventories	10,380	—
Research and development tax credit receivable	1,322	2,248
Prepaid expenses and other current assets	5,286	2,096
Total current assets	134,202	100,843
Property and equipment, net	585	839
Operating lease right-of-use assets	2,591	1,713
Goodwill	16,836	16,836
Research and development tax credit receivable	332	1,232
Other non-current assets	10,152	11,322
Total assets	$164,698	$132,785

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$—	$37,668
Current portion of operating lease liability	934	960
Accounts payable	11,433	7,890
Accrued expenses	24,227	7,334
Other current liabilities	261	1,941
Total current liabilities	36,855	55,793
Long-term debt	—	91,614
Long-term operating lease liability	1,690	780
Royalty financing obligation	32,760	—
Other non-current liabilities	5,654	5,743
Total liabilities	76,959	153,930

Shareholders’ equity (deficit):
Preferred shares, nominal value of $0.01 per share; 50,000 shares authorized; 5,194 issued and outstanding at December 31, 2023 and 488 issued and outstanding at December 31, 2022	52	5
Ordinary shares, nominal value of $0.01 per share; 500,000 shares authorized; 89,825 issued and outstanding at December 31, 2023 and 62,878 issued and outstanding at December 31, 2022	898	628
Additional paid-in capital	855,452	589,783
Accumulated deficit	(745,496)	(585,220)
Accumulated other comprehensive loss	(23,167)	(26,341)
Total shareholders’ equity (deficit)	87,739	(21,145)
Total liabilities and shareholders’ equity (deficit)	$164,698	$132,785

See accompanying notes to consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Ordinary shares		Preferred shares		Additional	Accumulated	Accumulated other comprehensive	Total shareholders’
	Shares	Amount	Shares	Amount	paid-in capital	deficit	loss	equity (deficit)
Balance, December 31, 2020	58,396	$583	488	$5	$566,916	$(384,187)	$(21,051)	$162,266
Impact of the adoption of ASU 2020-06	—	—	—	—	(26,699)	13,760	—	(12,939)
Net loss	—	—	—	—	—	(77,329)	—	(77,329)
Other comprehensive loss	—	—	—	—	—	—	(2,889)	(2,889)
Exercise of stock options	48	1	—	—	168	—	—	169
Vesting of restricted shares	159	2	—	—	(2)	—	—	—
Employee share purchase plan share issuance	17	—	—	—	94	—	—	94
Share-based compensation expense	—	—	—	—	8,872	—	—	8,872
Balance, December 31, 2021	58,620	$586	488	$5	$549,349	$(447,756)	$(23,940)	$78,244
Net loss	—	—	—	—	—	(137,464)	—	(137,464)
Other comprehensive loss	—	—	—	—	—	—	(2,401)	(2,401)
Change in fair value of October 2023 Notes conversion feature	—	—	—	—	5,508	—	—	5,508
Issuance of common stock under at-the-market offering program, net of issuance costs	3,588	36	—	—	25,282	—	—	25,318
Amortization of deferred issuance costs	—	—	—	—	(45)	—	—	(45)
Exercise of stock options	451	4	—	—	2,456	—	—	2,460
Vesting of restricted shares	144	1	—	—	(1)	—	—	—
Employee share purchase plan share issuance	75	1	—	—	221	—	—	222
Share-based compensation expense	—	—	—	—	7,013	—	—	7,013
Balance, December 31, 2022	62,878	$628	488	$5	$589,783	$(585,220)	$(26,341)	$(21,145)
Net loss	—	—	—	—	—	(160,276)	—	(160,276)
Other comprehensive income	—	—	—	—	—	—	3,174	3,174
Issuance of common stock under at-the-market offering program, net of issuance costs	1,564	16	—	—	11,897	—	—	11,913
Amortization of deferred issuance costs	—	—	—	—	(16)	—	—	(16)
April 2023 public offering, net of issuance costs	12,205	122	4,706	47	133,982	—	—	134,151
Mandatory Exchange of April 2027 Notes, net of issuance costs	12,347	123	—	—	101,689	—	—	101,812
Settlement of October 2023 Notes	408	4	—	—	18	—	—	22
Exercise of stock options	343	4	—	—	2,058	—	—	2,062
Vesting of restricted shares	33	—	—	—	—	—	—	—
Employee share purchase plan share issuance	47	1	—	—	230	—	—	231
Share-based compensation expense	—	—	—	—	15,811	—	—	15,811
Balance, December 31, 2023	89,825	$898	5,194	$52	$855,452	$(745,496)	$(23,167)	$87,739

See accompanying notes to consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2023	2022	2021

Cash flows from operating activities:
Net loss	$(160,276)	$(137,464)	$(77,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,766	1,493	815
Amortization of debt discount and debt issuance costs	2,796	6,052	1,248
Changes in deferred taxes	—	26,025	(15,666)
Share-based compensation expense	15,811	7,013	8,872
Loss on extinguishment of debt	13,129	—	—
Other adjustments	1,262	2,042	1,055
Net changes in assets and liabilities
Accounts receivable	(12,103)	—	—
Inventories	(9,532)	—	—
Prepaid expenses and other current assets	(3,127)	30,815	(439)
Research and development tax credit receivable	1,884	30	2,796
Accounts payable & other current liabilities	1,545	(3,108)	4,232
Accrued expenses	16,892	227	895
Other assets and liabilities	1,442	(3,429)	(3,789)
Net cash used in operating activities	(128,511)	(70,304)	(77,310)

Cash flows from investing activities:
Purchases of property and equipment	—	(716)	(26)
Proceeds from the disposition of the Hospital Products	—	—	16,500
Proceeds from sales of marketable securities	187,136	83,828	102,224
Purchases of marketable securities	(237,229)	(3,414)	(61,769)
Net cash (used in) provided by investing activities	(50,093)	79,698	56,929

Cash flows from financing activities:
Proceeds from April 2023 public offering, net of issuance costs	134,151	—	—
Payments for February 2023 Notes	(17,500)	(8,653)	—
Payments for October 2023 Notes	(21,165)	—	—
Payments for debt issuance costs	(4,357)	(4,804)	—
Proceeds from royalty purchase agreement	30,000	—	—
Proceeds from issuance of shares off the at-the-market offering program	11,913	25,318	—
Proceeds from stock option exercises and employee share purchase plan	2,293	2,682	263
Net cash provided by financing activities	135,335	14,543	263

Effect of foreign currency exchange rate changes on cash and cash equivalents	455	(664)	(896)

Net change in cash and cash equivalents	(42,814)	23,273	(21,014)
Cash and cash equivalents at January 1	73,981	50,708	71,722
Cash and cash equivalents at December 31	$31,167	$73,981	$50,708

Supplemental disclosures of cash flow information:
Interest paid	$5,250	$9,660	$6,469
Income taxes (refunded) paid, net	—	(29,058)	76

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

LUMRYZ is an extended-release formulation of sodium oxybate indicated to be taken once at bedtime for the treatment of cataplexy or excessive daytime sleepiness (“EDS”) in adults with narcolepsy. LUMRYZ was approved by the U.S. Food and Drug Administration (“FDA”) on May 1, 2023. The FDA also granted Orphan Drug Exclusivity to LUMRYZ for a period of seven years until May 1, 2030. In June 2023, the Company commercially launched LUMRYZ in the U.S.

In approving LUMRYZ, the FDA required a risk evaluation and mitigation strategy (“REMS”) for LUMRYZ to help ensure that the benefits of the drug in the treatment of cataplexy and EDS in adults with narcolepsy outweigh the risks of serious adverse outcomes resulting from inappropriate prescribing, misuse, abuse, and diversion of the drug. Under this REMS, healthcare providers who prescribe the drug must be specially certified; pharmacies, that dispense the drug must be specially certified; and the drug must be dispensed only to patients who have enrolled in the LUMRYZ REMS and completed all REMS requirements including documentation of safe use conditions, among other requirements.

As of the date of this Annual Report, the Company’s only commercialized product is LUMRYZ. The Company continues to evaluate opportunities to expand its product portfolio.

Liquidity. The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

On March 29, 2023, the Company and Avadel CNS Pharmaceuticals, LLC, an indirect wholly-owned subsidiary of the Company (“Avadel CNS”), entered into a royalty purchase agreement (“RPA”) with RTW Investments, L.P. (“RTW”) that could provide the Company up to $75,000 of royalty financing in two tranches. The first tranche of $30,000 became available upon satisfaction of certain conditions which included the Company’s first shipment of LUMRYZ. The second tranche is available to use, at the Company’s election, if it achieves quarterly net revenue of $25,000 by the quarter ending June 30, 2024. The second tranche expires if the Company does not elect to use it by August 31, 2024. On August 1, 2023, the Company received the first tranche of $30,000.

At March 31, 2023, the Company had outstanding $117,375 aggregate principal amount of its 4.50% exchangeable senior notes due October 2023 (the “October 2023 Notes”). Over the course of April 3 and April 4, 2023, Avadel Finance Cayman Limited, a Cayman Islands exempted company and an indirect wholly-owned subsidiary of the Company (the “Issuer”), completed an exchange of $96,188 of its $117,375 October 2023 Notes for $106,268 of a new series of 6.0% exchangeable notes due April 2027 (the “April 2027 Notes”). The Issuer settled, with a combination of cash and American Depositary Shares (“ADSs”), the remaining $21,187 aggregate principal amount of the October 2023 Notes in October 2023. The aggregate amount of cash and ADSs delivered to holders for the October 2023 Notes, including accrued interest was $21,641 and 408 ADSs, respectively.

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

Basis of Presentation. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S., the requirements of Form 10-K and Article 10 of Regulation S-X. The consolidated financial statements include the accounts of the Company and all subsidiaries. All intercompany accounts and transactions have been eliminated.

Reclassifications

Certain reclassifications are made to prior year amounts whenever necessary to conform with the current year presentation. Certain reclassifications have been made within Note 13: Other Assets and Liabilities for the year ended December 31, 2022 to condense line items of the same nature into a single line.

Concentrations of Risk. A significant portion of the Company’s cash, cash equivalents and marketable securities are held at two financial institutions. Due to their size, the Company believes these financial institutions represent minimal credit risk. The Company has not experienced any losses on its cash, cash equivalents, or marketable securities.

The Company is subject to credit risk from its accounts receivable related to the sale of LUMRYZ. The Company extends credit to its customers, specialty pharmacies. Customer creditworthiness is monitored, and collateral is not required. Amounts owed to the Company are presented net of an allowance that includes an assessment of expected credit losses. An allowance for credit losses is established based on expected losses. Expected losses are estimated by reviewing individual accounts, considering aging, financial condition of the debtor, payment history, current and forecast economic conditions and other relevant factors. To the extent that the Company identifies that any individual customer's credit quality has deteriorated, the Company establishes allowances based on the individual risk characteristics of that customer. The Company makes concerted efforts to collect all outstanding balances due from customers; however, amounts are written off against the allowance when the related balances are no longer deemed collectible. As of December 31, 2023, the Company did not recognize any allowances for credit losses. As of December 31, 2023, three customers accounted for 100% of gross accounts receivable, Caremark LLC (“Caremark”), which accounted for 52% of gross accounts receivable; Accredo Health Group, Inc. (“Accredo”), which accounted for 28% of gross accounts receivable; and Optum Frontier Therapies LLC (“Optum”), which accounted for 20% of gross accounts receivable. As of December 31, 2022, the Company did not have accounts receivable.

The Company attempts to maintain multiple suppliers for its active pharmaceutical ingredient (“API”) and manufacturing in order to mitigate the risk of shortfall and inability to supply market demand, but is subject to risk due to a limited number of providers. The API is currently manufactured by two source contract development and manufacturing organizations (“CDMOs”) in the U.S. The drug product for commercial lots is manufactured by one source CDMO in the U.S. and one source CDMO outside of the U.S.

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

Reserves for Variable Consideration

Revenues from product sales are recorded at the estimated net selling price, which includes reserves for estimated variable consideration to reduce gross product sales to net product revenue resulting from payment discounts, specialty pharmacy fees, patient financial assistance programs, rebates and product returns. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable if the amount is payable to the customer. The reserves are classified as a liability if the amount is payable to a party other than a customer. Where appropriate, these estimated reserves take into consideration relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data, historical trends, current and expected patient demand and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates to reduce gross selling price to net selling price. The actual net selling price ultimately may differ from our estimates.

Cost of Products Sold. Cost of products sold includes the cost of the API, manufacturing and distribution costs, packaging costs and freight. LUMRYZ was approved by the FDA on May 1, 2023 and the Company began shipping product to its customers in June 2023. Products sold includes inventory purchased or produced that was expensed as research and development costs prior to FDA approval.

Inventories. Inventories consist of raw materials, work in process and finished products, which are stated at lower of cost or net realizable value, using the first-in, first- out method. Raw materials used in the production of pre-clinical and clinical products are expensed as research and development costs. The Company establishes reserves for inventory estimated to be obsolete, unmarketable or slow-moving on a case by case basis.

The Company capitalizes inventory costs associated with products when future commercialization is considered probable and the future economic benefit is expected to be realized, which is typically when regulatory approval is obtained for a drug candidate. As such, the Company began capitalizing costs related to inventory in May 2023 upon FDA approval of LUMRYZ. Manufacturing costs associated with inventory purchased or produced prior to FDA approval were recorded as research and development expense in prior periods. Accordingly, cost of products sold in the near term will likely be lower than in later periods given the sales of pre-approval inventory will carry little to no manufacturing costs as such costs were previously expensed to research and development.

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

Advertising Expenses. The Company expenses the costs of advertising as incurred. Branded advertising expenses were $6,452 for the year ended December 31, 2023. Branded advertising expenses were immaterial for the years ended December 31, 2022 and 2021, respectively.

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

The Company recognizes deferred tax assets to the extent that the Company believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As of December 31, 2023, the Company's cumulative loss position was significant negative evidence in assessing the need for a valuation allowance on its deferred tax assets. Given the weight of objectively verifiable historical losses from operations, the Company continues to record a full valuation allowance on its deferred tax assets. The Company will be able to reverse the valuation allowance when it has shown its ability to generate taxable income on a consistent basis in future periods. The valuation allowance does not have an impact on the Company's ability to utilize any net operating losses or other tax attributes to offset cash taxes payable as these items are still eligible to be used.
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

Marketable Securities. The Company’s marketable securities are considered to be available for sale and are carried at fair value, with unrealized gains and losses, net of taxes, reported as a component of accumulated other comprehensive loss in shareholders’ equity (deficit), with the exception of unrealized gains and losses on equity instruments and allowances for expected credit losses, if any, which are reported in earnings in the current period. The cost of securities sold is based upon the specific identification method.

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

Goodwill. Goodwill represents the excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed. The Company has determined that it operates in a single segment and have a single reporting unit associated with the development and commercialization of pharmaceutical products. The Company tests goodwill for impairment annually and when events or changes in circumstances indicate that the carrying value may not be recoverable. The Company determined that no impairment of goodwill existed at December 31, 2023 and 2022.

Long-Lived Assets. Long-lived assets include fixed assets and right of use assets at contract manufacturing organizations. Long-lived assets are reviewed for impairment whenever conditions indicate that the carrying value of the assets may not be fully recoverable. Such impairment tests are based on a comparison of the pretax undiscounted cash flows expected to be generated by the asset to the recorded value of the asset or other market-based value approaches. If impairment is indicated, the asset value is written down to its market value if readily determinable or its estimated fair value based on discounted cash flows. Any significant changes in business or market conditions that vary from current expectations could have an impact on the fair value of these assets and any potential associated impairment. Certain long-lived assets are amortized using the straight-line method over a five year useful life. Total amortization expense of long-lived assets for the year ended December 31, 2023, 2022 and 2021 was $588, $391 and $0, respectively.

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

Use of Estimates. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. These estimates and assumptions are based on the best information available to management and depending on the nature of the estimate can require significant judgments. Changes to these estimates and judgments can have and have had a material impact on the Company’s consolidated statements of loss and balance sheets. Actual results could differ from those estimates under different assumptions or conditions.

NOTE 2: Newly Issued Accounting Standards
Previously Adopted Accounting Guidance

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. The FASB’s amendments primarily impacted ASC 740, Income Taxes, and may impact both interim and annual reporting periods. ASU 2019-12 was effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years and early adoption was permitted. The Company adopted the provisions of ASU 2019-12 on January 1, 2021. Adoption of ASU 2019-12 did not have any impact on the Company’s consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging- Contracts in Entity’s Own Equity (Subtopic 815-40), to reduce the complexity associated with applying U.S. GAAP principles for certain financial instruments with characteristics of liabilities and equity. The amendments in this ASU reduced the number of accounting models for convertible instruments and expand the existing disclosure requirements over earnings per share as it relates to convertible instruments. Convertible debt will be accounted for as a single liability measured at its amortized cost, as long as no other features require bifurcation and recognition as derivatives. The update also required the if-converted method to be used for convertible instruments and the effect of potential share settlement be included in the diluted earnings per share calculation when an instrument may be settled in cash or shares. This ASU was effective for fiscal years beginning January 1, 2022 and interim periods therein. Early adoption was permitted, but no earlier than fiscal years beginning after December 15, 2020. The amendments may be adopted through either a modified retrospective method, or a fully retrospective method.

The Company elected to early adopt ASU 2020-06 as of January 1, 2021 using a modified retrospective method. The Company’s 4.50% exchangeable senior notes due 2023 were a convertible instrument with a cash-conversion feature that was accounted for within the scope of Subtopic 470-20. The Company calculated the cumulative-effect adjustment as of January 1, 2021 by comparing (i) the historical amortization schedule for the 2023 Notes through December 31, 2020 and (ii) an updated amortization schedule wherein the conversion feature within the 2023 Notes would not be separated as an equity component and subsequently recognized as non-cash interest expense under ASC 835-30. The adoption resulted in a $26,699 decrease in additional paid-in capital, a $12,939 increase in long-term debt, and a $13,760 increase to the opening balance of retained earnings.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures. The ASU is effective for annual periods beginning after December 15, 2024. Adoption of ASU 2023-09 will not have a material effect on the Company’s financial position or results of operations.

NOTE 3: Revenue Recognition
The Company’s source of net product revenue during the year ended December 31, 2023 consists solely of sales of LUMRYZ in the U.S.
For the year ended December 31, 2023, three customers accounted for 100% of sales. The following table presents a summary of the percentage of total gross sales to customers:

Twelve Months Ended December 31,
Sales by Customer:	2023

Accredo	41%
Caremark	39%
Optum	20%

The Company had no net product revenue during the years ended December 31, 2022 and 2021.
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

The following table summarizes the financial instruments measured at fair value on a recurring basis classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the accompanying consolidated balance sheets:

	As of December 31, 2023			As of December 31, 2022
Fair Value Measurements:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Marketable securities (see Note 5)
Mutual and money market funds	$—	$—	$—	$22,518	$—	$—
Government securities - U.S.	73,944	—	—	—	—	—
Total assets	$73,944	$—	$—	$22,518	$—	$—

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. During the twelve months ended December 31, 2023, there were no transfers in and out of Level 1, 2, or 3. During the twelve months ended December 31, 2023, 2022, and 2021, the Company did not recognize any allowances for credit losses.

Some of the Company’s financial instruments, such as cash and cash equivalents, accounts receivable and accounts payable, are reflected in the balance sheet at carrying value, which approximates fair value due to their short-term nature.

Royalty Financing Obligation

As of December 31, 2023, the carrying value of the royalty financing obligation under the RPA approximated its fair value and was measured using the estimates of forecasted net product revenue based on current contractual and statutory requirements, specific known market events and trends, industry data, historical trends, current and expected patient demand and forecasted customer buying and payment patterns (Level 3 inputs). See Note 11: Royalty Financing Obligation for additional information regarding the Company’s royalty financing obligation.

NOTE 5: Marketable Securities
The Company has investments in available-for-sale debt securities that are recorded at fair market value. The change in the fair value of available-for-sale debt investments is recorded as accumulated other comprehensive loss in shareholders’ equity (deficit), net of income tax effects. As of December 31, 2023, the Company considered any decreases in fair value on its marketable securities to be driven by factors other than credit risk, including market risk.

The following tables show the Company’s available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category as of December 31, 2023 and 2022, respectively:

	2023
Marketable Securities:	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value

Government securities - U.S.	$72,990	$954	$—	$73,944
Total	$72,990	$954	$—	$73,944

	2022
Marketable Securities:	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value

Mutual and money market funds	$24,407	$—	$(1,889)	$22,518
Total	$24,407	$—	$(1,889)	$22,518

The Company determines realized gains or losses on the sale of marketable securities on a specific identification method. The Company reflects these gains and losses as a component of investment and other income (expense), net in the accompanying consolidated statements of loss.

The Company recognized gross realized gains of $988, $584 and $174 for the twelve months ended December 31, 2023, 2022 and 2021, respectively. These realized gains were offset by realized losses of $2,791, $2,338 and $275 for the twelve-months ended December 31, 2023, 2022 and 2021, respectively.

The following table summarizes the estimated fair value of the Company’s investments in marketable debt securities, accounted for as available-for-sale debt securities and classified by the contractual maturity date of the securities as of December 31, 2023:

	Maturities
Marketable Debt Securities:	Less than 1 Year	1-5 Years	5-10 Years	Greater than 10 Years	Total

Government securities - U.S.	$73,944	$—	$—	$—	$73,944
Total	$73,944	$—	$—	$—	$73,944
The Company has classified its investment in available-for-sale marketable debt securities as current assets in the consolidated balance sheets as the securities need to be available for use, if required, to fund current operations. There are no restrictions on the sale of any securities in the Company’s investment portfolio.
NOTE 6: Inventories

The principal categories of inventories at December 31, 2023 were comprised of the following:

Inventory:	2023

Raw materials and supplies	$5,291
Work in process	2,037
Finished goods	3,052
Total	$10,380

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
NOTE 7: Property and Equipment, net
The principal categories of property and equipment, net at December 31, 2023 and 2022, respectively, are as follows:

Property and Equipment, net:	2023	2022

Software, office and computer equipment	$832	$832
Furniture, fixtures and fittings	634	634
Less - accumulated depreciation	(881)	(627)
Total	$585	$839

Depreciation expense for the years ended December 31, 2023, 2022 and 2021 was $254, $162 and $97, respectively.

NOTE 8: Goodwill
The Company’s goodwill is $16,836 at December 31, 2023 and 2022.
No impairment loss related to goodwill was recognized during the years ended December 31, 2023 or 2022.

NOTE 9: Leases

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

The components of lease costs, which are included in selling, general and administrative expenses in the consolidated statements of loss for the years ended December 31, 2023, 2022 and 2021 were as follows:

Lease cost:	2023	2022	2021

Operating lease costs	$1,039	$1,028	$821
Sublease income	(123)	(116)	(110)
Total lease cost	$916	$912	$711

During the year ended December 31, 2023, the Company increased its operating lease liabilities by $1,803 due to an increase in the lease term for the production suite, offset by $1,036 for cash paid. During the year ended December 31, 2022, the Company reduced its operating lease liabilities by $963 for cash paid.

As of December 31, 2023, the Company’s operating leases have a weighted-average remaining lease term of 3.7 years and a weighted-average discount rate of 7.8%. The Company’s lease contracts do not provide a readily determinable implicit rate. The Company’s estimated incremental borrowing rate is based on information available at the inception of the lease.

Maturities of the Company’s operating lease liabilities were as follows:

Maturities:	Operating Leases

2024	$1,091
2025	683
2026	477
2027	477
2028	316
Thereafter	—
Total lease payments	3,044
Less: interest	(420)
Present value of lease liabilities	$2,624

NOTE 10: Long-Term Debt
The Company had no exchangeable senior notes as of December 31, 2023. Long-term debt as of December 31, 2022 is summarized as follows:

Exchangeable Senior Notes:	2022
Principal amount of 4.50% exchangeable senior notes due October 2023	$117,375
Principal amount of 4.50% exchangeable senior notes due February 2023	17,500
Less: unamortized debt discount and issuance costs, net	(5,593)
Net carrying amount of liability component	129,282
Less: current maturities, net of $1,019 unamortized debt discount and issuance costs	(37,668)
Long-term debt	$91,614
For the years ended December 31, 2023, 2022 and 2021, the total interest expense for exchangeable senior notes was $6,143, $12,342 and $9,942, respectively, with coupon interest expense of $3,347, $6,405 and $6,469 for each period, respectively, and the amortization of debt issuance costs and debt discount of $2,796, $6,052 and $1,248 for each period, respectively.
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

The Company accounted for the October 2023 Notes as a modification to the February 2023 Notes. The Company paid $4,804 in fees to note holders of the October 2023 Notes that are amortized over the remaining term of the October 2023 Notes. The Company paid approximately $5,450 in fees to third parties that were expensed as part of the completed 2022 Exchange Transaction. Additionally, the fair value of the unseparated, embedded conversion feature increased by $5,508, which reduced the carrying amount of the convertible debt instrument as an unamortized debt discount, with a corresponding increase in additional paid-in capital. The $5,508 was amortized over the remaining term of the October 2023 Notes as a component of interest expense.

Over the course of April 3 and April 4, 2023, the Issuer completed an exchange of $96,188 of its $117,375 October 2023 Notes for $106,268 of the April 2027 Notes. The remaining $21,187 aggregate principal amount of the October 2023 Notes matured on October 2, 2023. The Issuer settled, with a combination of cash and ADSs, the remaining $21,187 aggregate principal amount of the October 2023 Notes in October 2023. The aggregate amount of cash and ADSs delivered to holders for the October 2023 Notes and accrued and unpaid interest was $21,641 and 408 ADSs, respectively.

April 2027 Notes

The Company accounted for the exchange of the October 2023 Notes for the April 2027 Notes as an extinguishment of $96,188 of its October 2023 Notes. The Company recorded a loss on the extinguishment of $13,129 as a result of the exchange.

On June 26, 2023, and in accordance with the terms of the Indenture, the Company completed the Mandatory Exchange of $106,268 of aggregate principal amount of the April 2027 Notes, which represents all of the April 2027 Notes outstanding under the Indenture. The Mandatory Exchange consideration per one thousand dollars of principal Notes exchanged consisted of 116.1846 of ADSs representing a corresponding number of the Company’s ordinary shares, nominal value $0.01 per share, plus accrued and unpaid interest thereon. The aggregate amount of ADSs and cash in respect of accrued and unpaid interest delivered to holders of Notes in the Mandatory Exchange was 12,347 ADSs and $1,470, respectively.

NOTE 11: Royalty Financing Obligation

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

The RPA is recorded as a royalty financing obligation on the consolidated balance sheet based on the Company’s evaluation of the terms of the RPA. The accounts receivable and inventory balances of LUMRYZ are pledged as collateral for the RPA. There are no subjective acceleration clauses or provisions, and there are no covenants in violation or other clauses that would cause the full amount of the royalty financing obligation to be callable. As such, the RPA is recorded as a long-term obligation on the consolidated balance sheet.

The Company imputes interest using the effective interest method and records interest expense based on the unamortized royalty financing obligation. The Company’s estimate of the interest rate under the RPA is based primarily on forecasted net revenue and the calculated amounts and timing of net royalty payments to reach the total payback of $75,000. As of

December 31, 2023 the effective interest rate is estimated as 30.4%. The Company will account for changes in the imputed interest rate resulting from changes in forecasted net product revenue using the prospective method.

The following table shows the activity within the royalty financing obligation account for the period ended December 31, 2023.

Royalty Financing Obligation:	2023
Royalty financing obligation – beginning balance	$—
Receipt of the first tranche of the royalty financing obligation	30,000
Accretion of imputed interest expense on royalty financing obligation	3,743
Less: royalty payments made to RTW	(253)
Royalty financing obligation – ending balance	33,490
Less: royalty payable to RTW classified within accrued expenses	(730)
Royalty financing obligation, non-current	$32,760

The accretion of imputed interest expense is reflected as interest expense in the consolidated statements of loss.

NOTE 12: Income Taxes
The components of (loss) income before income taxes for the following years ended December 31, are as follows:

(Loss) Income Before Income Taxes:	2023	2022	2021

Ireland	$(45,689)	$(53,717)	$(36,631)
U.S.	(114,942)	(57,755)	(56,687)
France	(146)	33	173
Total loss before income taxes	$(160,777)	$(111,439)	$(93,145)

The income tax (benefit) provision consists of the following for the years ended December 31:

Income Tax (Benefit) Provision:	2023	2022	2021

Current:
U.S. - State	$(661)	$—	$60
Total current	(661)	—	60

Deferred:
U.S. - Federal	—	25,896	(15,876)
U.S. - State	160	129	—
Total deferred	160	26,025	(15,876)

Income tax (benefit) provision	$(501)	$26,025	$(15,816)

The reconciliation between income taxes at the statutory rate and the Company’s (benefit) provision for income taxes is as follows for the following years ended December 31:

Reconciliation to Effective Income Tax Rate:	2023	2022	2021

Income tax (benefit) provision - at statutory tax rate	$(20,097)	$(13,916)	$(11,642)
Differences in international tax rates	(6,341)	(9,921)	(8,950)
Change in valuation allowances	24,332	48,734	4,296
Nondeductible share-based compensation	798	1,424	645
Unrealized tax benefits	160	258	239
State and local taxes (net of federal)	(5,614)	(4,467)	60
Nondeductible interest expense	4,362	4,239	2,173
Orphan drug and R&D tax credit	899	—	(1,524)
Other	1,000	(326)	(1,113)
Income tax (benefit) provision - at effective income tax rate	$(501)	$26,025	$(15,816)

In 2023, the income tax benefit was $501, a change of $26,526 from income tax provision of $26,025. The change in the effective tax rate for the year ended December 31, 2023 is primarily driven by the valuation allowances recorded against our deferred tax assets during the prior period. The effective tax rate for 2021 was impacted by the geographic mix of earnings.

Unrecognized Tax Benefits

The Company or one of its subsidiaries files income tax returns in Ireland, France, U.S. and various states. The Company is no longer subject to Irish, French, U.S. Federal, and state and local examinations for years before 2019.

The following table summarizes the activity related to the Company’s unrecognized tax benefits for the twelve months ended December 31:

Unrecognized Tax Benefit Activity	2023	2022	2021

Balance at January 1:	$3,143	$3,143	$3,143
Increases for tax positions of prior years	—	—	—
Statute of limitations expiration	(108)	—	—
Settlements	—	—	—
Balance at December 31:	$3,035	$3,143	$3,143

The Company expects that within the next twelve months the unrecognized tax benefits could decrease by an immaterial amount and the interest could increase by an immaterial amount.

At December 31, 2023, 2022 and 2021, there are $3,035, $3,143,and $2,483 of unrecognized tax benefits that if recognized would affect the annual effective tax rate.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax provision. During the years ended December 31, 2023, 2022 and 2021, the Company recognized approximately $268, $258 and $239 in interest and penalties. The Company had approximately $2,372, $2,103, and $1,777 for the payment of interest and penalties accrued at December 31, 2023, 2022, and 2021, respectively.

Deferred Tax Assets (Liabilities)

Deferred income tax provisions reflect the effect of temporary differences between consolidated financial statement and tax reporting of income and expense items. The net deferred tax assets (liabilities) at December 31, 2023 and 2022 resulted from the following temporary differences:

Net Deferred Tax Assets and Liabilities:	2023	2022

Deferred tax assets:
Net operating loss carryforwards	$71,051	$53,393
Royalty income	8,378	—
Share-based compensation	7,347	4,684
Orphan drug and R&D tax credit	4,065	4,964
Capitalized research costs	1,738	2,108
Interest expense carryforward	1,368	1,216
Other	1,322	1,521
Amortization	1,159	3,541
Gross deferred tax assets	96,428	71,427

Deferred tax liabilities:
Prepaid expenses	—	(86)
Gross deferred tax liabilities	—	(86)

Less: valuation allowances	(96,428)	(71,341)

Net deferred tax assets	$—	$—

At December 31, 2023, the Company had $111,647 of net operating losses in Ireland that do not have an expiration date and $212,426 of net operating losses and $5,469 163(j) carryforwards in the U.S. Of the $212,426 of net operating losses in the U.S., $10,365 were acquired due to the acquisition of FSC Therapeutics and FSC Laboratories, Inc., (collectively “FSC”) and $195,595 are due to the losses at US Holdings, of which $6,466 are state net operating losses. The portion due to the acquisition of FSC will expire in 2034 through 2035. The remaining U.S. net operating loss and 163(j) carryforwards do not have an expiration date. A valuation allowance is recorded if, based on the weight of available evidence, it is more likely than not that a deferred tax asset will not be realized. This assessment is based on an evaluation of the level of historical taxable income and projections for future taxable income. For the year ended December 31, 2023, the Company recorded a net increase to the valuation allowance related primarily to current year net operating losses of $25,087. The U.S. net operating losses are subject to an annual limitation as a result of the FSC acquisition under Internal Revenue Code Section 382 and will not be fully utilized before they expire. In addition to net operating losses and 163(j) carryforwards, the Company has U.S. Orphan Drug tax credit carryforwards of $3,059 as well as U.S. Research and Development credits of $1,005. The Orphan Drug Credit and Research and Development credits will expire in 2040 through 2043.

The Company's cumulative loss position is significant negative evidence in assessing the need for a valuation allowance on its deferred tax assets. Given the weight of objectively verifiable historical losses from operations, the Company has recorded a full valuation allowance on its deferred tax assets. The Company will be able to reverse the valuation allowance when it has shown its ability to generate taxable income on a consistent basis in future periods. The valuation allowance does not have an impact on the Company's ability to utilize any net operating losses or other tax attributes to offset cash taxes payable as these items are still eligible to be used.

The Company recorded a valuation allowance against all of its net operating losses in Ireland, France and the U.S. as of December 31, 2023 and 2022. The Company intends to continue maintaining a full valuation allowance on the Irish, French and U.S. net operating losses until there is sufficient evidence to support the reversal of all or some portion of these allowances.

At December 31, 2023, the Company has unremitted earnings of $3,854 outside of Ireland as measured on a U.S. GAAP basis. Whereas the measure of earnings for purposes of taxation of a distribution may be different for tax purposes, these earnings, which are considered to be invested indefinitely, would become subject to income tax if they were remitted as dividends or if the Company were to sell its stock in the subsidiaries, net of any prior income taxes paid. It is not practicable to estimate the amount of deferred tax liability on such earnings, if any.

R&D Tax Credits Receivable

The French and Irish governments provide tax credits to companies for spending on innovative R&D. These credits are recorded as an offset of R&D expenses and are credited against income taxes payable in years after being incurred or, if not so utilized, are recoverable in cash after a specified period of time, which may differ depending on the tax credit regime. As of December 31, 2023, the Company’s net research tax credit receivable amounts to $1,654 and represents a French gross research tax credit of $837 and an Irish gross research tax credit of $817. As of December 31, 2022, the Company’s net research tax credit receivable amounts to $3,480 and represents a French gross research tax credit of $2,912 and an Irish gross research tax credit of $568.

NOTE 13: Other Assets and Liabilities
Various other assets and liabilities are summarized for the years ended December 31, as follows:

Prepaid Expenses and Other Current Assets:	2023	2022

Prepaid and other expenses	$4,373	$1,523
Other	913	573
Total	$5,286	$2,096

Other Non-Current Assets:	2023	2022

Right of use assets at contract manufacturing organizations	$9,905	$10,686
Other	247	636
Total	$10,152	$11,322

Accrued Expenses:	2023	2022

Accrued professional fees	$11,767	$4,040
Accrued compensation	7,492	1,613
Reserve for variable consideration	4,044	—
Royalty payable to RTW	730	—
Accrued outsourced contract costs	194	1,208
Accrued restructuring	—	473
Total	$24,227	$7,334

Other Current Liabilities:	2023	2022

Other	$261	$292
Accrued interest	—	1,649
Total	$261	$1,941

Other Non-Current Liabilities:	2023	2022

Tax liabilities	$5,407	$5,246
Other	247	497
Total	$5,654	$5,743

NOTE 14: Contingent Liabilities and Commitments
Litigation
The Company is subject to potential liabilities generally incidental to its business arising out of present and future lawsuits and claims related to product liability, personal injury, contract, commercial, intellectual property, tax, employment, compliance and other matters that arise in the ordinary course of business. The Company accrues for potential liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. At December 31, 2023 and December 31, 2022, there were no contingent liabilities with respect to any litigation, arbitration or administrative or other proceeding that are reasonably likely to have a material adverse effect on the Company’s consolidated financial position, results of operations, cash flows or liquidity.

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

On July 21, 2023, in response to a Court order, the parties submitted a Stipulation and Proposed Order Modifying the Case Schedule with an updated proposed schedule to accommodate additional claim construction proceedings. On August 4, 2023, the Court entered a modified version of the parties’ proposed schedule, which was revised on August 28, 2023. The parties’ Second Supplemental Joint Claim Construction Brief was filed on October 10, 2023, and a Markman hearing regarding the disputed terms occurred on November 1, 2023. The Court issued its claim construction order on December 15, 2023.

On August 15, 2023, Avadel renewed its request to consolidate this litigation with the litigation described in the Avadel Complaint below. On November 3, 2023, the Court denied that request.

On November 30, 2023, the parties filed cross motions for summary judgment. The parties filed opposition briefs on December 15, 2023. The parties filed reply briefs on December 22, 2024. On February 14, 2024, the Court denied the parties’ summary judgment motions. On February 15, 2024, the Court held its Pretrial Conference, in advance of the ongoing February 26, 2024 trial.

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

On May 19, 2023, the Court issued a scheduling order establishing timing for litigation events including i) completion of fact discovery by March 14, 2024, and ii) a deadline for case dispositive motions of September 20, 2024. On January 23, 2024, the parties submitted a stipulation to extend the case schedule. On January 24, 2024, the Court ordered an extension of the case schedule, including i) completion of fact discovery by June 20, 2024 and ii) a deadline for case dispositive motions by January 31, 2025. On January 24, 2024, the Court issued an order setting a pretrial conference for October 30, 2025 and a 5-day trial to begin on November 3, 2025.

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

On November 17, 2023, the parties submitted an updated joint proposed scheduling order. On January 30, 2024, the parties agreed to a 6-week stay of discovery and submitted a proposed stipulation extending certain case deadlines to accommodate the same. On February 9, 2024, the parties submitted an updated proposed scheduling order consistent with that stipulation, setting the close of fact discovery for August 9, 2024 and a trial date of December 15, 2025. That proposed scheduling order remains pending before the Court as of the date of this Annual Report on Form 10-K.

Jazz’s Administrative Procedure Act Complaint

On June 22, 2023, Jazz filed an Administrative Procedure Act suit against the FDA, the U.S. Department of Health and Human Services, the Secretary of Health and Human Services and the Commissioner of Food and Drugs (the “Federal Defendants”) in the United States District Court for the District of Columbia (the “DC Court”) related to the NDA for LUMRYZ. This suit alleges that the FDA’s approval of LUMRYZ was an unlawful agency action and asks the DC Court to set aside FDA’s approval of LUMRYZ. On June 28, 2023, the DC Court granted Avadel CNS’s unopposed motion to intervene in the case to defend the FDA’s decision. On August 14, 2023, the Court entered a scheduling order establishing timing for litigation events including early summary judgment briefing closing December 22, 2023. On September 22, 2023, Jazz filed its Motion for Summary Judgment. On October 20, 2023, the FDA and Avadel filed their Cross Motions for Summary Judgment. Briefing on the parties’ motions closed January 4, 2024. On February 14, 2024, the Court set hearing for oral argument on the parties’ motions for February 27, 2024. On February 21, 2024, the Court rescheduled the oral argument to April 9, 2024.

Material Commitments

The Company has a five year commitment with a contract manufacturer of approximately $2,700 to $4,200 per year as determined by the terms of the agreement with the contract manufacturer.
Guarantees

The fair values of the Company’s guarantee to Deerfield Capital L.P. (“Deerfield”) and the guarantee received by the Company from Armistice Capital Master Fund, Ltd. largely offset and when combined are not material.

Deerfield Guarantee

In connection with the Company’s February 2018 divestiture of its pediatric assets, including four pediatric commercial stage assets – Karbinal™ ER, Cefaclor, Flexichamber™ and AcipHex® Sprinkle™ (“FSC products”), to Cerecor, Inc. (“Cerecor”), the Company guaranteed to Deerfield a quarterly royalty payment of 15% on net sales of the FSC products through February 6, 2026 (“FSC Product Royalties”), in an aggregate amount of up to approximately $10,300. Given the Company’s explicit guarantee to Deerfield, the Company recorded the guarantee in accordance with ASC 460. The balance of this guarantee liability was $501 at December 31, 2023. This liability is being amortized proportionately based on undiscounted cash outflows through the remainder of the contract with Deerfield.

Armistice Guarantee

In connection with the Company’s February 2018 divestiture of the pediatric assets, Armistice Capital Master Fund, Ltd., the majority shareholder of Cerecor, guaranteed to the Company the FSC Product Royalties. The Company recorded the guarantee in accordance with ASC 460. The balance of this guarantee asset was $495 at December 31, 2023. This asset is being amortized proportionately based on undiscounted cash outflows through the remainder of the contract with Deerfield noted above.

NOTE 15: Equity Instruments and Transactions

Capital Shares

The Company has 500,000 shares of authorized ordinary shares with a nominal value of $0.01 per ordinary share. As of December 31, 2023, the Company had 89,825 ordinary shares issued and outstanding, respectively. The Board of Directors is authorized to issue preferred shares in series, and with respect to each series, to fix its designation, relative rights (including voting, dividend, conversion, sinking fund, and redemption rights), preferences (including dividends and liquidation) and limitations. The Company has 50,000 shares of authorized preferred shares, $0.01 nominal value, of which 5,194 are currently issued and outstanding as of December 31, 2023.

Shelf Registration Statement on Form S-3

In February 2020, the Company filed with the SEC a new shelf registration statement on Form S-3 (the “2020 Shelf Registration Statement”) (File No. 333-236258) that allows issuance and sale by the Company, from time to time, of:

a.up to $250,000 in aggregate of Ordinary Shares, each of which may be represented by ADSs, preferred shares, nominal value US$0.01 per share (the “Preferred Shares”), debt securities (the “Debt Securities”), warrants to purchase Ordinary Shares, ADSs, Preferred Shares and/or Debt Securities (the “Warrants”), and/or units consisting of Ordinary Shares, ADSs, Preferred Shares, one or more Debt Securities or Warrants in one or more series, in any combination, pursuant to the terms of the 2020 Shelf Registration Statement, the base prospectus contained in the 2020 Shelf Registration Statement (the “2020 Base Prospectus”), and any amendments or supplements thereto; including

b.up to $50,000 of ADSs that may be issued and sold from time to time pursuant to the terms of an Open Market Sale AgreementSM, entered into with Jefferies LLC (“Jefferies”) in February 2020 (the “Sales Agreement”), the 2020 Shelf Registration Statement, the 2020 Base Prospectus and the terms of the sales agreement prospectus contained in the 2020 Shelf Registration Statement. The Company agreed to pay Jefferies a commission up to 3.0% of the aggregate gross sales proceeds of such ADSs.

During the year ended December 31, 2022, the Company issued and sold 3,588 ADSs, resulting in net proceeds to the Company of approximately $25,318, pursuant to the Sales Agreement. No ADSs were issued and sold from the 2020 Base Prospectus during the year ended December 31, 2023.

The 2020 Shelf Registration Statement expired on February 14, 2023.

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

As of December 31, 2023, the Company issued and sold 1,564 ADSs, resulting in net proceeds to the Company of approximately $11,913, pursuant to the Sales Agreement. The Company may offer and sell up to an additional $96,064 of ADSs under the ATM Program that remains available for sale pursuant to the 2022 Base Prospectus.

The transactions costs associated with the 2022 Shelf Registration Statement totaled $192, of which $135 remain recorded within prepaid expenses and other current assets at December 31, 2023.

April 2023 Public Offering

On April 3, 2023, the Company completed the sale of 12,205 Ordinary Shares in the form of ADSs and 4,706 Series B Preferred Shares in an underwritten public offering. The Company received proceeds, net of underwriter fees and issuance costs of $134,151.

NOTE 16: Share-Based Compensation
Compensation expense included in the Company’s consolidated statements of loss for all share-based compensation arrangements was as follows for the periods ended December 31, 2023, 2022, and 2021, respectively:

Share-based Compensation Expense:	2023	2022	2021

Selling, general and administrative	$15,248	$6,844	$8,114
Research and development	563	169	758
Total share-based compensation expense	$15,811	$7,013	$8,872

As of December 31, 2023, the Company expects $13,962 of unrecognized expense related to granted, but non-vested share-based compensation arrangements to be incurred in future periods. This expense is expected to be recognized over a weighted average period of 2.5 years.

In 2022, the Company granted options with performance conditions to employees of which 50% vest upon the achievement of certain commercial milestones related to LUMRYZ and the other 50% vest one year following achievement of those milestones (“2022 Performance Options”). In May 2023, the achievement of the milestones related to the 2022 Performance Options became probable, and the Company recognized the compensation costs that would have been recognized had the performance factor been considered probable since the inception of the award. In June 2023, achievement of these milestones was met and 50% of the 2022 Performance Options vested. As of December 31, 2023, the Company has recognized $6,996 in share-based compensation for the 2022 Performance Options.

The excess tax benefit related to share-based compensation recorded by the Company was not material for the years ended December 31, 2023, 2022, and 2021.

Upon exercise of stock options, or upon the issuance of restricted share awards or performance share unit awards, the Company issues new shares.

At December 31, 2023, there were 6,883 shares authorized for stock option grants, restricted share award grants, and performance share unit award grants in subsequent periods.

Inducement Plan

In November 2021, the Board of Directors approved the Avadel Pharmaceuticals plc 2021 Inducement Plan (the “Inducement Plan”), which allows the Company to grant equity awards to induce highly-qualified prospective officers and employees who are not currently employed by the Company to accept employment and provide them with a proprietary interest in the Company. The maximum number of shares reserved and available for issuance under the Plan is 1,500 shares. As of December 31, 2023, the Company had 348 shares available for issuance under this Inducement Plan in subsequent periods.

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

The weighted-average assumptions under the Black-Scholes option-pricing model for stock option grants as of December 31, 2023, 2022 and 2021 are as follows:

Stock Option Assumptions:	2023	2022	2021

Stock option grants:
Expected term (years)	6.2	6.1	6.2
Expected volatility	100.1%	93.4%	73.9%
Risk-free interest rate	3.9%	2.7%	1.1%
Expected dividend yield	—	—	—

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
Stock Options
A summary of the combined stock option activity and other data for the Company’s stock option plans for the year ended December 31, 2023 is as follows:

Stock Option Activity and Other Data:	Number of Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Stock options outstanding, January 1, 2023	9,304	$6.67
Granted	1,437	11.34
Exercised	(342)	6.02
Forfeited	(96)	12.58
Expired	(4)	7.36
Stock options outstanding, December 31, 2023	10,299	$7.29	7.2	$811
Stock options exercisable, December 31, 2023	6,337	$6.82	6.3	$627

The aggregate intrinsic value of options exercised during the year ended December 31, 2023, 2022, and 2021 was $2,612, $877, and $249, respectively.

The weighted average grant date fair value of options granted during the years ended December 31, 2023, 2022, and 2021 was $9.14, $4.02, and $5.36 per share, respectively.

Restricted Share Awards
Restricted share awards represent Company shares issued free of charge to employees of the Company as compensation for services rendered. The Company measures the total fair value of restricted share awards on the grant date using the Company’s stock price at the time of the grant. Restricted share awards granted to employees vest over a four-year period; one-fourth (1/4) on each anniversary of the grant date. Compensation expense for such awards granted is recognized over the applicable vesting period.

A summary of the Company’s restricted share awards as of December 31, 2023, and changes during the year then ended, is reflected in the table below.

Restricted Share Activity and Other Data:	Number of Restricted Share Awards	Weighted Average Grant Date Fair Value

Non-vested restricted share awards outstanding, January 1, 2023	56	$7.95
Granted	—	—
Vested	(33)	7.77
Forfeited	—	—
Non-vested restricted share awards outstanding, December 31, 2023	23	$8.20

No restricted share awards were granted during the years ended December 31, 2023 and 2022. The weighted average grant date fair value of restricted share awards granted during the year ended December 31, 2021 was $8.22 per share.

Performance Share Units Awards

Performance share units awards (“PSUs”) represent Company shares issued free of charge to employees of the Company as compensation for achieving specified results. The Company measures the total fair value of performance share unit awards on the grant date using the Company’s stock price at the time of the grant. In 2021, the Company granted performance share awards of which 50% vest upon achievement of certain corporate objectives and the second 50% vests one year following achievement of those objectives (“2021 PSU awards”). The objectives of the 2021 PSU awards were not met and the 2021 PSU awards were forfeited in 2022. The Company did not recognize any share-based compensation expense related to the 2021 PSU awards. The weighted average grant date fair value of performance share awards granted during the years ended December 31, 2021 was $8.20 per share. No performance share awards were granted during the year ended December 31, 2022.

As of December 31, 2023, there were 555 performance share awards that did not have an accounting grant date due to the discretionary nature of the performance criteria. Accordingly, no grant date fair value was established and there were no performance share awards considered granted during the year ended December 31, 2023.

Employee Share Purchase Plan

In 2017, the Board of Directors approved the Avadel Pharmaceuticals plc 2017 Avadel Employee Share Purchase Plan (“ESPP”). The total number of Company ordinary shares, nominal value $0.01 per share, or ADSs representing such ordinary shares (collectively, “Shares”) which may be issued under the ESPP is 1,000. The purchase price at which a share will be issued or sold for a given offering period will be established by the Compensation Committee of the Board (“Committee”) (and may differ among participants, as determined by the Committee in its sole discretion) but will in no event be less than 85% of the lesser of: (a) the fair market value of a Share on the offering date; or (b) the fair market value of a Share on the purchase date. During the years ended December 31, 2023, 2022 and 2021 the Company issued 47, 75, and 17 ordinary shares to employees, respectively. Expense related to the ESPP for the years ended December 31, 2023, 2022 and 2021 was immaterial.

NOTE 17: Net Loss Per Share
Basic net loss per share is calculated by dividing net loss by the weighted average number of shares outstanding during each period. Diluted net loss per share is calculated by dividing net loss - diluted by the diluted number of shares outstanding during each period. Except where the result would be anti-dilutive to net loss, diluted net loss per share would be calculated assuming the impact of the conversion of the February 2023 Notes and the October 2023 Notes (together, the “2023 Notes”), the conversion of the Company’s preferred shares, the exercise of outstanding equity compensation awards, and ordinary shares expected to be issued under the Company’s ESPP.

The Company had a choice to settle the conversion obligations under the 2023 Notes in cash, shares or any combination of the two. The Company utilized the if-converted method to reflect the impact of the conversion of the 2023 Notes, unless the result was anti-dilutive. This method assumed the conversion of the 2023 Notes into shares of the Company’s ordinary shares and reflected the elimination of the interest expense related to the 2023 Notes.

The dilutive effect of the stock options, restricted stock units, preferred shares and ordinary shares expected to be issued under the Company’s ESPP has been calculated using the treasury stock method.

A reconciliation of basic and diluted net loss per share, together with the related shares outstanding in thousands for the years ended December 31, 2023, 2022 and 2021, is as follows:

Net Loss Per Share:	2023	2022	2021

Net loss	$(160,276)	$(137,464)	$(77,329)

Weighted average shares:
Basic shares	80,174	60,094	58,535
Effect of dilutive securities—employee and director equity awards outstanding	—	—	—
Diluted shares	80,174	60,094	58,535

Net loss per share - basic	$(2.00)	$(2.29)	$(1.32)
Net loss per share - diluted	$(2.00)	$(2.29)	$(1.32)

Potential ordinary shares of 513, 17,941, 15,327 and were excluded from the calculation of weighted average shares for the years ended December 31, 2023, 2022 and 2021 respectively, because either their effect was considered to be anti-dilutive or they were related to shares from PSUs for which the contingent vesting condition had not been achieved. For the years ended December 31, 2023, 2022 and 2021, the effects of dilutive securities were entirely excluded from the calculation of net loss per share as a net loss was reported in these periods.

NOTE 18: Comprehensive Loss
The following table shows the components of accumulated other comprehensive loss for the year ended December 31, net of immaterial tax effects:

Accumulated Other Comprehensive Loss:	2023	2022	2021

Foreign currency translation adjustment:
Beginning balance	$(24,452)	$(23,855)	$(22,627)
Net other comprehensive income (loss)	331	(597)	(1,228)
Balance at December 31,	$(24,121)	$(24,452)	$(23,855)

Unrealized gain (loss) on marketable securities, net
Beginning balance	$(1,889)	$(85)	$1,576
Net other comprehensive income (loss), net of income tax benefit of $0, $0, and $214, respectively	2,843	(1,804)	(1,661)
Balance at December 31,	$954	$(1,889)	$(85)
Accumulated other comprehensive loss at December 31,	$(23,167)	$(26,341)	$(23,940)
The effect on the Company’s consolidated financial statements of amounts reclassified out of accumulated other comprehensive loss was immaterial for all periods presented.

NOTE 19: Segment Information
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

Non-monetary long-lived assets primarily consist of property and equipment, goodwill, intangible assets and operating right-of use-assets. The following table summarizes non-monetary long-lived assets by geographic region as of December 31, 2023 and 2022:

Long-lived Assets by Geographic Region:	2023	2022

U.S.	$18,413	$19,414
Ireland	11,751	11,296
Total	$30,164	$30,710

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Avadel Pharmaceuticals plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Avadel Pharmaceuticals plc (the "Company") as of December 31, 2023 and 2022 the related consolidated statements of loss, comprehensive loss, shareholders' equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Net Product Revenue- Reserves for Variable Consideration– Patient Financial Assistance Programs and Rebates – Refer to Note 1 to the financial statements

Critical Audit Matter Description

As described in Note 1 to the financial statements, the Company's revenue from product sales is recognized in accordance with Accounting Standards Codification Topic 606 ("ASC 606") when the customer obtains control of the product. The Company’s gross product sales are subject to a variety of price adjustments to arrive at reported net product revenue. These adjustments include estimates of payment discounts, specialty pharmacy fees, patient financial assistance programs, rebates and product returns and are estimated based on contractual arrangements, historical trends, expected utilization of such products and other judgments and analysis. The Company estimates a reserve for patient financial assistance programs primarily based on expected utilization by patients. The Company estimates a reserve for rebates based on contractual rates and estimates regarding their expectations of future patient utilization rates. Where appropriate, these estimated reserves take into consideration relevant factors such as current contractual and statutory requirements, specific known market events and trends, industry data, historical trends, current and expected patient demand and forecasted customer buying and payment patterns. Given the complexity and judgment involved in determining the significant assumptions used in estimating the reserve for patient financial assistance programs and rebates, auditing such estimates required a high degree of auditor judgment and increased extent of audit effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the reserve for patient financial assistance programs and rebates included the following, among others:

•We tested the effectiveness of controls over management’s process to account for variable consideration associated with the reserve for patient financial assistance programs and rebates, including underlying assumptions and key inputs into the Company's process to calculate the patient financial assistance programs and rebate accruals.

•We evaluated the Company's methodology and assumptions in developing the reserves for patient financial assistance programs and rebates accrual models, including assessing the completeness and accuracy of the underlying data used by management in their estimates.

•We tested the mathematical accuracy of the reserve for patient financial assistance programs and rebates.

•We performed retrospective reviews comparing management’s estimates of the expected reserve for patient financial assistance programs and rebates to actual amounts incurred subsequent to the dates of estimation, to evaluate management's ability to accurately forecast the reserves.

/s/ Deloitte and Touche LLP
St. Louis, Missouri
February 29, 2024

We have served as the Company's auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Avadel Pharmaceuticals plc

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Avadel Pharmaceuticals plc (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 29, 2024, expressed an unqualified opinion on those financial statements.
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
February 29, 2024

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K.

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

Based on their evaluation, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2023.

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
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2023, the Company’s internal control over financial reporting is effective based on those criteria.
The Company’s independent auditors have issued their auditors’ report on the Company’s internal control over financial reporting. That report appears above in this Annual Report on Form 10-K.
Other Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or 15d-15 that occurred during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.     Other Information.

During the year ended December 31, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K because we intend to file our definitive proxy statement for our 2024 annual general meeting of shareholders pursuant to Regulation 14A of the Securities Exchange Act of 1934 (our “Definitive 2024 Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information to be included in our Definitive 2024 Proxy Statement is incorporated herein by reference.

Item 10.     Directors, Executive Officers and Corporate Governance.
Information regarding Directors, Executive Officers and Corporate Governance is hereby incorporated by reference to our Definitive 2024 Proxy Statement, which we intend to file with the SEC within 120 days after December 31, 2023.

Item 11.     Executive Compensation.
Information regarding Executive Compensation is hereby incorporated by reference to our Definitive 2024 Proxy Statement, which we intend to file with the SEC within 120 days after December 31, 2023.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is hereby incorporated by reference to our Definitive 2024 Proxy Statement, which we intend to file with the SEC within 120 days after December 31, 2023.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.
Information regarding Certain Relationships and Related Transactions, and Director Independence is hereby incorporated by reference to our Definitive 2024 Proxy Statement, which we intend to file with the SEC within 120 days after December 31, 2023.

Item 14.     Principal Accountant Fees and Services.

Our independent public accounting firm is Deloitte and Touche LLP, St. Louis, Missouri (PCAOB Auditor ID: 34).

Information regarding Principal Accountant Fees and Services is hereby incorporated by reference to our Definitive 2024 Proxy Statement, which we intend to file with the SEC within 120 days after December 31, 2023.

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
Schedule II
Valuation and Qualifying Accounts
(In thousands)

Deferred Tax Asset Valuation Allowance:	Balance, Beginning of Period	Additions (a)	Deductions (b)	Other Changes (c)	Balance, End of Period

2023	$71,341	$30,918	$(6,586)	$755	$96,428
2022	$24,025	$48,734	$—	$(1,418)	$71,341
2021	$21,624	$4,235	$(51)	$(1,783)	$24,025

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

3.1
Constitution (containing the Memorandum and Articles of Association) of Avadel Pharmaceuticals plc (incorporated by reference to Appendix 15 of Exhibit 2.1 to the registrant’s current report on Form 8-K, filed on July 1, 2016)

3.2
Certificate of Designation of Series A Non-Voting Convertible Preferred Shares of Avadel Pharmaceuticals plc, dated February 20, 2020 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K, filed on February 24, 2020)

3.3
Certificate of Designation of Series B Non-Voting Convertible Preferred Shares of Avadel Pharmaceuticals plc, dated March 29, 2023 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K, filed on March 30, 2023)

4.1
Deposit Agreement dated as of January 3, 2017 among Avadel Pharmaceuticals plc, The Bank of New York, as Depositary, and holders from time to time of American Depositary Shares issued thereunder (including as an exhibit the form of American Depositary Receipt) (incorporated by reference to Exhibit 1.1 to the registrant’s current report on Form 8-K12B, filed on January 4, 2017 and amended January 6, 2017)

4.2	Description of Securities (filed herewith)

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

10.18‡	Amendment to the Avadel Pharmaceuticals plc 2020 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K, filed August 3, 2023)

10.19‡
Employment Agreement dated as of February 15, 2021 between Avadel Management Corporation and Richard Kim (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly report on Form 10-Q, for the quarter ended March 31, 2021, filed on May 10, 2021)

10.20‡
First Amendment to Employment Agreement, dated as of September 28, 2022, between Avadel Management Corporation and Richard Kim (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on From 10-Q, for the quarter ended September 30, 2022, filed on November 9, 2022)

10.21
Avadel Pharmaceuticals plc 2021 Inducement Plan and related equity award agreements (incorporated by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K, for the year ended December 31, 2021, filed on March 16, 2022)

10.22+^
Manufacturing Agreement by and between Flamel Ireland Limited and Recipharm Pessac, dated as of October 1, 2022 (incorporated by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 29, 2023)

10.23+^
Generic API Supply Agreement by and between Euticals Inc. and Avadel CNS Pharmaceuticals, LLC, dated as of January 2, 2020 (incorporated by reference to Exhibit 10.22 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 29, 2023)

10.24+^
Purchase and Sale Agreement, dated March 29, 2023, between Avadel CNS Pharmaceuticals, LLC, the Company, Flamel Ireland Ltd., and RTW Royalty II DAC (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K, filed on March 30, 2023)

10.25+^	Generic API Supply Agreement and Manufacturing Agreement by and between Catalent Pharma Solutions LLC and Flamel Ireland Limited, dated as of March 29, 2018 (filed herewith)

14.1	Code of Business Conduct and Ethics (filed herewith)

14.2	Financial Integrity Policy (incorporated by reference to Exhibit 14.2 to the registrant’s current report on Form 8-K, filed on March 7, 2017)

21.1	List of Subsidiaries (filed herewith)

23.1	Consent of Deloitte & Touche LLP (filed herewith)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2
Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of the Principal Financial Officer pursuant to USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

97.1‡	Avadel Pharmaceuticals plc Compensation Recovery Policy (filed herewith)

101.INS	Inline XBRL Instant Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*) (filed herewith)
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

Avadel Pharmaceuticals plc

Dated: February 29, 2024	By:	/s/ Gregory J. Divis
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

Signature	Title	Date

/s/ Gregory J. Divis	Director, Chief Executive Officer and Principal Executive Officer	February 29, 2024
Gregory J. Divis

/s/ Thomas S. McHugh	Chief Financial Officer and Principal Financial and Accounting Officer	February 29, 2024
Thomas S. McHugh

/s/ Geoffrey M. Glass	Non-Executive Chairman of the Board and Director	February 29, 2024
Geoffrey M. Glass

/s/ Dr. Eric J. Ende	Director	February 29, 2024
Dr. Eric J. Ende

/s/ Mark A. McCamish, MD, Ph.D.	Director	February 29, 2024
Mark A. McCamish, MD, Ph.D.

/s/ Linda S. Palczuk	Director	February 29, 2024
Linda S. Palczuk

/s/ Peter J. Thornton	Director	February 29, 2024
Peter J. Thornton