Form 10-K/A
period 2023-12-31
AVADEL PHARMACEUTICALS PLC
filed 2024-04-26
CIK 1012477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ____________ to ____________

Commission file number: 001-37977

AVADEL PHARMACEUTICALS PLC

(Exact name of registrant as specified in its charter)

Ireland	98-1341933
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

10 Earlsfort Terrace Dublin 2, Ireland D02 T380	Not Applicable
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +353-1-901-5201

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Ordinary Shares, nominal value $0.01 per share	AVDL	The Nasdaq Global Market

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

The number of the registrant’s ordinary shares, $0.01 per share nominal value, outstanding as of April 24, 2024 was 96,116,323.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 to Annual Report on Form 10-K/A, or this Amendment (also referred to herein as this report), to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (Commission File Number 001-37977), or the Annual Report on Form 10-K, as filed by the registrant with the Securities and Exchange Commission, or the SEC, on February 29, 2024. The sole purpose of this Amendment is to include in Part III the information previously omitted from the Annual Report on Form 10-K in reliance on General Instruction G(3) to Form 10-K. This Amendment hereby amends the cover page, Part III, Items 10 through 14, and Part IV, Item 15 of the Annual Report on Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the Annual Report on Form 10-K. This Amendment does not reflect events occurring after the filing of the original report (i.e., those events occurring after February 29, 2024) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Annual Report on Form 10-K and the registrant’s other filings with the SEC.

In this report, unless otherwise indicated or the context otherwise requires, all references to “Avadel,” “the registrant,” “the company,” “we,” “us,” and “our” refer to Avadel Pharmaceuticals plc and its consolidated subsidiaries.

AVADEL PHARMACEUTICALS PLC

2023 Annual Report on Form 10-K

Amendment No. 1

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth for each director and the executive officers of the Company, their ages and positions with the Company as of April 7, 2024.

Name	Age	Position
Gregory J. Divis	57	Chief Executive Officer and Director
Thomas S. McHugh	59	Chief Financial Officer
Richard J. Kim	54	Chief Commercial Officer
Geoffrey M. Glass	50	Chair of the Board of Directors
Eric J. Ende, M.D.	55	Director
Mark A. McCamish, M.D., Ph.D.	71	Director
Linda S. Palczuk	62	Director
Peter J. Thornton	59	Director

Executive Officers

Gregory J. Divis was appointed Chief Executive Officer and became a member of the Board of Directors (the “Board”) in June 2019. He was appointed Executive Vice President and Chief Commercial Officer of Avadel in January 2017 and was promoted to Chief Operating Officer in March 2018. Mr. Divis brings to this role more than 25 years of experience in the pharmaceutical industry and is responsible for managing commercial strategy and execution across all of the Company’s portfolio products. Prior to joining Avadel, Mr. Divis served as an Executive Residence for Linden Capital, a middle-market healthcare-focused private equity firm from June 2015 to December 2016. Prior to Linden Capital, from May 2010 to November 2014 Mr. Divis was the President and Chief Executive Officer of Lumara Health (formerly known as K-V Pharmaceutical Company), a company engaged in the development of proprietary drug delivery systems and formulation technologies, which was eventually acquired by AMAG Pharmaceuticals in November 2014. Mr. Divis has also held such notable roles as President, Ther-Rx Corporation, Vice-President, Business Development & Lifecycle Management at Sanofi-Aventis and Vice-President and General Manager, UK and Ireland, for Schering-Plough Corporation. Mr. Divis is a graduate of the University of Iowa.

Thomas S. McHugh was appointed as Chief Financial Officer in December 2019. Before joining Avadel, Mr. McHugh was the Senior Vice President, Finance at Ironshore Pharmaceuticals, a pharmaceutical company, from November 2018 to November 2019. From December 2014 to November 2018, Mr. McHugh worked as an independent consultant at KTC Advisors, a consulting firm. Prior to KTC Advisors, from January 2009 to November 2014, Mr. McHugh was the Chief Financial Officer of K-V Pharmaceutical Company, or K-V, a company engaged in the development of proprietary drug delivery systems and formulation technologies, which was eventually acquired by AMAG Pharmaceuticals in November 2014. Mr. McHugh earned a B.S. in Finance from Bentley University and a M.S. in Accounting from Northeastern University.

Richard J. Kim was appointed as Chief Commercial Officer in February 2021. Prior to joining Avadel, Mr. Kim served as the President of U.S. Commercial & Strategic Marketing at Intercept Pharmaceuticals, Inc. (“Intercept”), a biopharmaceutical company (Nasdaq: ICPT), from February 2018 to February 2021, and Senior Vice President of U.S. Commercial at Intercept, from July 2015 to January 2018. Prior to joining Intercept, Mr. Kim worked at Bristol-Myers Squibb from September 2004 to July 2015, with his last leadership role being General Manager, Hepatitis C Worldwide Commercialization from September 2012 to July 2015. Prior to this, Mr. Kim held a number of roles of increasing responsibility leading sales, operational and strategic marketing teams at Bristol-Myers Squibb, including Vice President, SPRYCEL™ Brand Lead, Oncology Global Marketing; Vice President, U.S. In-Line Oncology and Global Marketing; and Vice President, East Area Sales, Cardiovascular and Metabolics. Prior to his time at Bristol-Myers Squibb, Mr. Kim held a range of senior positions in the U.S., Canada and Australia at Schering- Plough, which was acquired by Merck & Co., Inc. Mr. Kim earned a B.S. in Chemistry from the University of Alberta.

Non-Employee Directors

Geoffrey M. Glass has been a member of the Board since July 2018 and became Chair of the Board in December 2018. Since January 2021, Mr. Glass has served as the Chief Executive Officer of Kiniciti, LLC, a company that invests in non-therapeutic companies supporting cell and gene therapy innovation. He is also currently the Chairman of the Board at Ncardia, a drug discovery company focused on cardiovascular and neurological diseases, serving in that role since November of 2021. Further, since June of 2022, Mr. Glass has served as Chairman of the Board at Abzena, a biologics and bioconjugates development company. Mr. Glass has also been the Operating Partner at LongueVue Capital. Previously, he was the Chief Executive Officer (from January 2018 through September 2018), and a member of the board of directors (from November 2017 through December 2018), of Sancilio Pharmaceuticals, a specialty pharma company. Mr. Glass was also a member of the board of directors for Locus Biosciences, a biotechnology company that develops CRISPR- engineered precision antibacterial products, from August 2015 to October 2017. From April 2009 to April 2015, Mr. Glass served as an executive committee member at Patheon N.V., a pharmaceutical contract development and manufacturing company. While at Patheon, he held a number of senior leadership roles including President of Banner Life Sciences (a Patheon subsidiary), Executive Vice President of Sales and Marketing, and Senior Vice President, Strategy, Corporate Development and Integration for Patheon. Before Patheon, Mr. Glass worked in various executive positions at Valeant Pharmaceuticals (now Bausch Health), including Senior Vice President, Asia Region, and Senior Vice President, Chief Information Officer, and in both roles was a member of the company’s executive committee. Mr. Glass began his career as a consultant in the life sciences practice for Capgemini Consulting (formerly EY Consulting). He received degrees in Economics and Political Science from the University of Arizona.

We believe Mr. Glass’s extensive management and financial experience makes him well qualified to serve as a director.

Dr. Eric J. Ende has been a member of the Board since December 2018. Dr. Ende is the President of Ende BioMedical Consulting Group, a privately held consulting company focused on the life sciences industry, a position he has held since 2009. Since May 2017, Dr. Ende has been a member of the board of directors of Matinas BioPharma, Inc., a clinical-stage biopharmaceutical company, where he is currently Chairman of the Board in addition to serving on the Nominating and Corporate Governance Committee. Dr. Ende also serves on the board of directors at Neubase Therapeutics, a company focused on genetic medicines development, and at Mount Sinai Innovation Partners Technology, a healthcare research and development organization. From November 2019 to June 2020, Dr. Ende served on the board of directors and as a member of the Audit, Compensation and Science Committees of Progenics Pharmaceuticals, Inc., a biopharmaceutical company, until it was acquired by Lantheus Holdings, Inc. From January 2015 to October 2016, he served as Chairman of the Unsecured Creditor’s Committee in the bankruptcy of Egenix, Inc. From 2010 to 2011, Dr. Ende served on the board of directors and as a member of the Audit and Risk Management Committees of Genzyme Corp., a biotechnology company, until it was acquired in 2011 by Sanofi S.A. From 2002 through 2008, Dr. Ende was the senior biotechnology analyst at Merrill Lynch; from 2000 through 2002 he was the senior biotechnology analyst at Bank of America Securities; and from 1997 to 2000 he was a biotechnology analyst at Lehman Brothers. Dr. Ende received an MBA in Finance and Accounting from NYU - Stern Business School in 1997, an MD from Mount Sinai School of Medicine in 1994, and a BS in Biology and Psychology from Emory University in 1990.

We believe Dr. Ende’s experience as a director for other pharmaceuticals companies makes him well qualified to serve as a director.

Dr. Mark A. McCamish has been a member of the Board since December 2019. Since November 2020, Dr McCamish has served as President, Chief Executive Officer and member of the board of directors of IconOVir Bio, Inc., a biotechnology company focused on development of oncolytic virus therapies. From May 2017 to April 2020, Dr. McCamish served as President, Chief Executive Officer and member of the board of directors of Forty Seven, Inc, a clinical-stage biopharmaceutical company, which was acquired by Gilead Sciences, Inc. in April 2020. From July 2009 to April 2017, Dr. McCamish served as Global Head of Biopharmaceutical Development at Sandoz Inc., a pharmaceutical company. He has over 30 years of experience in corporate management, clinical and pharmaceutical research and academics. Dr. McCamish currently serves on the board of directors of Rafael Holdings, Inc., a publicly traded biopharmaceutical company focused on development of cancer and immune therapies, and he has also served on the board of directors of Vincerx Pharma, Inc. from December 2020 to May 2021. Dr. McCamish received both a Bachelor’s and a Master’s degree from the University of California at Santa Barbara, a Ph.D. in Human Nutrition from the Pennsylvania State University and an M.D. from the University of California at Los Angeles. He is Board Certified in Internal Medicine and Nutrition and Metabolism.

We believe Dr. McCamish’s broad experience in the life sciences industry makes him well qualified to serve as a director.

Linda S. Palczuk has been a member of the Board since July 2018. From September 2019 to December 2022, Ms. Palczuk served as the Chief Operating Officer and a director of Envara Health, Inc., a medical nutrition technology company. Before that, Ms. Palczuk was the Chief Operating Officer of Verrica Pharmaceuticals, Inc., a late-stage biopharmaceutical company focused on medical dermatology products, from February 2018 to April 2019. Prior to joining Verrica Pharmaceuticals, from July 2017 to February 2018, Ms. Palczuk was President and Chief Executive Officer at Osiris Therapeutics, Inc., a regenerative medicines biotechnology company. Prior to her position at Osiris Therapeutics, Ms. Palczuk had an extensive and successful 30-year career with AstraZeneca Pharmaceuticals and its legacy companies, serving in senior-level commercial and general management roles, including Vice President, Established Brands and Vice President, Global Commercial Excellence from January 2012 until March 2015, Vice President, Sales & Marketing from March 2009 to December 2011, and Vice President, Sales from April 2006 to February 2009. From June 2015 until July 2017, Ms. Palczuk was an independent consultant providing business expertise within the pharmaceutical sector. Ms. Palczuk received a BA degree in Biology from Franklin and Marshall College and an MBA degree from the Alfred Lerner College of Business and Economics at the University of Delaware.

We believe Ms. Palczuk’s extensive pharmaceutical and biotechnology management experience makes her well qualified to serve as a director.

Peter J. Thornton has been a member of the Board since June 2017. He is the President and Chief Financial Officer of Envetec Sustainable Technologies Limited, an Irish cleantech company focused on the carbon neutral treatment of biohazardous clinical material and plastics at source. From January 2014 to January 2022, he was the Chief Financial Officer of Technopath Clinical Diagnostics, which was acquired by LGC Group in January 2021. Prior to joining Technopath Clinical Diagnostics, from September 2011 to December 2013, Mr. Thornton was Senior Vice President - Business Integration for Alkermes plc, a global biopharmaceuticals company headquartered in Dublin, Ireland. From July 2007 to September 2011, he was Senior Vice President — Corporate and Business Development for Elan Drug Technologies, an Elan Corporation plc division engaged in developing and manufacturing drug delivery technology based pharmaceutical products. From September 2006 to July 2007, he was President and Chief Operating Officer of Circ Pharma Limited, a specialty pharmaceutical company and from June 2004 to September 2006 he was Chief Financial Officer of Agenus Inc., a Nasdaq-listed biotechnology company. Mr. Thornton has previously served as a non-executive director of both public and private companies and currently is a non-executive director of Oculer Limited, a private company focused on rapid microbiology testing technology. Mr. Thornton worked for the international public accounting firm of KPMG for seven years in Ireland and France and is a fellow of Chartered Accountants Ireland. He holds a Bachelor of Commerce degree from University College Cork, Ireland.

We believe Mr. Thornton’s experience as a chief financial officer and his financial expertise make him well qualified to serve as a director.

Family Relationships

There is no family relationship between any director or executive officer of the Company. There are no material proceedings to which any director, officer or affiliate, or any associate thereof, of the Company, any owner of record or beneficially of more than five percent of any class of voting securities of the Company, or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries. During the past ten years, none of our officers, directors, promoters or control persons have been involved in any legal proceedings as described in Item 401(f) of Regulation S-K.

Corporate Governance Guidelines

The Board has adopted corporate governance guidelines that set forth the practices of the Board with respect to the qualification, selection and election of directors, director orientation and continuing education, director responsibilities, Board composition and performance, director access to management and independent advisors, director compensation guidelines, management evaluation and succession, policies regarding the independent directors, meetings of the non-management directors, the policy on communicating with the non-management directors and various other issues. A copy of our corporate governance guidelines is available at https://investors.avadel.com/corporate-governance/highlights. A printed copy is available free of charge to any shareholder who requests it by contacting the Company Secretary in writing at Ten Earlsfort Terrace, Dublin 2, D02 T380 Ireland.

Audit Committee

Composition, Qualifications and Governance

The Board has an Audit Committee composed of Peter J. Thornton (Chair), Dr. Eric J. Ende, Geoffrey M. Glass and Dr. Mark A. McCamish. The Board has determined that all of the members of the Audit Committee are independent within the meaning of applicable SEC regulations and the listing standards of Nasdaq, and that each member is financially literate within the meaning of such listing standards. The Board has also determined that Mr. Thornton, as the Chair of the Committee, (i) is independent within the meaning of applicable SEC regulations and the listing standards of Nasdaq, (ii) is qualified as an audit committee financial expert within the meaning of SEC regulations, and (iii) has accounting and related financial management expertise within the meaning of the listing standards of Nasdaq and that he is financially literate within the meaning of such listing standards. In addition, the Board has determined that the composition satisfies the requirements of the Companies Act.

The Audit Committee has a written charter, which is available on our website at https://investors.avadel.com/corporate-governance/highlights. The Audit Committee reviews the charter annually and works with the Board to amend it as appropriate to reflect the evolving role of the Audit Committee.

Responsibilities and Duties

The Audit Committee recommends to the Board the selection of the Company’s independent registered public accounting firm and reviews the findings of the auditors and operates in accordance with the Audit Committee Charter. The Audit Committee Charter outlines the roles and responsibilities of the Audit Committee which includes appointment, compensation and oversight of the work of any registered public accounting firm employed by the Company and review of related party transactions pursuant to the Company’s policy. The Audit Committee also assists the Board in oversight of: (1) the integrity of the financial statements of the Company; (2) the adequacy of the Company’s system of internal controls; (3) compliance by the Company with legal and regulatory requirements; (4) the qualifications and independence of the Company’s independent auditors; and (5) the performance of the Company’s independent and internal auditors. The Audit Committee met five times during 2023.

Changes to Procedures for Recommending Nominees to Board of Directors

None.

Code of Conduct and Financial Integrity Policy

We have adopted a written Code of Conduct (the “Code”) that applies to all of our employees, as well as a Financial Integrity Policy (the “Financial Integrity Policy”) that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Senior Tax Director and Controller (or persons performing similar functions). These documents cover a broad range of professional conduct, including employment policies, conflicts of interest, intellectual property and the protection of confidential information, as well as adherence to all laws and regulations applicable to the conduct of our business. A copy of the Code and the Financial Integrity Policy is available at https://www.avadel.com/corporate-compliance. If we make any substantive amendments to, or grant any waivers from, the Code or Financial Integrity Policy for any officer or director, we intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K by disclosing the nature of such amendment or waiver on our website or in a current report on Form 8-K.

Item 11.	Executive Compensation.

EXECUTIVE COMPENSATION - COMPENSATION DISCUSSION AND ANALYSIS

Compensation Discussion and Analysis

In this Compensation Discussion and Analysis, we give an overview and analysis of our compensation philosophy, our compensation program, and the decisions we made in 2023 under those programs with respect to our named executive officers. Included in this discussion is specific information about the compensation earned or paid in 2023 to our named executive officers (the “Named Executive Officers”). Named Executive Officers for 2023 are:

Name	Position
Gregory J. Divis	Chief Executive Officer
Richard J. Kim	Chief Commercial Officer
Thomas S. McHugh	Chief Financial Officer

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

Compensation Components

Our executive compensation program has three primary components: base salary, annual cash incentive awards and equity awards.

•	Base Salary. We fix the base salary of each of our executive officers at a level we believe enables us to hire and retain individuals in a competitive environment and rewards satisfactory individual performance and a satisfactory level of contribution to our overall business goals. We take into account the base salaries paid by similarly situated companies in our peer group and, to the extent practicable, we set base salary levels for similarly situated executives within the Company at comparable levels to avoid divisiveness and encourage teamwork, collaboration, and a cooperative working environment.

•	Cash Incentive Awards. We provide annual cash incentive awards that are based upon the achievement of corporate and individual objectives established by the Compensation Committee and the Board of Directors. These cash incentive awards are designed to focus our executive officers on achieving key clinical, regulatory, commercial, operational, strategic and financial objectives.

•	Equity Awards. We use stock options, restricted share units and performance share units to reward long-term performance. These equity awards are intended to provide significant incentive value for each executive officer if the Company performance is outstanding and the Company achieves its long-term goals to align executive compensation with long-term shareholder interests.

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

Compensation Policies and Process

The Compensation Committee has oversight of our compensation philosophy and programs and annually reviews and recommends all compensation decisions relating to our Chief Executive Officer, our other Named Executive Officers and all other executive officers of the Company. The Chief Executive Officer provides specific information to the committee relative to the performance of the other members of the executive management team. However, the Chief Executive Officer is always excused from the Compensation Committee meetings when his compensation or employment is discussed. The Compensation Committee considers any recommendations by the Chief Executive Officer; however, the committee recommends final compensation for all executives. All compensation decisions are assessed within the framework of the Company’s financial position and general economic conditions. Our Board typically reviews and approves the compensation decisions made by the Compensation Committee.

Our Compensation Committee has engaged Aon’s Human Capital Solutions Practices, a division of Aon plc (“Aon”) specializing in executive compensation, as its independent compensation consultant. In connection with the Compensation Committee’s executive compensation decisions for 2023, Aon reviewed and advised on principal aspects of our executive compensation program and performed the following services:

•	conducted a competitive assessment of the Company’s then current executive compensation arrangements, including analyzing peer group Proxy Statements, compensation survey data, and other publicly available data;

•	provided recommendations on the composition of the Company’s peer group; and

•	reviewed and advised on equity compensation and on industry best practices.

The Compensation Committee has determined that the work of Aon and the individual compensation advisors employed by Aon does not create any conflict of interest. In making that determination, the Compensation Committee took into consideration the following factors: (i) the provision of other services to the Company by the consultant; (ii) the amount of fees the Company paid the consultant as a percentage of the consultant’s total revenue; (iii) the consultant’s policies and procedures that are designed to prevent conflicts of interest; (iv) any business or personal relationship of the consultant or the individual compensation advisors employed by the consultant with any Company executive officer; (v) any business or personal relationship of the individual compensation advisors with any member of the Compensation Committee; and (vi) any Company stock owned by the consultant or the individual compensation advisors employed by the consultant.

Peer Group

In an effort to provide competitive total compensation to our executive officers, the Compensation Committee approved a group of comparable companies as our peer group as recommended by Aon. The peer group was selected on the basis of similarity to the Company on the following criteria: business comparability, stage of product development and commercialization, number of employees, market capitalization and revenue. The following companies were identified as our “peer group” for 2023:

2023 Peer Group
Aldeyra Therapeutics, Inc.	Deciphera Pharmaceuticals, Inc.
Amylyx Pharmaceuticals, Inc.	Harmony Biosciences Holdings, Inc.
Anika Therapeutics, Inc.	Harrow, Inc.
Ardelyx, Inc.	Intercept Pharmaceuticals, Inc.
Axsome Therapeutics, Inc.	Liquidia Corporation
BioXcel Therapeutics, Inc.	Marinus Pharmaceuticals, Inc.
Collegium Pharmaceutical, Inc.	Mirum Pharmaceuticals, Inc.
CymaBay Therapeutics, Inc.	Rhythm Pharmaceuticals, Inc.

Say-on-Pay and Say-on-Frequency

We have developed a compensation policy that is designed to attract and retain key executives responsible for our success and motivate management to enhance long-term shareholder value. We believe our compensation policy strikes an appropriate balance between the implementation of responsible, measured compensation practices and the effective provision of incentives for our named executive officers to exert their best efforts for our success.

As required by Section 14A(a)(1) of the Exchange Act, periodically we must provide our shareholders with an opportunity to provide an advisory vote related to the compensation of our named executive officers, commonly known as the “say-on-pay” proposal. The SEC say-on-pay vote generally covers the calendar year prior to the date of our proxy statement. As such vote is advisory, it is not binding upon our Board or our Compensation Committee and neither the Board nor the Compensation Committee is required to take any action as a result of the outcome of such vote. However, our Compensation Committee carefully considers the outcome of this vote when considering future executive compensation policies.

As reported in our report on Form 8-K, filed with the SEC on August 5, 2022, at our 2022 annual general meeting, approximately 93% of the votes cast on our SEC Say-on-Pay proposal supported the compensation paid to our named executive officers. At our 2022 annual general meeting, we also held a separate non-binding advisory shareholder vote on the frequency of future shareholder advisory votes regarding the compensation program for our named executive officers, commonly referred to as a “say-on-frequency” vote. At the 2022 annual general meeting, our shareholders approved, on an advisory basis, a proposal to take the say-on-pay vote every two years until the next required say-on-frequency vote. Accordingly, our next say-on-pay vote will occur at the 2024 annual general meeting and our next say-on-frequency vote will occur at the 2028 annual general meeting.

Base Salary

The Company provides base salaries to attract and retain executives with the proper experiences and skill sets required to assist us in achieving our specific business objectives, as well as our future growth and success. Base salaries provide a guaranteed base level of compensation that reflects a belief that base salary for executive officers should be targeted at market-competitive levels. Base salaries for a particular fiscal year are generally established at the end of the prior year. In establishing the base salaries for 2023, the Compensation Committee considered each Named Executive Officer’s role and level of responsibility at the Company, recent individual performance, perceived impact on Company results and overall Company performance. The base salaries of our Named Executive Officers during 2022 and 2023 were as follows:

Name	2022 Base Salary ($)	2023 Base Salary ($)	Increase (%)
Gregory J. Divis	561,144	600,000	7%
Richard J. Kim	437,750	454,161	4%
Thomas S. McHugh	420,343	437,997	4%

Annual Cash Incentive

The goal of the annual cash incentive program in 2023 was to align a meaningful portion of the total compensation potential for the Named Executive Officers to the achievement of specified quantitative and qualitative Company performance targets, as well as individual performance targets. The achievement of these targets advances the Company’s specific business objectives and results in long-term shareholder value. The target levels of the annual cash incentive awards were established as part of the Named Executive Officer’s individual employment agreements. Each of these employment agreements provides that the Named Executive Officer will receive an annual cash incentive award determined at the discretion of the Compensation Committee and the Board based on the Company’s performance against its objectives and individualized objective and subjective criteria, with a target award amount equal to a percentage of the Named Executive Officer’s base salary. The award criteria include specific objectives, relating to the achievement of clinical, regulatory, commercial, business and/or financial milestones. The table below sets forth each Named Executive Officer’s target incentive compensation for 2023:

Name	2023 Target Bonus (% of Base Salary)	2023 Target Bonus ($)	2023 Actual Bonus ($)(1)
Gregory J. Divis	60%	360,000	360,000
Richard J. Kim	45%	204,373	194,154	(2)
Thomas S. McHugh	45%	197,099	212,867

(1)	Actual bonus paid to our Named Executive Officers based on the Company’s performance.
(2)	In addition to payment of an annual target bonus based upon corporate and individual performance, Mr. Kim was eligible for an additional bonus based upon achievement of certain commercial milestones. Accordingly, in addition to the $194,154 paid to Mr. Kim for 2023 performance, Mr. Kim received an additional $109,438 related to the achievement of certain commercial milestones which were met in 2023.

Our approved 2023 corporate goals consisted of:

•	Achieving LUMRYZ launch revenue and patient demand targets
•	Execution of financial strategy and organizational plan
•	Execution of portfolio and pipeline expansion

The Compensation Committee determined that the Company’s corporate performance score was 100% for 2023 based solely on the Compensation Committee’s assessment of the Company’s level of achievement against the approved 2023 corporate performance goals set forth above.

Mr. Divis’ 2023 annual cash incentive bonus was based entirely upon achievement of the corporate performance goals described above. Accordingly, the Compensation Committee awarded an aggregate annual cash incentive with respect to 2023 for Mr. Divis in the amount of $360,000.

The process for determining the annual cash incentive for our other Named Executive Officers is generally similar to what is described above with respect to our Chief Executive Officer. For 2023, the Compensation Committee took into account the Company’s performance with respect to the financial and strategic performance goals discussed above. The Compensation Committee assessed the individual performance of the other Named Executive Officers and also considered the recommendations of Mr. Divis. The other Named Executive Officers reported directly to Mr. Divis as Chief Executive Officer and so, the Compensation Committee believes Mr. Divis was in a position to provide a meaningful assessment of their capabilities and contributions to the Company.

The Compensation Committee determined 2023 annual cash incentives for the other Named Executive Officers in the following amounts: Richard J. Kim - $194,154 and Thomas S. McHugh - $212,867. Richard J. Kim received an additional $109,438 related to the achievement of certain commercial milestones related to LUMRYZ that were met in 2023.

Equity Compensation

The Compensation Committee believes equity compensation awards help to align the interests of our executive officers with those of shareholders because the value of the equity awards to the recipient increases only with the appreciation of the price of our ordinary shares. Furthermore, the Compensation Committee believes granting equity awards that vest over time encourages executives to remain with the Company. The authority to grant equity awards to our executive officers lies with the Compensation Committee and Board. The Compensation Committee takes into consideration the peer group data provided by Aon and the recommendations of our Chief Executive Officer (other than for himself). Generally, the Compensation Committee has granted stock options to our executive officers upon commencement of their employment with the Company.

In addition to new hire stock options, at least annually, the Compensation Committee considers equity awards for our executive officers. These awards may consist of stock options, restricted share units (“RSUs”), performance share units (“PSUs”) or performance stock options (“PSOs”). In August 2023, the Compensation Committee determined it would be appropriate to award PSUs to our Named Executive Officers. The Compensation Committee believed that supplemental awards in the form of PSUs would further align our Named Executive Officers’ long-term incentive compensation with the interests of our shareholders. Specifically, the PSUs will be determined to be granted and to vest based upon achieving at least a majority of corporate objectives as well as exceeding revenue forecasts and/or patient demand forecast for the applicable performance periods. Achievement of the corporate, revenue and/or patient demand is at the discretion of the Compensation Committee. 1/3 of the PSUs were tied to performance during the second half of 2023 and 2/3 of the PSUs are tied to performance during calendar year 2024. The following table below reflects the target number of PSUs awarded to each of our Named Executive Officers:

Name	Target PSUs
Gregory J. Divis	175,000
Richard J. Kim	90,000
Thomas S. McHugh	90,000

In determining the number of PSUs to grant to a particular Named Executive Officer, the Compensation Committee takes into account numerous factors, including: the executive’s role and level of responsibility within the Company, the Company’s performance with respect to the financial and strategic goals and objectives for that year, and comparative peer group data as presented by Aon.

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

General Employee Benefits

Avadel offers competitive health, dental and life insurance and vacation pay for all employees, including Named Executive Officers. In addition, the senior executives are eligible to receive matching 401(k) plan contributions on the same basis as other employees.

Severance and Change-in-Control Benefits

Pursuant to employment agreements, each of our Named Executive Officers has a provision in his or her employment agreement with the Company that entitles such Named Executive Officer to certain specified benefits in the event of termination of their employment under specified circumstances, including termination following a change in control of the Company. These benefits are described in the “Employment Agreement” section below, and certain estimates of these severance and change-in-control benefits are provided in “Potential Payments Upon Termination or Change in Control” below.

Retirement Benefits

The Company believes offering competitive retirement benefits is important to attract and retain top executives. The Company’s U.S.-based executives participate in a traditional defined contribution 401(k) plan. For our Company’s 401(k) plan, the Company generally contributed approximately $12,000 to $13,000 to each eligible executive’s 401(k) account during 2023, which was the maximum contribution match allowable under the Company’s 401(k) Plan, provided the participant contributed the maximum in order to receive the maximum match and contributed based off of $330,000 of wages, the maximum allowable under the IRS limits. Additional details regarding retirement benefits are provided in the tables below entitled “Summary Compensation Table.”

Deductibility of Executive Compensation

Generally, Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) disallows a federal income tax deduction for public corporations of remuneration in excess of $1 million paid for any fiscal year to “covered employees” of the Company. The Board and the Compensation Committee believe shareholder interests are best served if they retain maximum flexibility to design executive compensation programs that meet stated business objectives. For that reason, while our Board and Compensation Committee consider the potential effects of Section 162(m) of the Code on the compensation paid to our named executive officers, in light of the constraints imposed by Section 162(m) and our desire to maintain flexibility in compensation decisions, the Board and the Compensation Committee do not necessarily limit compensation to amounts deductible under Section 162(m).

Taxation of “Parachute” Payments

Sections 280G and 4999 of the Code provide that executive officers and directors who hold significant equity interests and certain other service providers may be subject to significant additional taxes if they receive payments or benefits in connection with a change in control of the Company that exceeds certain prescribed limits, and that the Company (or a successor) may forfeit a deduction on the amounts subject to this additional tax. Our compensation arrangements for executive officers, including our Named Executive Officers, do not provide tax gross-ups for any type of payments, including payments for severance or in connection with a change of control of the Company.

Securities Trading Policy

The Company has a policy that prohibits executive officers and directors from trading in the Company’s securities while aware of material non-public information or engaging in hedging transactions or short sales and trading in “puts” and “calls” involving the Company’s securities. This policy is described in our Code of Conduct, which may be viewed on our website at https://www.avadel.com/corporate-compliance. In addition, executive officers and directors are prohibited from pledging the Company’s securities.

Compensation Recovery Policy

In October 2023, we adopted a compensation recovery policy (the “Clawback Policy”), in compliance with the requirements of the Dodd-Frank Act, final SEC rules and applicable Nasdaq listing standards, which covers our current and former executive officers, including all of our named executive officers. Under the Clawback Policy, if we are required to prepare a restatement of previously issued financial statements of the Company due to the material noncompliance of the Company with any financial reporting requirement under federal securities laws, the Company will recover any incentive-based compensation received by any current or former executive officer after the effective date of the policy and during the three-year period preceding the date on which the Company is required to prepare the restatement that is in excess of what would have been paid or earned by such executive officer had the financial results been properly reported.

2023 Compensation of Named Executive Officers

Summary Compensation Table

The following table sets forth the compensation paid or accrued during the fiscal years ended December 31, 2023, 2022 and 2021 to our Named Executive Officers:

Name and Principal Position	Year	Base Salary ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total Compensation ($)
Gregory J. Divis Chief Executive Officer	2023	600,000	-	-	360,000	25,200	985,200
	2022	561,144	-	-	168,343	24,200	753,687
	2021	544,800	-	1,668,854	294,192	23,600	2,531,446
Richard J. Kim Chief Commercial Officer	2023	454,161	-	-	303,592	13,200	770,953
	2022	437,750	-	-	98,494	12,200	548,444
	2021	373,510	-	2,836,088	157,781	11,600	3,378,979
Thomas S. McHugh Chief Financial Officer	2023	437,997	-	-	212,867	12,280	663,144
	2022	420,343	-	-	94,577	11,079	525,999
	2021	396,550	-	807,510	142,758	10,697	1,357,515

(1) Represents salaries before any employee contributions under our 401(k) Plan. Mr. Kim joined us in February 2021 and, accordingly, his salary for 2021 reflects his partial years of service.

(2) Represents the aggregate grant date fair value of share awards granted in 2022, 2021 and 2020, respectively, calculated in accordance with FASB ASC Topic 718. For a full description of the assumptions we use in calculating these amounts, see Note 16 to our consolidated financial statements for the year ended December 31, 2023 which are included in our Annual Report on Form 10-K filed with the SEC on February 29, 2024. The actual value a Named Executive Officer may receive depends on market prices and there can be no assurance that the amounts reflected in the Stock Awards column will actually be realized. The amounts reported in this table do not include the grant date fair value of PSUs granted in 2021, as achievement was not probable on the grant date. Assuming maximum achievement, the grant date fair value of the PSUs granted in 2021 to each of Mr. Divis, Mr. McHugh and Mr. Kim for 2021 would have been $1,389,900, $492,000 and $451,004, respectively. All such PSUs were forfeited. In addition, the amounts reported for 2023 do not reflect PSUs awarded in August 2023 as the grant date of such awards for accounting purposes did not occur in 2023. 1/3 of the PSUs that were tied to performance during the second half of 2023 were forfeited.

(3) Amounts reported reflect the aggregate grant date fair value of options granted or modified in 2023, 2022 and 2021, respectively, calculated in accordance with FASB ASC Topic 718. For a full description of the assumptions we use in calculating these amounts, see Note 16 to our consolidated financial statements for the year ended December 31, 2023 which are included in our Annual Report on Form 10-K filed with the SEC on February 29, 2024. The actual value a Named Executive Officer may receive depends on market prices and there can be no assurance that the amounts reflected in the Option Awards column will actually be realized. No gain to a named executive officer is possible without an appreciation in stock value after the date of grant. For 2022, the amounts reported in this table to Mr. Divis, Mr. McHugh and Mr. Kim do not include the grant date fair value of the PSOs, as achievement was not probable on the grant date. Assuming maximum achievement, the grant date fair value of the PSOs granted in 2022 to each of Mr. Divis, Mr. McHugh and Mr. Kim would have been $1,297,738, $648,869 and $648,869, respectively.

(4) Non-equity incentive plan compensation represents cash bonuses for meeting Company and, if applicable, personal performance targets.

(5) For 2023, amounts include (i) for Mr. Divis, $13,200 in employer 401(k) contributions and $12,000 in auto allowance, (ii) for Mr. Kim, $13,200 in employer 401(k) contributions and (iii) for Mr. McHugh, $12,280 in employer 401(k) contributions.

Grants of Plan-Based Awards 2023

The following table presents information regarding grants of plan-based awards to the named executive officers during the year ended December 31, 2023:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)	Estimated Future Payouts Under Equity Incentive Plan Awards(2)	Grant Date Fair Value of Stock and Option Awards(2)
Name	Grant Date	Target ($)	Target (#)	($)
Gregory J. Divis		360,000	--	--
Richard J. Kim		204,373	--	--
Thomas S. McHugh		197,099	--	--

(1) Represents the target amount that may be earned based on achievement of pre-determined performance criteria during fiscal year 2023. Our Compensation Committee has not set threshold or maximum amounts associated with non-equity incentive plan awards.

(2) The Compensation Committee awarded PSUs to our named executive officers in 2023 as described above in the section entitled “Compensation Discussion and Analysis—Equity Compensation”. However, these PSUs do not yet have a grant date for accounting purposes due to the discretionary nature of the performance criteria and, accordingly, have been excluded from this table.

Outstanding Equity Awards at Fiscal Year-End 2023

The following table sets forth specified information concerning stock options and stock awards for each of the named executive officers outstanding as of December 31, 2023.

					Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Gregory J. Divis	12/14/2016	150,000	-		-	10.40	12/14/2026
	12/12/2017	100,000	-		-	8.95	12/12/2027
	3/22/2018	50,000	-		-	7.06	3/22/2028
	3/7/2019	100,000	-		-	1.85	3/7/2029
	5/30/2019	400,000	-		-	1.71	5/30/2029
	12/8/2020	375,000	125,000	(2)	-	6.79	12/8/2030
	12/7/2021	155,000	155,000	(3)	-	8.20	12/7/2031
	8/4/2022	175,000	175,000	(4)	-	4.69	8/4/2032
Richard J. Kim	2/15/2021	175,000	175,000	(5)	-	8.99	2/15/2031
	12/7/2021	68,750	68,750	(6)	-	8.20	12/7/2031
	8/4/2022	87,500	87,500	(4)	-	4.69	8/4/2032
Thomas S. McHugh	10/22/2019	250,000	-		-	3.45	10/22/2029
	12/8/2020	150,000	50,000	(7)	-	6.79	12/8/2030
	12/7/2021	75,000	75,000	(8)	-	8.20	12/7/2031
	8/4/2022	87,500	87,500	(4)	-	4.69	8/4/2032

(1) Unless otherwise noted, options to purchase shares become exercisable in four equal annual installments following the grant date.

(2) Includes the unvested portion of the December 2020 option grant under the Avadel 2020 Omnibus Plan, all of which will vest on December 8, 2024.

(3) Includes the unvested portion of the December 2021 option grant under the Avadel 2020 Omnibus Plan, 77,500 of which will vest on each of December 7, 2024, and December 7, 2025.

(4) Includes the unvested portion of the August 2022 PSO grant under the Avadel 2020 Omnibus Plan. The PSOs vested based upon achievement of commercial milestones related to LUMRYZ, with 50% vesting immediately upon the achievement of those milestones on June 5, 2023 and the other 50% vesting on June 5, 2024.

(5) Includes the unvested portion of the February 2021 option grant under the Avadel 2020 Omnibus Plan, 87,500 of which will vest on each of February 15, 2024, and February 15, 2025.

(6) Includes the unvested portion of the December 2021 option grant under the Avadel 2020 Omnibus Plan, 34,375 of which will vest on each of December 7, 2024, and December 7, 2025.

(7) Includes the unvested portion of the December 2020 option grant under the Avadel 2020 Omnibus Plan, all of which will vest on December 8, 2024.

(8) Includes the unvested portion of the December 2021 option grant under the Avadel 2020 Omnibus Plan, 37,500 of which will vest on each of December 7, 2024, and December 7, 2025.

Options Exercised and Shares Vested During Fiscal Year 2023

The following table sets forth specified information concerning share options exercised and share awards vested for each of the named executive officers during fiscal year 2023:

	Option Awards		Share Awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)
Gregory J. Divis	-	-	-	-
Richard J. Kim	-	-	-	-
Thomas S. McHugh	-	-	-	-

Employment Agreements

We have written employment agreements with each of our Named Executive Officers, which were each amended on September 28, 2022. Each employment agreement provides that the individual’s employment will continue until either we or the Named Executive Officer provides written notice of termination in accordance with the terms of the agreement. In addition, each of these agreements prohibit the Named Executive Officer from disclosing confidential information and competing with us during the term of their employment with the Company and for a specified time period thereafter. The agreements also contain customary non-solicitation and non-disparagement provisions. Under the terms of their respective employment agreements, each of the Named Executive Officers is entitled to receive an annual base salary, subject to annual review, an annual cash incentive and an annual equity award, each component of which is subject to the discretion of our board.

Pursuant to their employment agreements, each of our Named Executive Officers is entitled to certain severance benefits in the event he or she terminates his or her employment for “Good Reason” or if his or her employment is terminated by the Company for any reason other than for “Cause,” including non- renewal by the Company at the end of the employment term. Upon such a termination, each of the Named Executive Officers is entitled to receive all accrued but unpaid bonuses for any completed fiscal year and vacation pay, expense reimbursement and other benefits due under any Company-provided benefit plans, policies and arrangements. In addition, Mr. Divis is entitled to receive: (1) severance equal to 1.5 times his base salary, payable in substantially equal installments in accordance with the Company’s normal payroll practices; and (2) payment of monthly COBRA health insurance premiums for up to 18 months, and Mr. Kim and Mr. McHugh are entitled to receive (1) severance equal to 1.0 times their base salary, payable in substantially equal installments in accordance with the Company’s normal payroll practices; and (2) payment of monthly COBRA health insurance premiums for up to 12 months.

In addition to the above, if such a termination occurs during a Change in Control Period (as defined below), Mr. Divis is entitled to receive (i) the highest of (x) his target bonus in effect for the fiscal year in which the applicable change in control occurs, (y) his target bonus in effect for the fiscal year in which the termination of employment occurs; or (z) his actual bonus for performance during the calendar year prior to the calendar year during which the termination of employment occurs.

In addition, if such a termination occurs during a Change in Control Period (as defined below), each of the Named Executive Officers is entitled to receive (i) the immediate vesting of 100% of his outstanding and unvested share options and any other equity awards under the Company’s compensation plans and (ii) outstanding and vested stock options held by each of the Named Executive Officers as of his termination of employment date will remain exercisable until the eighteen (18) month anniversary of the termination of employment date (not to extend beyond the original maximum term as of the original date of grant).

For purposes of each of the Named Executive Officer’s agreements:

•	“Good Reason” is defined as

o	For Mr. Divis: (i) the failure of the Company to timely pay to the employee any compensation owed under the agreement; (ii) the Company’s diminution in the employee’s authority, duties or responsibilities in any material respect or the Company’s assignment to the employee of duties that are materially inconsistent with the duties stated in the agreement; (iii) the relocation of the place of the employee’s employment more than sixty (60) miles outside the greater St. Louis metropolitan area; (iv) a material breach by the Company of the agreement; or (v) the failure of the Company to have the agreement assumed in full by any successor in the case of any merger, consolidation, or sale of all or substantially all of the assets of the Company.

o	For Mr. Kim and Mr. McHugh: (i) the Company’s diminution in the employee’s authority, duties or responsibilities in any material respect or the Company’s assignment to the employee of duties that are materially inconsistent with the duties stated in the agreement; (ii) the relocation of the place of the employee’s employment which increases such employee’s one-way commute by more than sixty (60) miles for such employee; or (iii) a material breach by the Company of the agreement.

•	“Cause” means: (i) conviction of or plea of nolo contendere to a felony or crime involving moral turpitude; (ii) fraud, theft, or misappropriation of any asset or property of the Company, including, without limitation, any theft or embezzlement or any diversion of any corporate opportunity; (iii) breach of any of the material obligations contained in the agreement; (iv) conduct materially contrary to the material policies of the Company; (v) material failure to meet the goals and objectives established by the Company without cure within a reasonable period of time after written notice thereof; or (vi) conduct that results in a material detriment to the Company, its program, or goals or is inimical to the Company’s reputation and interests without cure within a reasonable period of time after written notice thereof.

•	“Change of Control Period” means the period beginning six (6) months prior to, and ending eighteen (18) months following, a Change of Control for Mr. Divis and Mr. McHugh and means the period ending eighteen (18) months following, a Change of Control for Mr. Kim.

•	“Change of Control” means the occurrence of any of the following events: (i) A change in the ownership of the Company which occurs on the date that any one person, or more than one person acting as a group (‘Person’), acquires ownership of the equity interests of the Company that, together with the shares held by such Person, constitutes more than fifty percent (50%) of the total voting power of the shares of the Company; provided, however, that for purposes of this subsection, the acquisition of additional shares by any one Person, who is considered to own more than fifty percent (50%) of the total voting power of the shares of the Company will not be considered a Change or Control; or (ii) A change in the effective control of the Company which occurs on the date that a majority of the members of the Board is replaced during any twelve (12) month period by Directors whose appointment or election is not endorsed by a majority of the members of the Board prior to the date of the appointment or election. For purposes of such definition, if any Person is considered to be in effective control of the Company, the acquisition of additional control of the Company by the same Person will not be considered a Change of Control; or (iii) A change in the ownership of a substantial portion of the Company’s assets which occurs on the date that any Person acquires (or has acquired during the twelve (12) month period ending on the date of the most recent acquisition by such person or persons) assets from the Company that have a total gross fair market value equal to or more than fifty percent (50%) of the total gross fair market value of all of the assets of the Company immediately prior to such acquisition or acquisitions.

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

Potential Payments upon Termination or Change of Control

The following table sets forth information regarding potential payments that each Named Executive Officer would have received if the Named Executive Officer’s employment had terminated as of December 31, 20223 under the circumstances set forth above.

Name	Termination without Cause or Resignation for Good Reason Not in Connection with a Change in Control ($)		Termination without Cause or Resignation for Good Reason in Connection with a Change in Control ($)
Gregory J. Divis
Cash Severance Payment	900,000	(1)	1,260,000	(3)
Value of Benefits	45,481	(2)	45,481	(2)
Equity Acceleration	--		3,484,100	(4)
Richard Kim
Cash Severance Payment	454,161	(1)	454,161	(3)
Value of Benefits	30,321	(2)	30,321	(2)
Equity Acceleration	--		2,129,875	(4)
Thomas S. McHugh
Cash Severance Payment	437,997	(1)	437,997	(3)
Value of Benefits	20,802	(2)	20,802	(2)
Equity Acceleration	--		1,635,625	(4)

(1) Includes 18 months base salary continuation for Mr. Divis and 12 months’ base salary for Mr. Kim, and Mr. McHugh.

(2) Includes 18 months’ COBRA continuation for Mr. Divis and 12 months’ COBRA continuation for Mr. Kim and Mr. McHugh.

(3) Includes 18 months base salary and target annual bonus for Mr. Divis and 12 months base salary for Mr. Kim and Mr. McHugh.

(4) Amounts reflect intrinsic value of unvested stock options whose vesting will be accelerated based on the closing price of one ADS on December 29, 2023, the last trading day of 2023 ($14.12).

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, the Compensation Committee recommended to the Board that it be included in this Annual Report on Form 10-K.

THE COMPENSATION COMMITTEE
Linda S. Palczuk, Chair
Dr. Mark A. McCamish
Peter J. Thornton

The “Compensation Committee Report” above shall not be deemed incorporated by reference by any general statement incorporating this Annual Report on Form 10-K into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate this information by reference and shall not otherwise be deemed filed under such Acts.

Compensation Risk Assessment

As part of its oversight of our executive compensation program, the Compensation Committee considers the impact of our executive compensation program, and the incentives created by the compensation awards that it administers, on our risk profile. In addition, we review all our compensation policies and procedures, including the incentives that they create and factors that may reduce the likelihood of excessive risk-taking, to determine whether they present a significant risk to us. The Compensation Committee concluded that our compensation programs are designed with the appropriate balance of risk and reward in relation to our overall business strategy and that the balance of compensation elements discourages excessive risk-taking. The Compensation Committee, therefore, determined that the risks arising from our compensation policies and practices for employees are not reasonably likely to have a material adverse effect on us. The Compensation Committee will continue to consider compensation risk implications while deliberating the design of our executive compensation programs. In its discussions, the Compensation Committee considered the attributes of our programs, including:

•	Appropriate pay philosophy in light of our business model;
•	Balance with respect to the mix of cash and equity compensation, and measures of performance against both annual and multi-year standards;
•	Short and long-term incentives linked to share price performance;
•	Performance goals are set at levels that are sufficiently high to encourage strong performance and support the resulting compensation expense, but within reasonably attainable parameters to discourage pursuit of excessively risky business strategies;
•	Long-term incentives generally have multi-year vesting to ensure a long-term focus and appropriate balance against short-term goals;
•	Independent Compensation Committee oversight, with Compensation Committee discretion to reduce incentives based on subjective evaluation of individual performance; and
•	Anti-hedging/pledging policies.

PAY RATIO DISCLOSURE

Under Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K, the Company is required to provide the ratio of the annual total compensation of Mr. Divis, who is the Company’s Chief Executive Officer, to the annual total compensation of the median employee of the Company (the “Pay Ratio Disclosure”).

For fiscal year 2023, the median annual total compensation of all employees of the Company and its consolidated subsidiaries (other than the Chief Executive Officer) was $299,923. Mr. Divis’ annual total compensation for fiscal year 2023 was $985,200. Based on this information, for fiscal year 2023, the ratio of the compensation of the Chief Executive Officer to the median annual total compensation of all other employees was estimated to be 3 to 1.

To identify, and to determine the annual total compensation of, the median employee, we used the following methodology:

•	We collected the payroll data of all employees globally, whether employed on a full-time, part-time, temporary or seasonal basis as of December 31, 2023.
•	We annualized the compensation of all permanent full-time and part-time employees who were hired by the Company and its consolidated subsidiaries between January 1, 2023, and December 31, 2023.
•	We then identified our median employee from our employee population based on this compensation measure.
•	This process resulted in the identification of an employee whose compensation was anomalous, as that individual was newly hired in 2023. As a result, we substituted an employee near the median whose compensation was viewed as more representative of our median employee.

The median employee’s annual total compensation represents the amount of such employee’s compensation for fiscal year 2023 that would have been reported in the Summary Compensation Table in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K if the employee was a Named Executive Officer, and the annual total compensation of the Chief Executive Officer represents the amount reported in the “Total” column of our “Summary Compensation Table” on page 15 of this Annual Report on Form 10-K.

The Pay Ratio Disclosure presented above is a reasonable estimate. Because the SEC rules for identifying the median employee and calculating the pay ratio allow companies to use different methodologies, exemptions, estimates and assumptions, the Pay Ratio Disclosure may not be directly comparable to the pay ratio reported by other companies.

DIRECTOR COMPENSATION

Non-Employee Director Compensation

We compensate our non-executive directors with a basic cash fee plus supplementary fees to chairpersons and for meeting attendance. The amount of each component of such director cash compensation may change from year to year and is generally established by the Board in conjunction with our annual general meeting of shareholders for the period until the next annual general meeting. The fees paid to non-employee directors for service on the Board of Directors and for service on each committee of the Board of Directors on which the director is a member are as follows:

The annual retainers in effect for service in 2023 were as follows:

Annual Cash Retainers
Board of Directors:
All non-employee members	$52,100
Additional retainer for Non-Executive Chair of the Board	$35,000
Audit Committee:
Chair	$20,000
Non-Chair members	$10,000
Compensation Committee:
Chair	$15,000
Non-Chair members	$7,500
Nominating and Corporate Governance Committee:
Chair	$10,000
Non-Chair members	$5,000

In addition, during 2023, our non-employee directors were awarded stock options, as described in footnote 3 to the “Director Compensation” table below.

Director Compensation Table

The following table presents information relating to total compensation of each person who served as a director for the year ended December 31, 2023.

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)(3)	Stock Awards ($)	Total Compensation ($)
Geoffrey M. Glass(4)	102,100	380,240	-	482,340
Dr. Eric J. Ende(5)	72,100	380,240	-	452,340
Dr. Mark A. McCamish(6)	69,600	380,240	-	449,840
Linda S. Palczuk(7)	72,100	380,240	-	452,340
Peter J. Thornton(8)	79,600	380,240	-	459,840

(1) Fees earned or paid in cash for Mr. Thornton were earned in U.S. Dollars but were paid in Euro at the applicable exchange rate on the date of payment.

(2) Amounts reported reflect the aggregate grant date fair value of options granted in 2023 calculated in accordance with FASB ASC Topic 718. For a full description of the assumptions used in calculating these amounts, see Note 16 to our consolidated financial statements for the year ended December 31, 2023, which are included in our Annual Report on Form 10-K filed with the SEC on February 29, 2024. The actual value a director may receive depends on market prices, and there can be no assurance that the amounts reflected in these columns will actually be realized.

(3) On August 1, 2023, non-employee directors Peter J. Thornton, Geoffrey M. Glass, Eric J. Ende, Mark A. McCamish and Linda S. Palczuk were each awarded an option to purchase 33,000 shares under the Company’s 2020 Plan. Each award vests 100% on the one-year anniversary of the award.

(4) As of December 31, 2023, Mr. Glass held 219,000 unexercised share options and no unvested ADSs.

(5) As of December 31, 2023, Dr. Ende held 227,057 unexercised share options and no unvested ADSs.

(6) As of December 31, 2023, Dr. McCamish held 269,000 unexercised share options and no unvested ADSs.

(7) As of December 31, 2023, Ms. Palczuk held 219,000 unexercised share options and no unvested ADSs.

(8) As of December 31, 2023, Mr. Thornton held 219,000 unexercised share options and no unvested ADSs.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information as of December 31, 2023, regarding ordinary shares that may be issued under our equity compensation plans, consisting of our 2017 Omnibus Incentive Compensation Plan (the “2017 Omnibus Plan”) our 2020 Omnibus Incentive Compensation Plan, our 2017 Employee Stock Purchase Plan (the “ESPP”) and our 2021 Inducement Plan (the “Inducement Plan”).

Plan category	Number of securities to be issued upon exercise of outstanding options and rights(1)	Weighted-average exercise price of outstanding options and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	9,170,261	6.96	7,617,506
Equity compensation plans not approved by security holders	1,152,000	9.84	348,000	(4)
Total	10,322,261	7.29	7,965,506

(1)	Includes 22,757 ordinary shares that have previously been granted as RSUs but are pending issuance upon vesting date; the beneficiary is not required to pay any exercise price upon issuance of such 22,757 shares of RSUs. The remaining 10,299,504 ordinary shares are issuable pursuant to the exercise of outstanding options upon payment of the weighted-average exercise price shown in column (b) of this table.
(2)	The weighted-average exercise price shown in column (b) applies to 10,299,504 ordinary shares issuable pursuant to the exercise of outstanding options included in the total number shown in column (a) of this table. As to the 22,757 shares attributable to free shares awards, the beneficiary is not required to pay any exercise price upon issuance of such shares.
(3)	On April 17, 2023, upon the recommendation of the Compensation Committee, the Board approved an amendment (the “Amendment”) of the Avadel Pharmaceuticals plc 2020 Omnibus Incentive Compensation Plan ("as amended, the "2020 Plan"), subject to shareholder approval. The Amendment, among other things, increased the aggregate number of shares authorized for issuance under the 2020 Plan by 6,500,000 shares. At the Annual Meeting held on August 1, 2023, the Company’s shareholders approved the Amendment to the 2020 Plan.
(4)	Represents shares reserved for issuance pursuant to our Inducement Plan. Please see Note 16 to our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024, for additional information regarding the Inducement Plan.

Beneficial Ownership Table

The following table sets forth certain information regarding the beneficial ownership of our issued and outstanding ordinary shares by (i) each person who is known by the Company to own beneficially more than five percent of the outstanding ordinary shares, (ii) each Named Executive Officer of the Company, (iii) each director and director nominee of the Company and (iv) all directors and executive officers as a group. Except as otherwise indicated in the footnotes below, such information is provided as of April 7, 2024. On April 15, 2024, the Company’s ordinary shares became directly listed on the Nasdaq Stock Market (“Nasdaq”). According to SEC rules, a person is the “beneficial owner” of securities if he, she or it has or shares the power to vote them or to direct their investment or has the right to acquire beneficial ownership of such securities within 60 days through the exercise of an option, warrant or right, the conversion of a security or otherwise.

Name and address of beneficial owner(1)	Beneficial Ownership(2)	Percentage of Class(2)
> 5% Stockholders:
Entities Affiliated with Janus Henderson Group plc(3) 201 Bishopsgate EC2M 3AE, United Kingdom	11,125,330	11.6%
Entities Affiliated with RTW Investments, LP(4) 40 10th Avenue, Floor 7, New York, New York 10014	8,798,558	9.2%
Entities Affiliated with Polar Capital(5) 16 Palace Street London, SW1E 5JD	6,751,782	7.0%
Entities Affiliated with Tontine Asset Associates, LLC(6) 1 Sound Shore Drive, Suite 304 Greenwich, CT 06830-7251	5,685,350	5.9%

Named Executive Officers and Directors:
Gregory J. Divis(7)	1,839,100	1.9%
Thomas S. McHugh(8)	730,500	*
Richard J. Kim(9)	506,250	*
Geoffrey M. Glass(10)	310,700	*
Dr. Eric J. Ende(11)	361,957	*
Dr. Mark A. McCamish(12)	303,025	*
Linda S. Palczuk(13)	238,400	*
Peter J. Thornton(14)	269,055	*
All executive officers and directors as a group (8 persons)	4,558,987	4.6%

* Represents beneficial ownership of less than 1% of our outstanding ordinary shares.

(1)	Except as stated in the table above or the footnotes below, the address of the named person is c/o Avadel Pharmaceuticals plc, Ten Earlsfort Terrace, Dublin 2, D02 T380 Ireland.
(2)	Unless otherwise stated in the footnotes to this table, we believe each of the shareholders named in this table has sole voting and dispositive with respect to the ordinary shares indicated as beneficially owned. Ownership percentages are based on 96,096,871 ordinary shares outstanding on April 7, 2024. On April 15, 2024, the Company’s ordinary shares became directly listed on Nasdaq. Accordingly, some of the Schedule 13Gs filed by investors prior to April 15, 2024 still reference ADSs, which were exchanged for ordinary shares on the April 15, 2024. The number of shares beneficially owned includes ordinary shares issuable pursuant to the exercise of stock options or warrants that are exercisable and “free shares,” if any, that will vest within 60 days of April 7, 2024. Ordinary shares issuable pursuant to the exercise of stock options or warrants that are exercisable and “free shares,” if any, that will vest within 60 days of April 7, 2024 are deemed to be outstanding and beneficially owned by the person to whom such shares are issuable for the purpose of computing the percentage ownership of that person, but they are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
(3)	Information herein is solely based on a Schedule 13G/A filed with the SEC by Janus Henderson Group plc (“JHG”) on February 13, 2024. JHG reports that it has shared voting power and shared dispositive power over 11,125,330 shares which are held directly by one or more funds or portfolios managed by JHG. The principal business address of JHG is 201 Bishopsgate, EC2M 3AE, United Kingdom.
(4)	Information herein is based on (i) a Schedule 13G/A filed by RTW Investments, LP (“RTW Investments”) and Mr. Roderick Wong on February 14, 2024 and (ii) information provided by RTW Investments. Consists of 8,798,558 ordinary shares held by certain funds (the “RTW Funds”) affiliated with RTW Investments. RTW Investments is the investment adviser to the RTW Funds. Mr. Wong is the Managing Partner and Chief Investment Officer of RTW Investments, with respect to the shares directly held by the RTW Funds.
(5)	Information herein is solely based on a Schedule 13G filed with the SEC by Polar Capital Holdings Plc and Polar Capital LLP on February 13, 2024. Consists of 6,751,782 ADSs beneficially held by Polar Capital Holdings Plc and Polar Capital LLP, which were automatically exchanged for ordinary shares on April 15, 2024 when the Company’s ordinary shares became directly listed on Nasdaq.

(6)	Information herein is solely based on a Schedule 13G/A filed by Tontine Capital Overseas Master Fund II, L.P. (“TCOM II”), Tontine Asset Associates, LLC (“TAA”) and Mr. Jeffrey L. Gendell on February 13, 2024. Consists of (i) 3,539,782 ADSs held by TCOM II, (ii) 2,075,568 ADSs held by Tontine Financial Partners, L.P. (“TFP”) and (iii) 70,000 ADSs, held by Mr. Gendell, which were automatically exchanged for ordinary shares on April 15, 2024 when the Company’s ordinary shares became directly listed on Nasdaq. Mr. Gendell serves as the Managing Member of TAA and also serves as the Managing Member of Tontine Management, L.L.C., a limited liability company organized under the laws of the State of Delaware (“TM”), which serves as general partner of TFP.
(7)	Includes options to purchase 1,680,000 ordinary shares that are exercisable within 60 days of April 7, 2024.
(8)	Includes options to purchase 650,000 ordinary shares that are exercisable within 60 days of April 7, 2024.
(9)	Includes options to purchase 506,250 ordinary shares that are exercisable within 60 days of April 7, 2024.
(10)	Includes (i) options to purchase 186,000 ordinary shares that are exercisable within 60 days April 7, 2024, (ii) 65,700 ordinary shares held by Geoffrey M. Glass Revokable u/t/d August 26, 2020, of which Mr. Glass and members of his immediate family are the sole beneficiaries and Mr. Glass serves as its trustee and (iii) 59,000 ordinary shares held by The Geoffrey Glass Trust of which Mr. Glass is a co-trustee and sole beneficiary.
(11)	Includes options to purchase 194,057 ordinary shares that are exercisable within 60 days of April 7, 2024.
(12)	Includes (i) options to purchase 236,000 ordinary shares that are exercisable within 60 days of April 7, 2024, and (ii) 67,025 ordinary shares held by Matthew 5 LLC. The Mark & Barbara McCamish Family Trust is the sole owner of Matthew 5 LLC, and Dr. McCamish serves as its manager.
(13)	Includes options to purchase 186,000 ordinary shares that are exercisable within 60 days of April 7, 2024.
(14)	Includes options to purchase 186,000 ordinary shares that are exercisable within 60 days of April 7, 2024.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

A “related person” is defined as:

•	Any person who is, or at any time since the beginning of our last fiscal year was, one of our directors or executive officers or a nominee to become one of our directors;
•	Any person who is known to be the beneficial owner of more than five percent of any class of our voting securities;
•	Any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother- in-law or sister-in-law of the director, executive officer, nominee or more than five percent beneficial owner, and any person (other than a tenant or employee) sharing the household of such director, executive officer, nominee or more than five percent beneficial owner; and
•	Any firm, corporation, or other entity in which any of the foregoing persons is employed or is a general partner or principal or in a similar position or in which such person has a ten percent or greater beneficial ownership interest.

Related Party Transactions

Other than the compensation agreements and other arrangements described under Item 11 of this Annual Report on Form 10-K, since January 1, 2023, there has not been and there is not currently proposed, any transaction or series of similar transactions to which we were, or will be, a party in which the amount involved exceeded, or will exceed, $120,000 and in which any director, executive officer, holder of five percent or more of any class of any class of our voting securities or any member of the immediate family of, or entities affiliated with, any of the foregoing persons, had, or will have, a direct or indirect material interest.

2023 Public Offering

In April 2023, we closed a registered public offering pursuant to which we issued and sold an aggregate of 12,205,883 ordinary shares, in the form of ADSs (including up to 2,205,882 ordinary shares, in the form of ADSs sold pursuant to the underwriter’s full exercise of its option to purchase additional ADSs) at a public offering price of $8.50 per ADS and (ii) an aggregate of 4,705,882 Series B Non-Voting Convertible Preferred Shares (“Series B Preferred Shares”) at a public offering price of $8.50 per Series B Preferred Share (the “Offering”). The following table sets forth the number of securities purchased in the Offering by holders of five percent or more of our securities:

Name	Series B Preferred Shares Purchased	Total Purchase Price
RTW Master Fund. Ltd.*	2,746,902	$23,348,667
RTW Innovation Master Fund, Ltd.*	1,844,098	$15,674,833
RTW Venture Fund Limited*	114,882	$976,497

* RTW Investments, LP is a holder of five percent or more of our securities and may be deemed to beneficially own such securities purchase in the Offering.

Board Standards of Independence

The Board sets our independence standards in our corporate governance guidelines. The director independence standards provide that a majority of the Board must be independent under the independence standards established by the corporate governance guidelines, Nasdaq, and the SEC as in effect from time to time. For a Board member or candidate for election to the Board to qualify as independent, the Board must determine that the person and his or her immediate family members do not have a material relationship with us (either directly or as a partner, shareholder or officer of an organization that has a relationship with us) or any of our affiliates. Under the categorical standards adopted by the Board, a member of the Board is not independent if:

•	The director is, or has been within the last three years, our employee, or an immediate family member is, or has been within the last three years, an executive officer of the Company;
•	The director has received, or has an immediate family member who has received, during any twelve-month period within the last three years, more than $120,000 in direct compensation from us, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service);
•	(i) The director is a current partner or employee of a firm that is our internal or external auditor; (ii) the director has an immediate family member who is a current partner of such a firm; (iii) the director has an immediate family member who is a current employee of such a firm and personally works on our audit; or (iv) the director or an immediate family member was within the last three years a partner or employee of such a firm and personally worked on our audit within that time;

•	The director or an immediate family member is, or has been within the last three years, employed as an executive officer of another company where any of our present executive officers at the same time serves or served on that company’s compensation committee; or
•	The director is a current employee, or an immediate family member is a current executive officer, of a company that has made payments to, or received payments from, us for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million, or two percent, of such other company’s consolidated gross revenues.

The Board will also consider a director’s charitable relationships. Contributions to tax-exempt organizations are not considered payments for purposes of the test in the final bullet point above, provided that we are required to disclose in our annual Proxy Statement any such contributions made by us to any tax-exempt organization in which any independent director serves as an executive officer if, within the preceding three years, contributions in any single fiscal year from us to the organization exceeded the greater of $1 million, or two percent, of such tax-exempt organization’s consolidated gross revenues.

For purposes of the above independence standards, an “immediate family member” includes a person’s spouse, parents, children, siblings, mothers- and fathers-in-law, sons- and daughters-in-law, brothers- and sisters-in-law and anyone (other than domestic employees) who shares such person’s home. When applying the look-back provisions set forth above, the Board need not consider individuals who are no longer immediate family members as a result of legal separation or divorce, or those who have died or become incapacitated.

The Board has affirmatively determined that each member of the Board (besides Gregory J. Divis, our Chief Executive Officer) is independent in accordance with the above standards. Additionally, we made no contributions during fiscal year 2023 to any charitable organization in which an independent director serves as an executive officer in any single fiscal year within the preceding three fiscal years in an amount in excess of the greater of $1 million, or two percent, of the charitable organization’s consolidated gross revenues.

Item 14.	Principal Accountant Fees and Services.

Our independent public accounting firm is Deloitte and Touche LLP, St. Louis, Missouri (PCAOB Auditor ID: 34).

The following table summarizes the aggregate fees of our independent registered public accounting firms, billed to us for the fiscal years ended December 31, 2023 and December 31, 2022 for audit and other services:

	Fiscal Year Ended December 31,
	2023	2022
Audit Fees	$1,178,158	$1,055,165
Audit-related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$1,178,158	$1,055,165

Audit Fees. Audit fees include professional services rendered by public accounting firms for the audit of our annual financial statements in 2022 and 2023, including the reviews of the financial statements included in our quarterly reports on Form 10-Q. This category also includes fees for assistance with complex accounting and transactions, fees for audits provided in connection with statutory filings or services that generally only the principal auditor can reasonably provide to a client, and consents and assistance with and review of documents filed with the SEC.

Audit-Related Fees. Audit-related fees consist of amounts for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not reported under “Audit Fees.”

Tax Fees. Tax fees include original and amended tax returns, studies supporting tax return amounts as may be required by Internal Revenue Service regulations, claims for refunds, assistance with tax audits and other work directly affecting or supporting the payment of taxes, planning, research and advice supporting our efforts to maximize the tax efficiency of our operations for fiscal years 2022 and 2023.

All Other Fees. All other fees are fees for products or services other than those in the above three categories.

Pre-Approval Policy

The Audit Committee has adopted a policy for the provision of audit services and permitted non-audit services by our independent registered public accounting firm and all fees described above were pre-approved by our Audit Committee. Our Chief Financial Officer has primary responsibility to the Audit Committee for administration and enforcement of this policy and for reporting non-compliance. Under the policy, our Audit Committee receives a presentation of an annual budget and plan for audit services and for any proposed audit-related, tax or other non-audit services to be performed by the independent registered public accounting firm.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

1.	Financial Statements

See Item 8 - Financial Statements and Supplementary Data of Part II of the 2023 Annual Report on Form 10-K.

2.	Financial Statement Schedules

The following financial statement schedule of the Company was filed as part of the Annual Report on Form 10-K and should be read in conjunction with the consolidated statements of the Company.

All other schedules are omitted as they are not applicable, not required or the information is included in the consolidated financial statements or related notes to the consolidated financial statements.

(b)	Exhibits – the following exhibits are included herein or incorporated herein by reference:

Index to Exhibits

Exhibit Number	Exhibit Description

3.1	Constitution (containing the Memorandum and Articles of Association) of Avadel Pharmaceuticals plc (incorporated by reference to Appendix 15 of Exhibit 2.1 to the registrant’s current report on Form 8-K, filed on July 1, 2016)

3.2	Certificate of Designation of Series A Non-Voting Convertible Preferred Shares of Avadel Pharmaceuticals plc, dated February 20, 2020 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K, filed on February 24, 2020)

3.3	Certificate of Designation of Series B Non-Voting Convertible Preferred Shares of Avadel Pharmaceuticals plc, dated March 29, 2023 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K, filed on March 30, 2023)

4.1	Deposit Agreement dated as of January 3, 2017 among Avadel Pharmaceuticals plc, The Bank of New York, as Depositary, and holders from time to time of American Depositary Shares issued thereunder (including as an exhibit the form of American Depositary Receipt) (incorporated by reference to Exhibit 1.1 to the registrant’s current report on Form 8-K12B, filed on January 4, 2017 and amended January 6, 2017)

4.2	Description of Securities (incorporated by reference to Exhibit 4.2 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 29, 2024)

10.1*	Exclusive License Agreement by and between Perrigo Pharma International DAC (f/k/a Elan Pharma International Limited) and Flamel Ireland Limited dated September 30, 2015, as amended by the First Amendment to Exclusive License Agreement dated December 21, 2018 (incorporated by reference to Exhibit 10.1 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 9, 2021)

10.2	Office Lease Agreement by and between Grove II LLC and Eclat Pharmaceuticals LLC dated October 5, 2015, as amended (incorporated by reference to Exhibit 10.2 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 9, 2021)

10.3‡	December 2015 Stock Option Rules (incorporated by reference to Exhibit 10.25 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 15, 2016)

10.4‡	Form of Stock Option Grant Letter (incorporated by reference to Exhibit 10.26 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 15, 2016)

10.5‡	Rules Governing the Free Share Plan - August 2016 (incorporated by reference to Exhibit 99.1 to the registrant’s Registration Statement (No. 333-213154) on Form S-8, filed on August 16, 2016)

10.6‡	August 2016 Stock Option Rules (incorporated by reference to Exhibit 99.2 to the registrant’s Registration Statement (No. 333-213154) on Form S-8, filed on August 16, 2016)

10.7‡	August 2016 Stock Warrant Rules (incorporated by reference to Exhibit 99.3 to the registrant’s Registration Statement (No. 333-213154) on Form S-8, filed on August 16, 2016)

10.8‡	Form of stock option grant letter for 2016 Stock Option Rules (incorporated by reference to Exhibit 10.31 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 28, 2017)

10.9‡	Amended Employment Agreement dated as of June 3, 2019 between Avadel Management Corporation and Gregory J. Divis (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K, filed on June 5, 2019)

10.10‡	First Amendment to Employment Agreement, dated as of September 28, 2022, between Avadel Management Corporation and Gregory J. Divis (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on From 10-Q, for the quarter ended September 30, 2022, filed on November 9, 2022)

10.11‡	Employment Agreement dated as of May 15, 2020 between Avadel Management Corporation and Thomas S. McHugh (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 10-Q, filed on August 10, 2020)

10.12‡	First Amendment to Employment Agreement, dated as of September 28, 2022, between Avadel Management Corporation and Thomas S. McHugh (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on From 10-Q, for the quarter ended September 30, 2022, filed on November 9, 2022)

10.13*	Asset Purchase Agreement by and among Cerecor, Inc. and Avadel Pharmaceuticals (USA), Inc., Avadel Pediatrics, Inc., FSC Therapeutics, LLC, Avadel US Holdings, Inc. and Avadel Pharmaceuticals plc dated as of February 12, 2018 (incorporated by reference to Exhibit 10.43 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 16, 2018)

10.14*	Guarantee by Avadel US Holdings, Inc. and Avadel Pharmaceuticals plc in favor of Deerfield CSF, LLC, Peter Steelman and James Flynn dated as of February 16, 2018 (incorporated by reference to Exhibit 10.45 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 16, 2018)

10.15*	Guarantee by Armistice Capital Master Fund, Ltd. in favor of Avadel US Holdings, Inc. dated as of February 16, 2018 (incorporated by reference to Exhibit 10.46 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 16, 2018)

10.16‡	Avadel Pharmaceuticals plc 2017 Omnibus Incentive Compensation Plan and related equity award agreements (incorporated by reference to Exhibit 10.18 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 9, 2021)

10.17‡	Avadel Pharmaceuticals plc 2020 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.19 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 9, 2021)

10.18‡	Amendment to the Avadel Pharmaceuticals plc 2020 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K, filed August 3, 2023)

10.19‡	Employment Agreement dated as of February 15, 2021 between Avadel Management Corporation and Richard Kim (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly report on Form 10-Q, for the quarter ended March 31, 2021, filed on May 10, 2021)

10.20‡	First Amendment to Employment Agreement, dated as of September 28, 2022, between Avadel Management Corporation and Richard Kim (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on From 10-Q, for the quarter ended September 30, 2022, filed on November 9, 2022)

10.21	Avadel Pharmaceuticals plc 2021 Inducement Plan and related equity award agreements (incorporated by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K, for the year ended December 31, 2021, filed on March 16, 2022)

10.22+^	Manufacturing Agreement by and between Flamel Ireland Limited and Recipharm Pessac, dated as of October 1, 2022 (incorporated by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 29, 2023)

10.23+^	Generic API Supply Agreement by and between Euticals Inc. and Avadel CNS Pharmaceuticals, LLC, dated as of January 2, 2020 (incorporated by reference to Exhibit 10.22 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 29, 2023)

10.24+^	Purchase and Sale Agreement, dated March 29, 2023, between Avadel CNS Pharmaceuticals, LLC, the Company, Flamel Ireland Ltd., and RTW Royalty II DAC (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K, filed on March 30, 2023)

10.25+^	Generic API Supply Agreement and Manufacturing Agreement by and between Catalent Pharma Solutions LLC and Flamel Ireland Limited, dated as of March 29, 2018 (incorporated by reference to Exhibit 10.8 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 29, 2024)

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 10.8 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 29, 2024)

14.2	Financial Integrity Policy (incorporated by reference to Exhibit 14.2 to the registrant’s current report on Form 8-K, filed on March 7, 2017)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 29, 2024)

23.1	Consent of Deloitte & Touche LLP (incorporated by reference to Exhibit 23.1 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 29, 2024)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 29, 2024)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 29, 2024)

32.1	Certification of the Chief Executive Officer pursuant to USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ((incorporated by reference to Exhibit 32.1 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 29, 2024)

32.2	Certification of the Principal Financial Officer pursuant to USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 29, 2024)

97.1	Avadel Pharmaceuticals plc Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 29, 2024)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to Exhibit 101.PRE to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 29, 2024)

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

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

^ Certain portions of this exhibit have been omitted because they are not material, and the registrant customarily and actually treats that information as private or confidential.

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

Avadel Pharmaceuticals plc

Dated: April 26, 2024	By:	/s/ Gregory J. Divis
Name: Gregory J. Divis
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory J. Divis	Director, Chief Executive Officer and Principal Executive Officer	April 26, 2024
Gregory J. Divis

/s/ Thomas S. McHugh	Chief Financial Officer and Principal Financial and Accounting Officer	April 26, 2024
Thomas S. McHugh

*	Non-Executive Chairman of the Board and Director	April 26, 2024
Geoffrey M. Glass

*	Director	April 26, 2024
Dr. Eric J. Ende

*	Director	April 26, 2024
Mark A. McCamish, MD, Ph.D.

*	Director	April 26, 2024
Linda S. Palczuk

*	Director	April 26, 2024
Peter J. Thornton

* /s/ Gregory L. Divis

Gregory L. Divis

Attorney-in-Fact