Form 10-Q
period 2024-03-31
AVADEL PHARMACEUTICALS PLC
filed 2024-05-08
CIK 1012477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission File Number: 001-37977

———————
AVADEL PHARMACEUTICALS PLC
(Exact name of registrant as specified in its charter)
———————

Ireland	98-1341933
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)
10 Earlsfort Terrace Dublin 2 D02 T380 Ireland	N/A
(Address of Principal Executive Office and Zip Code)	(Zip Code)

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

At May 6, 2024, 96,118,523 ordinary shares, nominal value $0.01 each, of the Company were outstanding.

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

From time to time, we may use our website, LinkedIn or our X, formerly known as Twitter, account (@AvadelPharma) to distribute material information. Our financial and other material information is routinely posted to and accessible on the Investors section of our website, available at www.avadel.com. Investors are encouraged to review the Investors section of our website because we may post material information on that site that is not otherwise disseminated by us. Information that is contained in and can be accessed through our website, our LinkedIn posts or our X posts are not incorporated into, and does not form a part of, this Quarterly Report.

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
•Our dependence on a limited number of suppliers for the manufacturing of LUMRYZ and certain raw materials used in LUMRYZ and any failure of such suppliers to produce LUMRYZ or deliver sufficient quantities of such raw materials, which could have a material adverse effect on our business, including commercialization of LUMRYZ in the U.S.;
•Our ability to finance our operations on acceptable terms, either through the raising of capital, the incurrence of convertible or other indebtedness, issuance of equity, royalty-based financings, or through strategic financing or commercialization partnerships;
•Our expectations regarding the pricing and reimbursement and the extent to which patient financial assistance programs are utilized for LUMRYZ;
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

These forward-looking statements are neither promises nor guarantees of future performance due to a variety of risks and uncertainties and other factors more fully discussed in the “Risk Factors” section in Part I, Item 1A of the Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 29, 2024 and the risk factors and cautionary statements described in our subsequent filings with the SEC. Given these uncertainties, readers should not place undue reliance on our forward-looking statements. These forward-looking statements speak only as of the date on which the statements were made and are not guarantees of future performance. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to revise any forward-looking statements to reflect events or developments occurring after the date of this Quarterly Report, even if new information becomes available in the future.

PART I – FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS
AVADEL PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023

Net product revenue	$27,178	$—
Cost of products sold	1,522	—
Gross profit	25,656	—
Operating expenses:
Research and development expenses	3,068	3,830
Selling, general and administrative expenses	48,623	24,468
Total operating expense	51,691	28,298
Operating loss	(26,035)	(28,298)
Investment and other income, net	1,378	193
Interest expense	(2,592)	(3,259)
Loss before income taxes	(27,249)	(31,364)
Income tax provision (benefit)	93	(580)
Net loss	$(27,342)	$(30,784)

Net loss per share - basic	$(0.30)	$(0.48)
Net loss per share - diluted	$(0.30)	$(0.48)

Weighted average number of shares outstanding - basic	91,693	63,886
Weighted average number of shares outstanding - diluted	91,693	63,886

See accompanying notes to unaudited condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023

Net loss	$(27,342)	$(30,784)
Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) income	(236)	175
Net other comprehensive (loss) income, net of income tax expense of $0 and $0, respectively	(353)	140
Total other comprehensive (loss) income, net of tax	(589)	315
Total comprehensive loss	$(27,931)	$(30,469)

See accompanying notes to unaudited condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,794	$31,167
Marketable securities	52,995	73,944
Accounts receivable, net	22,692	12,103
Inventories	11,928	10,380
Research and development tax credit receivable	1,293	1,322
Prepaid expenses and other current assets	11,333	5,286
Total current assets	136,035	134,202
Property and equipment, net	526	585
Operating lease right-of-use assets	2,374	2,591
Goodwill	16,836	16,836
Research and development tax credit receivable	360	332
Other non-current assets	11,768	10,152
Total assets	$167,899	$164,698

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of operating lease liability	$953	$934
Accounts payable	18,961	11,433
Accrued expenses	27,642	24,227
Other current liabilities	252	261
Total current liabilities	47,808	36,855
Long-term operating lease liability	1,449	1,690
Royalty financing obligation	34,333	32,760
Other non-current liabilities	5,925	5,654
Total liabilities	89,515	76,959

Shareholders’ equity:
Preferred shares, nominal value of $0.01 per share; 50,000 shares authorized; zero issued and outstanding at March 31, 2024 and 5,194 issued and outstanding at December 31, 2023	—	52
Ordinary shares, nominal value of $0.01 per share; 500,000 shares authorized; 96,097 issued and outstanding at March 31, 2024 and 89,825 issued and outstanding at December 31, 2023	960	898
Additional paid-in capital	874,018	855,452
Accumulated deficit	(772,838)	(745,496)
Accumulated other comprehensive loss	(23,756)	(23,167)
Total shareholders’ equity	78,384	87,739
Total liabilities and shareholders’ equity	$167,899	$164,698
 See accompanying notes to unaudited condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Ordinary shares		Preferred shares		Additional	Accumulated	Accumulated other comprehensive	Total shareholders’
	Shares	Amount	Shares	Amount	paid-in capital	deficit	loss	equity
Balance, December 31, 2023	89,825	$898	5,194	$52	$855,452	$(745,496)	$(23,167)	$87,739
Net loss	—	—	—	—	—	(27,342)	—	(27,342)
Other comprehensive loss	—	—	—	—	—	—	(589)	(589)
Issuance of common stock under at-the-market offering program, net of issuance costs	640	6	—	—	9,244	—	—	9,250
Amortization of deferred issuance costs	—	—	—	—	(3)	—	—	(3)
Conversion of preferred stock into ordinary shares	5,194	52	(5,194)	(52)	—	—	—	—
Exercise of stock options	390	3	—	—	3,353	—	—	3,356
Employee share purchase plan share issuance	48	1	—	—	583	—	—	584
Share-based compensation expense	—	—	—	—	5,389	—	—	5,389
Balance, March 31, 2024	96,097	$960	—	$—	$874,018	$(772,838)	$(23,756)	$78,384

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

AVADEL PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(27,342)	$(30,784)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	541	588
Amortization of debt discount and debt issuance costs	—	1,873
Share-based compensation expense	5,389	1,522
Other adjustments	(719)	(1)
Net changes in assets and liabilities
Accounts receivable	(10,589)	—
Inventories	(1,260)	—
Prepaid expenses and other current assets	(6,093)	(4,131)
Research and development tax credit receivable	(17)	—
Accounts payable & other current liabilities	7,528	468
Accrued expenses	3,415	348
Other assets and liabilities	(557)	(116)
Net cash used in operating activities	(29,704)	(30,233)

Cash flows from investing activities:
Proceeds from sales of marketable securities	119,066	15,295
Purchases of marketable securities	(97,679)	(10,229)
Net cash provided by investing activities	21,387	5,066

Cash flows from financing activities:
Proceeds received in advance of Series B Preferred Shares Issuance	—	40,000
Payments for February 2023 Notes	—	(17,500)
Proceeds from issuance of shares off the at-the-market offering program	9,250	11,913
Proceeds from stock option exercises and employee share purchase plan	3,940	29
Net cash provided by financing activities	13,190	34,442

Effect of foreign currency exchange rate changes on cash and cash equivalents	(246)	135

Net change in cash and cash equivalents	4,627	9,410
Cash and cash equivalents at January 1,	31,167	73,981
Cash and cash equivalents at March 31,	$35,794	$83,391

Supplemental disclosures of cash flow information:
Interest paid	$730	$3,050
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

In approving LUMRYZ, the FDA approved a risk evaluation and mitigation strategy (“REMS”) for LUMRYZ to help ensure that the benefits of the drug in the treatment of cataplexy and EDS in narcolepsy outweigh the risks of serious adverse outcomes resulting from inappropriate prescribing, misuse, abuse, and diversion of the drug. Under this REMS, healthcare providers who prescribe the drug must be specially certified; pharmacies that dispense the drug must be specially certified; and the drug must be dispensed only to patients who have enrolled in the LUMRYZ REMS and completed all REMS requirements, including documentation of safe use conditions.

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

The adequacy of the Company’s cash resources depends on the outcome of certain business conditions including the cost of the Company’s LUMRYZ ongoing commercialization activities, the Company’s cost structure, and other factors set forth in “Risk Factors” within Part I, Item 1A of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 29, 2024 (the “Annual Report on Form 10-K”).

At-the-Market Offering Program

In February 2020, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) with respect to an at-the-market offering program (“ATM Program”) under which the Company may offer and sell its American Depositary Shares (“ADSs”) through Jefferies as its sales agent. The Company agreed to pay Jefferies a commission up to 3.0% of the aggregate gross sales proceeds of such ADSs under the ATM Program. The initial aggregate offering price of the ATM Program was up to $50,000 of ADSs pursuant to its prospectus dated February 14, 2020 (the “2020 Prospectus”), included with the Company’s Registration Statement on Form S-3 (File No. 333-236258) (the “2020 Shelf Registration”). In August 2022, the Company filed an additional prospectus, dated September 12, 2022 (the “2022 Prospectus”), included with the Company’s new Registration Statement on Form S-3 (File No. 333-267198), in order to allocate up to $100,000 in additional ADSs to the ATM Program. The 2020 Shelf Registration expired on February 14, 2023.

Pursuant to the Sales Agreement, the Company issued and sold 640 ADSs during the three months ended March 31, 2024, resulting in net proceeds to the Company of approximately $9,250. The Company may offer and sell up to an additional $86,528 of ADSs under the ATM Program that remain available for sale pursuant to the 2022 Prospectus.

Preferred Shares

In March 2024, 5,194 Series A Non-Voting Convertible Preferred Shares and Series B Non-Voting Convertible Preferred Shares (“Series B Preferred Shares”) were converted to 5,194 ordinary shares, nominal value $0.01 per share (“Ordinary Shares”) at the option of the holders. Accordingly, there were no preferred shares issued and outstanding at March 31, 2024.

Basis of Presentation. The unaudited condensed consolidated balance sheet as of March 31, 2024 and the interim unaudited condensed consolidated financial statements presented herein, have been prepared in accordance with U.S. GAAP, the requirements of Form 10-Q and Article 10 of Regulation S-X and, consequently, do not include all information or footnotes required by U.S. GAAP for complete financial statements or all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and footnotes included in the Annual Report on Form 10-K.

Certain prior year amounts have been reclassified within the notes to the unaudited condensed consolidated financial statements to condense line items of the same nature to conform with the current year presentation.

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

Newly Issued Climate-Related Disclosure Rule. In March 2024, the SEC issued a final rule requiring public companies to disclose climate-related information in their annual and periodic reports. For large accelerated filers, the initial disclosure rules are effective for annual periods for the year ending December 31, 2025. The Company is currently evaluating the effects of the final rule on its disclosures, processes and procedures.

NOTE 2: Revenue Recognition

The Company’s source of net product revenue during the three months ended March 31, 2024 consists solely of sales of LUMRYZ in the U.S.

For the three months ended March 31, 2024, three customers accounted for 100% of sales. The following table presents a summary of the percentage of total gross sales to customers:

Three Months Ended March 31,
Sales by Customer:	2024

Caremark	44%
Accredo	39%
Optum	17%

The Company had no net product revenue during the three months ended March 31, 2023.
NOTE 3: Fair Value Measurement

The Company is required to measure certain assets and liabilities at fair value, either upon initial recognition or for subsequent accounting or reporting. For example, the Company uses fair value extensively when accounting for and reporting certain financial instruments. Fair value is estimated by applying the hierarchy described below, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement.

ASC 820, Fair Value Measurement, defines fair value as a market-based measurement that should be determined based on the assumptions that marketplace participants would use in pricing an asset or liability. When estimating fair value, depending on the nature and complexity of the asset or liability, the Company may generally use one or each of the following techniques:

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

The following table summarizes the financial instruments measured at fair value on a recurring basis classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the accompanying unaudited condensed consolidated balance sheets:

	As of March 31, 2024			As of December 31, 2023
Fair Value Measurements:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Marketable securities (see Note 4)
Government securities - U.S.	$52,995	$—	$—	$73,944	$—	$—
Total assets	$52,995	$—	$—	$73,944	$—	$—

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. During the periods ended March 31, 2024 and December 31, 2023, respectively, there were no transfers in and out of Level 3. During the three months ended March 31, 2024 and 2023, respectively, the Company did not recognize any allowances for credit losses.

Some of the Company’s financial instruments, such as cash and cash equivalents, accounts receivable and accounts payable, are reflected in the balance sheet at carrying value, which approximates fair value due to their short-term nature.

Royalty Financing Obligation

As of March 31, 2024, the carrying value of the royalty financing obligation under the Royalty Purchase Agreement (“RPA”) approximated its fair value and was measured using the estimates of forecasted net product revenue based on current contractual and statutory requirements, specific known market events and trends, industry data, historical trends, current and expected patient demand and forecasted customer buying and payment patterns (Level 3 inputs). See Note 6: Royalty Financing Obligation for additional information regarding the Company’s royalty financing obligation.

NOTE 4: Marketable Securities

The Company has investments in available-for-sale debt securities which are recorded at fair market value. The change in the fair value of available-for-sale debt investments is recorded as accumulated other comprehensive loss in shareholders’ equity, net of income tax effects. As of March 31, 2024, the Company considered any decreases in fair value on its marketable securities to be driven by factors other than credit risk, including market risk.

The following tables show the Company’s available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category as of March 31, 2024 and December 31, 2023, respectively:

	March 31, 2024
Marketable Securities:	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value

Government securities - U.S.	$52,394	$601	$—	$52,995
Total	$52,394	$601	$—	$52,995

	December 31, 2023
Marketable Securities:	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value

Government securities - U.S.	$72,990	$954	$—	$73,944
Total	$72,990	$954	$—	$73,944

The Company determines realized gains or losses on the sale of marketable securities on a specific identification method. The Company reflects these gains and losses as a component of investment and other income, net in the accompanying unaudited condensed consolidated statements of loss.

The Company recognized gross realized gains of $398 and $1 for the three months ended March 31, 2024 and 2023, respectively. These realized gains were offset by no gross realized losses for the three months ended March 31, 2024 and $61 for the three months ended March 31, 2023.

The following table summarizes the estimated fair value of the Company’s investments in marketable debt securities, accounted for as available-for-sale debt securities and classified by the contractual maturity date of the securities as of March 31, 2024:

	Maturities
Marketable Debt Securities:	Less than 1 Year	1-5 Years	5-10 Years	Greater than 10 Years	Total

Government securities - U.S.	$52,995	$—	$—	$—	$52,995
Total	$52,995	$—	$—	$—	$52,995

The Company has classified its investment in available-for-sale marketable debt securities as current assets in the condensed consolidated balance sheets as the securities need to be available for use, if required, to fund current operations. There are no restrictions on the sale of any securities in the Company’s investment portfolio.

NOTE 5: Inventories

The principal categories of inventories were comprised of the following:

Inventory:	March 31, 2024	December 31, 2023

Raw materials and supplies	$3,368	$5,291
Work in process	1,359	2,037
Finished goods	7,201	3,052
Total	$11,928	$10,380

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
NOTE 6: Royalty Financing Obligation

On March 29, 2023, the Company and Avadel CNS Pharmaceuticals, LLC entered into the RPA with RTW Investments, L.P. (“RTW”) that could provide the Company up to $75,000 of royalty financing in two tranches. The first tranche of $30,000 became available upon satisfaction of certain conditions which included the Company’s first shipment of LUMRYZ. The second tranche is now available to use, at the Company’s election, as the Company has achieved quarterly net revenue of $25,000 prior to the quarter ending June 30, 2024. The second tranche expires if the Company does not elect to use it by August 31, 2024.

On August 1, 2023, the Company received the first tranche of $30,000. As a result of receiving the first tranche, the Company is required to make quarterly royalty payments calculated as 3.75% of worldwide net product revenue of LUMRYZ, up to a total payback of $75,000.

The RPA is recorded as a royalty financing obligation on the unaudited condensed consolidated balance sheets based on the Company’s evaluation of the terms of the RPA. The accounts receivable and inventory balances of LUMRYZ are pledged as collateral for the RPA. There are no subjective acceleration clauses or provisions, and there are no covenants in violation or other clauses that would cause the full amount of the royalty financing obligation to be callable. As such, the RPA is recorded as a long-term obligation on the unaudited condensed consolidated balance sheets.

The Company imputes interest using the effective interest method and records interest expense based on the unamortized royalty financing obligation. The Company’s estimate of the interest rate under the RPA is based primarily on forecasted net revenue and the calculated amounts and timing of net royalty payments to reach the total payback of $75,000. As of March 31, 2024 and December 31, 2023 the effective interest rate is estimated as 30.4%. The Company will account for changes in the imputed interest rate resulting from changes in forecasted net product revenue using the prospective method.

The following table shows the activity within the royalty financing obligation account:

Royalty Financing Obligation:	March 31, 2024	December 31, 2023
Royalty financing obligation – beginning balance	$33,490	$—
Receipt of the first tranche of the royalty financing obligation	—	30,000
Accretion of imputed interest expense on royalty financing obligation	2,592	3,743
Less: royalty payments made to RTW	(730)	(253)
Royalty financing obligation – ending balance	35,352	33,490
Less: royalty payable to RTW classified within accrued expenses	(1,019)	(730)
Royalty financing obligation, non-current	$34,333	$32,760

The accretion of imputed interest expense is reflected as interest expense in the unaudited condensed consolidated statements of loss.

NOTE 7: Income Taxes

The income tax provision was $93 for the three months ended March 31, 2024 resulting in an effective tax rate of (0.3)%. The income tax benefit was $580 for the three months ended March 31, 2023 resulting in an effective tax rate of 1.8%.

The change in the effective income tax rate for the three months ended March 31, 2024, as compared to the prior period in 2023, is primarily driven by a state tax refund received during the first quarter of the prior period.

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

NOTE 8: Other Assets and Liabilities

Various other assets and liabilities are summarized as follows:

Prepaid Expenses and Other Current Assets:	March 31, 2024	December 31, 2023

Prepaid and other expenses	$8,013	$4,373
Other	3,320	913
Total	$11,333	$5,286

Other Non-Current Assets:	March 31, 2024	December 31, 2023

Right of use assets at contract manufacturing organizations	$11,575	$9,905
Other	193	247
Total	$11,768	$10,152

Accrued Expenses:	March 31, 2024	December 31, 2023

Accrued professional fees	$15,594	$11,961
Reserves for variable consideration	5,712	4,044
Accrued compensation	5,317	7,492
Royalty payable to RTW	1,019	730
Total	$27,642	$24,227

Other Non-Current Liabilities:	March 31, 2024	December 31, 2023

Tax liabilities	$5,498	$5,407
Other	427	247
Total	$5,925	$5,654

NOTE 9: Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted average number of shares outstanding during each period. Diluted net loss per share is calculated by dividing net loss by the diluted number of shares outstanding during each period. Except where the result would be anti-dilutive to net loss, diluted net loss per share would be calculated assuming the impact of the conversion of the 4.50% exchangeable senior notes due February 2023 (“February 2023 Notes”) and the 4.50% exchangeable senior notes due October 2023 (“October 2023 Notes”, together, the “2023 Notes”), the conversion of the Company’s preferred shares, the exercise of outstanding equity compensation awards, and ordinary shares expected to be issued under the Company’s Employee Share Purchase Plan (“ESPP”).

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

A reconciliation of basic and diluted net loss per share, together with the related shares outstanding in thousands is as follows:

	Three Months Ended March 31,
Net Loss Per Share:	2024	2023

Net loss	$(27,342)	$(30,784)

Weighted average shares:
Basic shares	91,693	63,886
Effect of dilutive securities—employee and director equity awards outstanding, preferred shares and 2023 Notes	—	—
Diluted shares	91,693	63,886

Net loss per share - basic	$(0.30)	$(0.48)
Net loss per share - diluted	$(0.30)	$(0.48)

Potential ordinary shares of 867 and 12,463 were excluded from the calculation of weighted average shares for the three months ended March 31, 2024 and 2023, respectively, because their effect was considered to be anti-dilutive or they were related to shares from performance share unit awards for which the contingent vesting condition had not been achieved. For the three months ended March 31, 2024 and 2023, the effects of dilutive securities were entirely excluded from the calculation of net loss per share as a net loss was reported in these periods.

NOTE 10: Comprehensive Loss

The following table shows the components of accumulated other comprehensive loss, net of tax effects:

	Three Months Ended March 31,
Accumulated Other Comprehensive Loss:	2024	2023

Foreign currency translation adjustment:
Beginning balance	$(24,121)	$(24,452)
Net other comprehensive (loss) income	(236)	175
Balance at March 31,	$(24,357)	$(24,277)

Unrealized gain (loss) on marketable debt securities, net
Beginning balance	$954	$(1,889)
Net other comprehensive (loss) income, net of income tax expense of $0 and $0, respectively	(353)	140
Balance at March 31,	$601	$(1,749)
Accumulated other comprehensive loss at March 31,	$(23,756)	$(26,026)

The effect on the Company’s unaudited condensed consolidated financial statements of amounts reclassified out of accumulated other comprehensive loss was immaterial for all periods presented.

NOTE 11: Commitments and Contingencies

Litigation

The Company is subject to potential liabilities generally incidental to its business arising out of present and future lawsuits and claims related to product liability, personal injury, contract, commercial, intellectual property, tax, employment, compliance and other matters that arise in the ordinary course of business. The Company accrues for potential liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. At March 31, 2024 and December 31, 2023, there were no contingent liabilities with respect to any litigation, arbitration or administrative or other proceeding that are reasonably likely to have a material adverse effect on the Company’s consolidated financial position, results of operations, cash flows or liquidity.

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

The Court held the Markman hearing on November 15, 2022 and issued a claim construction ruling on November 18, 2022. Also, on November 18, 2022 the Court granted Avadel’s Renewed Motion for Judgment on the Pleadings and ordered Jazz to request delisting of the REMS Patent from the Orange Book. On November 22, 2022, Jazz appealed that decision and on December 14, 2022, the Federal Circuit issued a stay of the delisting order until further notice. Oral argument was held February 14, 2023. On February 24, 2023, the United States Court of Appeals for the Federal Court affirmed the previous ruling from the Court, ordering the delisting of the REMS Patent from the Orange Book, which has since occurred. On March 7, 2023, in response to a joint stipulation filed by the parties, the Court issued an order dismissing Jazz’s infringement claims against the Avadel Parties relating to the REMS Patent as well as Avadel Parties’ noninfringement and invalidity counterclaims relating to the REMS Patent.

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

On November 30, 2023, the parties filed cross motions for summary judgment. The parties filed opposition briefs on December 15, 2023. The parties filed reply briefs on December 22, 2023. On February 14, 2024, the Court denied the parties’ summary judgment motions. On February 15, 2024, the Court held its Pretrial Conference. Trial was held from February 26, 2024 to March 1, 2024 (the “February Patent Trial”). On March 4, 2024, the jury returned a verdict of no infringement for U.S. Patent

No. 10758488 and infringement of U.S. Patent No. 11147782, with damages of $234, which are included in the unaudited condensed consolidated balance sheets in other non-current liabilities at March 31, 2024.

On March 19, 2024, the Court issued a Supplemental Scheduling Order setting a June 4, 2024 hearing on Jazz’s request for a permanent injunction or ongoing royalty. An ongoing royalty, if any, will be determined by the Court, and a range of possible loss, if any, cannot be reasonably estimated at this time.

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

On May 19, 2023, the Court issued a scheduling order establishing timing for litigation events including i) completion of fact discovery by March 14, 2024, and ii) a deadline for case dispositive motions of September 20, 2024. On January 23, 2024, the parties submitted a stipulation to extend the case schedule. On January 24, 2024, the Court ordered an extension of the case schedule, including i) completion of fact discovery by June 20, 2024 and ii) a deadline for case dispositive motions by January 31, 2025. On January 24, 2024, the Court issued an order setting a pretrial conference for October 30, 2025 and a 5-day trial to begin on November 3, 2025. On April 22, 2024, the parties submitted a stipulation extending certain pretrial deadlines, including i) extending completion of fact discovery to September 27, 2024 and ii) extending the deadline for case dispositive motions to April 4, 2025.

On June 29, 2023, Jazz filed a Motion to Stay the case, pending resolution of its Motion to Dismiss. Briefing on that Motion to Stay closed on August 10, 2023. On March 13, 2024, Jazz filed a Supplemental Motion to Stay, pending the resolution of the post-trial briefing and any appeals from the February Patent Trial. That motion remains pending before the Court.

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

On November 17, 2023, the parties submitted an updated joint proposed scheduling order. On January 30, 2024, the parties agreed to a 6-week stay of discovery and submitted a proposed stipulation extending certain case deadlines to accommodate the same. On February 9, 2024, the parties submitted an updated proposed scheduling order consistent with that stipulation, setting the close of fact discovery for August 9, 2024 and a trial date of December 15, 2025. That proposed scheduling order remains pending before the Court as of the date of this Quarterly Report on Form 10-Q.

On March 19, 2024, Jazz filed a Motion to Stay, pending the resolution of the post-trial briefing and any appeals from the February Patent Trial. That motion remains pending before the Court.

Jazz’s Administrative Procedure Act Complaint

On June 22, 2023, Jazz filed an Administrative Procedure Act suit against the FDA, the U.S. Department of Health and Human Services, the Secretary of Health and Human Services and the Commissioner of Food and Drugs (the “Federal Defendants”) in the United States District Court for the District of Columbia (the “DC Court”) related to the NDA for LUMRYZ. This suit alleges that the FDA’s approval of LUMRYZ was an unlawful agency action and asks the DC Court to set aside FDA’s approval of LUMRYZ. On June 28, 2023, the DC Court granted Avadel CNS’s unopposed motion to intervene in the case to defend the FDA’s decision. On August 14, 2023, the Court entered a scheduling order establishing timing for litigation events including early summary judgment briefing closing December 22, 2023. On September 22, 2023, Jazz filed its Motion for Summary Judgment. On October 20, 2023, the FDA and Avadel filed their Cross Motions for Summary Judgment. Briefing on the parties’ motions closed January 4, 2024. On February 14, 2024, the Court set hearing for oral argument on the parties’ motions for February 27, 2024. On February 21, 2024, the Court rescheduled the oral argument to April 9, 2024. On April 2, 2024, the Court rescheduled the oral argument to May 10, 2024.

Material Commitments

Other than commitments disclosed in Note 14: Contingent Liabilities and Commitments to the Company's consolidated financial statements included in the Annual Report on Form 10-K, there were no other material commitments outside of the normal course of business.

NOTE 12: Subsequent Events

Effective April 15, 2024, the Company’s ordinary shares became directly listed on the Nasdaq Stock Market. The Company caused a mandatory exchange of its ADSs for the underlying ordinary shares on a one-for-one basis.

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis
(In thousands, except per share data)
(Unaudited)

You should read the discussion and analysis of our financial condition and results of operations set forth in this Item 2 together with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties, and reference is made to the “Cautionary Note Regarding Forward-Looking Statements” set forth immediately following the Table of Contents of this Quarterly Report on Form 10-Q for further information on the forward looking statements herein. In addition, you should read the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 29, 2024 and Part II, Item 1A in this Quarterly Report on Form 10-Q for a discussion of additional important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Quarterly Report.

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

LUMRYZ

LUMRYZ was approved by the FDA on May 1, 2023 for the treatment of cataplexy or EDS in adults with narcolepsy. In approving LUMRYZ, the FDA required a REMS for LUMRYZ to help ensure that the benefits of the drug in the treatment of cataplexy and EDS in adults with narcolepsy outweigh the risks of serious adverse outcomes resulting from inappropriate prescribing, misuse, abuse, and diversion of the drug. Under this REMS, healthcare providers who prescribe the drug must be specially certified; pharmacies that dispense the drug must be specially certified; and the drug must be dispensed only to patients who have enrolled in the LUMRYZ REMS and completed all REMS requirements, including documentation of safe use conditions. Additionally, with its approval, the FDA also granted seven years of orphan drug exclusivity to LUMRYZ for the treatment of cataplexy or EDS in adults with narcolepsy due to a finding of clinical superiority of LUMRYZ relative to currently marketed oxybate treatments. In particular, the FDA found that LUMRYZ makes a major contribution to patient care over currently marketed, twice-nightly oxybate treatments by providing a once-nightly dosing regimen that avoids nocturnal arousal to take a second dose. The orphan exclusivity will continue until May 1, 2030. In June 2023, we announced the U.S. commercial launch of LUMRYZ for the treatment of cataplexy or EDS in adults living with narcolepsy.

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

Financial Highlights

Highlights of our consolidated results for the three months ended March 31, 2024 are as follows:

•Net product revenue was $27,178 during the three months ended March 31, 2024. LUMRYZ was approved by the FDA on May 1, 2023 and we began shipping product to our customers in June 2023.

•Operating loss was $26,035 for the three months ended March 31, 2024, compared to operating loss of $28,298 for the three months ended March 31, 2023. Selling, general and administrative expenses increased $24,155 during the three months ended March 31, 2024 compared to the three months ended March 31, 2023, driven by increased headcount and costs associated with the commercial launch of LUMRYZ and higher legal fees.

•Net loss was $27,342 for the three months ended March 31, 2024, compared to net loss of $30,784 in the same period last year.

•Diluted net loss per share was $0.30 for the three months ended March 31, 2024, compared to diluted net loss per share of $0.48 in the same period last year.

•Cash, cash equivalents and marketable securities decreased $16,322 to $88,789 at March 31, 2024 from $105,111 at December 31, 2023. The decrease in cash during the three months ended March 31, 2024 was driven primarily by net cash used in operating activities of $29,704, offset by net proceeds of $9,250 from the sale of ADSs through the ATM Program and $3,940 of proceeds from stock option exercises and employee share purchase plan issuances.

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

Our significant accounting policies are described in Note 1 of the audited consolidated financial statements included in our Annual Report Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”). The SEC suggests companies provide additional disclosure on those accounting policies considered most critical. The SEC considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgments and estimates on the part of management in its application. Our estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, see the “Critical Accounting Estimates” section of the Management’s Discussion & Analysis in our 2023 Form 10-K filed with the SEC on February 29, 2024.

Results of Operations

The following is a summary of our financial results (in thousands, except per share amounts):

	Three Months Ended March 31,		Change
			2024 vs. 2023
Comparative Statements of Loss	2024	2023	$	%

Net product revenue	$27,178	$—	$27,178	n/a
Cost of products sold	1,522	—	1,522	n/a
Gross profit	25,656	—	25,656	n/a
Operating expenses:
Research and development expenses	3,068	3,830	(762)	(19.9)%
Selling, general and administrative expenses	48,623	24,468	24,155	98.7%
Total operating expense	51,691	28,298	23,393	82.7%
Operating loss	(26,035)	(28,298)	2,263	8.0%
Investment and other income, net	1,378	193	1,185	614.0%
Interest expense	(2,592)	(3,259)	667	20.5%
Loss before income taxes	(27,249)	(31,364)	4,115	13.1%
Income tax provision (benefit)	93	(580)	673	116.0%
Net loss	$(27,342)	$(30,784)	$3,442	11.2%
Net loss per share - diluted	$(0.30)	$(0.48)	$0.18	37.5%

	Three Months Ended March 31,		Change
			2024 vs. 2023
Gross Profit:	2024	2023	$	%

Net product revenue	$27,178	$—	$27,178	n/a
Cost of products sold	1,522	—	1,522	n/a
Gross profit	$25,656	$—	$25,656	n/a
Gross profit as a percentage of net product revenue	94%	n/a	94%	n/a

Net product revenue was $27,178 during the three months ended March 31, 2024. Products sold during the three months ended March 31, 2024 includes inventory that was expensed as research and development prior to FDA approval.

	Three Months Ended March 31,		Change
			2024 vs. 2023
Research and Development Expenses:	2024	2023	$	%

Research and development expense	$3,068	$3,830	$(762)	(19.9)%

Research and development expenses decreased $762 or 19.9% during the three months ended March 31, 2024 as compared to the same period in the prior year. This decrease was driven by lower pre-commercial related expenses of $1,900, offset by higher compensation costs of $500 due to increased headcount and new clinical work during the period of $600.

	Three Months Ended March 31,		Change
			2024 vs. 2023
Selling, General and Administrative Expenses:	2024	2023	$	%

Selling, general and administrative expenses	$48,623	$24,468	$24,155	98.7%

Selling, general and administrative expenses increased $24,155 or 98.7% during the three months ended March 31, 2024 as compared to the same period in the prior year. This increase was driven by higher compensation costs of $11,200 due to increased headcount, higher legal fees of $9,600, and higher costs associated with the commercial launch of LUMRYZ of $6,500, offset by $1,300 of costs related to financing activities incurred in 2023 that did not recur in the current period.

	Three Months Ended March 31,		Change
			2024 vs. 2023
Investment and Other Income, net:	2024	2023	$	%

Investment and other income, net	$1,378	$193	$1,185	614.0%

Investment and other income, net increased $1,185 or 614.0% during the three months ended March 31, 2024 as compared to the same period in the prior year. This increase was driven by higher net realized gains of approximately $500 and higher accrued interest on marketable securities of approximately $400.

Liquidity and Capital Resources

Our cash flows from operating, investing and financing activities, as reflected in the unaudited condensed consolidated statements of cash flows, are summarized in the following table:

	Three Months Ended March 31,		Change
			2024 vs. 2023
Net cash (used in) provided by:	2024	2023	$	%

Operating activities	$(29,704)	$(30,233)	$529	1.7%
Investing activities	21,387	5,066	16,321	322.2%
Financing activities	13,190	34,442	(21,252)	(61.7)%

Operating Activities

Net cash used in operating activities was $29,704 and $30,233 for the three months ended March 31, 2024 and 2023, respectively. Net cash used in operating activities for the three months ended March 31, 2024 was driven by net loss of $27,342 and unfavorable changes in working capital of $7,573, offset by favorable non-cash adjustments of $5,211 driven primarily by share-based compensation expense. For the three months ended March 31, 2023, net cash used in operating activities was driven by net loss of $30,784 and unfavorable changes in working capital of $3,431, offset by favorable non-cash adjustments of $3,982.

Investing Activities

Net cash provided by investing activities was $21,387 and $5,066 for the three months ended March 31, 2024 and 2023, respectively. Net cash provided by investing activities for the three months ended March 31, 2024 was due to net proceeds received from the excess of sales over purchases of marketable securities of $21,387. Net cash provided by investing activities for the three months ended March 31, 2023 was due to net proceeds received from the excess of sales over purchases of marketable securities of $5,066.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2024 of $13,190 was a result of net proceeds of $9,250 from the sale of ADSs through the ATM Program and $3,940 of proceeds from stock option exercises and employee share purchase plan issuances. Net cash provided by financing activities for the three months ended March 31, 2023 of $34,442 was a result of net proceeds received in advance of Series B Preferred Shares issuance for the public offering of $40,000 and net proceeds from the sale of ADSs through the ATM Program of $11,913, offset by payments for the February 2023 Notes of $17,500.

Risk Management

The adequacy of our cash resources depends on the outcome of certain business conditions including the cost of our LUMRYZ ongoing commercialization activities, our cost structure, and other factors set forth in “Risk Factors” within Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 29, 2024. We will need to commit substantial resources to support the commercialization of LUMRYZ which could result in future losses or otherwise limit our opportunities or affect our ability to operate our business. Our assumptions concerning the outcome of certain business conditions may prove to be wrong or other factors may adversely affect our business, and as a result we could exhaust or significantly decrease our available cash and marketable securities balances which could, among other things, force us to raise additional funds and/or force us to reduce our expenses, either of which could have a material adverse effect on our business. Additionally, we are unable to estimate the near or long term impacts of inflation, and rising interest rates, which may have a material adverse impact on our business.

We believe our existing cash, cash equivalents and marketable securities, along with cash anticipated from sales of LUMRYZ, provides sufficient capital to meet our operating, royalty obligation and capital requirements for the next twelve months following the date of this Quarterly Report.

Other Matters

Litigation

We are subject to potential liabilities generally incidental to our business arising out of present and future lawsuits and claims related to product liability, personal injury, contract, commercial, intellectual property, tax, employment, compliance and other matters that arise in the ordinary course of business. We accrue for potential liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. At March 31, 2024 and December 31, 2023, there were no contingent liabilities with respect to any litigation, arbitration or administrative or other proceeding that are reasonably likely to have a material adverse effect on our consolidated financial position, results of operations, cash flows or liquidity. For information regarding legal proceedings we are involved in, see Note 11: Commitments and Contingencies - Litigation to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Foreign Exchange Risk

We are exposed to foreign currency exchange risk as the functional currency financial statements of a non-U.S. subsidiary is translated to U.S. dollars. The assets and liabilities of this non-U.S. subsidiary having a functional currency other than the U.S. dollar is translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and at the average exchange rate for the reporting period for revenue and expense accounts. The cumulative foreign currency translation adjustment is recorded as a component of accumulated other comprehensive loss in shareholders’ equity. The reported results of this non-U.S. subsidiary will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. Our primary currency translation exposure is related to one subsidiary that has functional currencies denominated in euro. A 10% strengthening/weakening in the rates used to translate the results of our non-U.S. subsidiaries that have functional currencies denominated in euro as of March 31, 2024 would have had an immaterial impact on net loss for the three months ended March 31, 2024.

Transactional exposure arises where transactions occur in currencies other than the functional currency. Transactions in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction. The resulting monetary assets and liabilities are translated into the appropriate functional currency at exchange rates prevailing at the balance sheet date and the resulting gains and losses are reported in investment and other income, net in the consolidated statements of loss. As of March 31, 2024, our primary exposure is to transaction risk related to euro net monetary assets and liabilities held by subsidiaries with a U.S. dollar functional currency. Realized and unrealized foreign exchange gains resulting from transactional exposure were immaterial for the three months ended March 31, 2024.

Inflation Risk

Inflation generally affects us by increasing our costs of labor and supplies and the costs of our third parties we rely on for the development, manufacture and supply of our products. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2024. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the near future (especially if inflation rates continue to rise) due to an impact on the costs to conduct clinical trials, the costs to commercially launch LUMRYZ, labor costs we incur to attract and retain qualified personnel, and other operational costs. Inflationary costs could adversely affect our business, financial condition and results of operations.

ITEM 4.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2024.

Other Changes in Internal Controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or 15d-15 that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS.

The information contained in Note 11: Commitments and Contingencies - Litigation to the Company’s unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference herein.

ITEM 1A.    RISK FACTORS.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 29, 2024.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.    OTHER INFORMATION.

During the three months ended March 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

AVADEL PHARMACEUTICALS PLC
(Registrant)

Date: May 8, 2024	By:	/s/ Gregory J. Divis
Gregory J. Divis
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: May 8, 2024	By:	/s/ Thomas S. McHugh
Thomas S. McHugh
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)