Form 10-Q
period 2024-06-30
AVADEL PHARMACEUTICALS PLC
filed 2024-08-08
CIK 1012477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

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

At August 5, 2024, 96,270,528 ordinary shares, nominal value $0.01 each, of the Company were outstanding.

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
•Our ability to finance our operations on acceptable terms, either through the raising of capital including the incurrence of convertible or other indebtedness, issuance of equity or royalty-based financings, or through strategic financing or commercialization partnerships;
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

PART I – FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS
AVADEL PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net product revenue	$41,504	$1,496	$68,682	$1,496
Cost of products sold	2,788	36	4,310	36
Gross profit	38,716	1,460	64,372	1,460
Operating expenses:
Research and development expenses	4,051	4,223	7,119	8,053
Selling, general and administrative expenses	47,406	46,778	96,029	71,246
Total operating expense	51,457	51,001	103,148	79,299
Operating loss	(12,741)	(49,541)	(38,776)	(77,839)
Investment and other income, net	1,126	623	2,504	816
Interest expense	(2,716)	(2,295)	(5,308)	(5,554)
Loss on extinguishment of debt	—	(13,129)	—	(13,129)
Loss before income taxes	(14,331)	(64,342)	(41,580)	(95,706)
Income tax (benefit) provision	(509)	90	(416)	(490)
Net loss	$(13,822)	$(64,432)	$(41,164)	$(95,216)

Net loss per share - basic	$(0.14)	$(0.83)	$(0.44)	$(1.35)
Net loss per share - diluted	$(0.14)	$(0.83)	$(0.44)	$(1.35)

Weighted average number of shares outstanding - basic	96,151	77,246	93,922	70,603
Weighted average number of shares outstanding - diluted	96,151	77,246	93,922	70,603

See accompanying notes to unaudited condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net loss	$(13,822)	$(64,432)	$(41,164)	$(95,216)
Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) income	(74)	8	(310)	183
Net other comprehensive (loss) income, net of income tax expense of $0, $0, $0, and $0, respectively	(385)	75	(738)	216
Total other comprehensive (loss) income, net of tax	(459)	83	(1,048)	399
Total comprehensive loss	$(14,281)	$(64,349)	$(42,212)	$(94,817)

See accompanying notes to unaudited condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,847	$31,167
Marketable securities	42,535	73,944
Accounts receivable, net	33,377	12,103
Inventories	13,313	10,380
Research and development tax credit receivable	927	1,322
Prepaid expenses and other current assets	6,781	5,286
Total current assets	125,780	134,202
Property and equipment, net	484	585
Operating lease right-of-use assets	2,154	2,591
Goodwill	16,836	16,836
Research and development tax credit receivable	252	332
Other non-current assets	12,015	10,152
Total assets	$157,521	$164,698

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of operating lease liability	$866	$934
Accounts payable	9,794	11,433
Accrued expenses	33,711	24,227
Other current liabilities	242	261
Total current liabilities	44,613	36,855
Long-term operating lease liability	1,308	1,690
Royalty financing obligation	35,493	32,760
Other non-current liabilities	5,819	5,654
Total liabilities	87,233	76,959

Shareholders’ equity:
Preferred shares, nominal value of $0.01 per share; 50,000 shares authorized; zero issued and outstanding at June 30, 2024 and 5,194 issued and outstanding at December 31, 2023	—	52
Ordinary shares, nominal value of $0.01 per share; 500,000 shares authorized; 96,204 issued and outstanding at June 30, 2024 and 89,825 issued and outstanding at December 31, 2023	961	898
Additional paid-in capital	880,202	855,452
Accumulated deficit	(786,660)	(745,496)
Accumulated other comprehensive loss	(24,215)	(23,167)
Total shareholders’ equity	70,288	87,739
Total liabilities and shareholders’ equity	$157,521	$164,698
 See accompanying notes to unaudited condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Ordinary shares		Preferred shares		Additional	Accumulated	Accumulated other comprehensive	Total shareholders’
	Shares	Amount	Shares	Amount	paid-in capital	deficit	loss	equity
Balance, December 31, 2023	89,825	$898	5,194	$52	$855,452	$(745,496)	$(23,167)	$87,739
Net loss	—	—	—	—	—	(27,342)	—	(27,342)
Other comprehensive loss	—	—	—	—	—	—	(589)	(589)
Issuance of common stock under at-the-market offering program, net of issuance costs	640	6	—	—	9,244	—	—	9,250
Amortization of deferred issuance costs	—	—	—	—	(3)	—	—	(3)
Conversion of preferred stock into ordinary shares	5,194	52	(5,194)	(52)	—	—	—	—
Exercise of stock options	390	3	—	—	3,353	—	—	3,356
Employee share purchase plan share issuance	48	1	—	—	583	—	—	584
Share-based compensation expense	—	—	—	—	5,389	—	—	5,389
Balance, March 31, 2024	96,097	$960	—	$—	$874,018	$(772,838)	$(23,756)	$78,384
Net loss	—	—	—	—	—	(13,822)	—	(13,822)
Other comprehensive income	—	—	—	—	—	—	(459)	(459)
Exercise of stock options	107	1	—	—	722	—	—	723
Share-based compensation expense	—	—	—	—	5,462	—	—	5,462
Balance, June 30, 2024	96,204	$961	—	$—	$880,202	$(786,660)	$(24,215)	$70,288

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

AVADEL PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023

Cash flows from operating activities:
Net loss	$(41,164)	$(95,216)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	978	1,189
Amortization of debt discount and debt issuance costs	—	2,460
Share-based compensation expense	10,851	9,166
Loss on extinguishment of debt	—	13,129
Other adjustments	(1,208)	42
Net changes in assets and liabilities
Accounts receivable	(21,274)	(1,775)
Inventories	(2,264)	(1,439)
Prepaid expenses and other current assets	(1,557)	(4,400)
Research and development tax credit receivable	451	2,127
Accounts payable & other current liabilities	(1,638)	2,470
Accrued expenses	9,484	10,246
Other assets and liabilities	(549)	(255)
Net cash used in operating activities	(47,890)	(62,256)

Cash flows from investing activities:
Proceeds from sales of marketable securities	207,835	25,618
Purchases of marketable securities	(175,898)	(113,460)
Net cash provided by (used in) investing activities	31,937	(87,842)

Cash flows from financing activities:
Proceeds from April 2023 public offering, net of issuance costs	—	134,151
Payments for February 2023 Notes	—	(17,500)
Payments for debt issuance costs	—	(4,357)
Proceeds from issuance of shares off the at-the-market offering program	9,250	11,913
Proceeds from stock option exercises and employee share purchase plan	4,663	1,779
Net cash provided by financing activities	13,913	125,986

Effect of foreign currency exchange rate changes on cash and cash equivalents	(280)	116

Net change in cash and cash equivalents	(2,320)	(23,996)
Cash and cash equivalents at January 1,	31,167	73,981
Cash and cash equivalents at June 30,	$28,847	$49,985

Supplemental disclosures of cash flow information:
Interest paid	$1,748	$4,520
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

The adequacy of the Company’s cash resources depends on the outcome of certain business conditions including the cost of the Company’s ongoing LUMRYZ commercialization activities, the Company’s cost structure, and other factors set forth in “Risk Factors” within Part I, Item 1A of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on February 29, 2024 (the “Annual Report on Form 10-K”).

Ordinary Shares

Effective April 15, 2024, the Company’s ordinary shares, nominal value $0.01 per share (“ordinary shares”), became directly listed on the Nasdaq Stock Market. The Company caused a mandatory exchange of its American Depositary Shares (“ADSs”) for the underlying ordinary shares on a one-for-one basis. Accordingly, the Bank of New York Mellon (“BNY Mellon”), as Depositary for the ADSs, issued a notice of termination of its American Depository Receipt program (“ADR Program”) of ADSs to the registered holders of ADSs according to the requirements under the deposit agreement dated January 3, 2017 (the “Deposit Agreement”) among the Company, BNY Mellon and holders of ADSs. The Deposit Agreement terminated on July 15, 2024.

At-the-Market Offering Program

On May 8, 2024, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which the Company may offer and sell its ordinary shares, from time to time, with respect to an at-the-market offering program (“ATM Program”) under which Jefferies will act as sales agent. The Sales Agreement provides that Jefferies will be entitled to aggregate compensation for its services an amount up to 3.0% of the gross proceeds of any ordinary shares sold through Jefferies under the Sales Agreement. The Sales Agreement replaces the Company’s previous Open Market Sale AgreementSM with Jefferies, dated February 4, 2020 (the “ADS Sales Agreement”), which provided for the sale of ADSs by the Company. The Company terminated the ADS Sales Agreement upon effectiveness of the Sales Agreement following the mandatory exchange of the ADSs and the direct listing of the ordinary shares on the Nasdaq Stock Market on April 15, 2024.

The ordinary shares will be offered and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-267198), filed with the SEC on August 31, 2022, as amended, and declared effective by the Commission on September 12, 2022, as supplemented by the prospectus supplement dated May 8, 2024 (the “Prospectus Supplement”). The Company may offer and sell ordinary shares having an aggregate offering price of up to $100,000 under the Prospectus Supplement.

Prior to termination, the Company issued and sold 640 ordinary shares pursuant to the ADS Sales Agreement during the three months ended March 31, 2024, resulting in net proceeds to the Company of approximately $9,250. The Company did not issue or sell ordinary shares during the three months ended June 30, 2024 under the Sales Agreement.

Preferred Shares

In March 2024, 5,194 Series A Non-Voting Convertible Preferred Shares and Series B Non-Voting Convertible Preferred Shares (“Series B Preferred Shares”) were converted to 5,194 ordinary shares at the option of the holders. Accordingly, there were no preferred shares issued and outstanding at June 30, 2024.

Basis of Presentation. The unaudited condensed consolidated balance sheet as of June 30, 2024 and the interim unaudited condensed consolidated financial statements presented herein, have been prepared in accordance with U.S. GAAP, the requirements of Form 10-Q and Article 10 of Regulation S-X and, consequently, do not include all information or footnotes required by U.S. GAAP for complete financial statements or all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and footnotes included in the Annual Report on Form 10-K.

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

Newly Issued Climate-Related Disclosure Rule. In March 2024, the SEC issued a final rule requiring public companies to disclose climate-related information in their registration statements and annual reports. For large accelerated filers, the initial disclosure rules are effective for annual periods for the year ending December 31, 2025. In April 2024, the SEC voluntarily stayed the final rule pending the completion of judicial review by the Court of Appeals for the Eighth Circuit. The Company is monitoring the development of litigation related to the SEC’s rule, and is currently evaluating the effects of the final rule on its disclosures, processes and procedures.

NOTE 2: Revenue Recognition

The Company’s source of net product revenue during the three and six months ended June 30, 2024 and 2023 consists solely of sales of LUMRYZ in the U.S.

For the three and six months ended June 30, 2024 and 2023, three customers accounted for 100% of sales. The following table presents a summary of the percentage of total gross sales to customers:

	Three Months Ended June 30,		Six Months Ended June 30,
Sales by Customer:	2024	2023	2024	2023

Caremark	52%	42%	48%	42%
Accredo	33%	39%	36%	39%
Optum	15%	19%	16%	19%

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

The following table summarizes the financial instruments measured at fair value on a recurring basis classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the accompanying unaudited condensed consolidated balance sheets:

	As of June 30, 2024			As of December 31, 2023
Fair Value Measurements:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Marketable securities (see Note 4)
Government securities - U.S.	$42,535	$—	$—	$73,944	$—	$—
Total assets	$42,535	$—	$—	$73,944	$—	$—

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. During the periods ended June 30, 2024 and December 31, 2023, respectively, there were no transfers in and out of Level 3. During the three and six months ended June 30, 2024 and 2023, respectively, the Company did not recognize any allowances for credit losses.

Some of the Company’s financial instruments, such as cash and cash equivalents, accounts receivable and accounts payable, are reflected in the balance sheet at carrying value, which approximates fair value due to their short-term nature.

Royalty Financing Obligation

As of June 30, 2024, the carrying value of the royalty financing obligation under the Royalty Purchase Agreement (“RPA”) approximated its fair value and was measured using the estimates of forecasted net product revenue based on current contractual and statutory requirements, specific known market events and trends, industry data, historical trends, current and expected patient demand and forecasted customer buying and payment patterns (Level 3 inputs). See Note 6: Royalty Financing Obligation for additional information regarding the Company’s royalty financing obligation.

NOTE 4: Marketable Securities

The Company has investments in available-for-sale debt securities which are recorded at fair market value. The change in the fair value of available-for-sale debt investments is recorded as accumulated other comprehensive loss in shareholders’ equity, net of income tax effects. As of June 30, 2024, the Company considered any decreases in fair value on its marketable securities to be driven by factors other than credit risk, including market risk.

The following tables show the Company’s available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category as of June 30, 2024 and December 31, 2023, respectively:

	June 30, 2024
Marketable Securities:	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value

Government securities - U.S.	$42,320	$215	$—	$42,535
Total	$42,320	$215	$—	$42,535

	December 31, 2023
Marketable Securities:	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value

Government securities - U.S.	$72,990	$954	$—	$73,944
Total	$72,990	$954	$—	$73,944

The Company determines realized gains or losses on the sale of marketable securities on a specific identification method. The Company reflects these gains and losses as a component of investment and other income, net in the accompanying unaudited condensed consolidated statements of loss.

The Company recognized gross realized gains of $709 and no gross realized losses for the three months ended June 30, 2024. The Company recognized gross realized gains of $1,107 and no gross realized losses for the six months ended June 30, 2024. The Company recognized immaterial gross realized gains and losses for the three and six months ended June 30, 2023.

The following table summarizes the estimated fair value of the Company’s investments in marketable debt securities, accounted for as available-for-sale debt securities and classified by the contractual maturity date of the securities as of June 30, 2024:

	Maturities
Marketable Debt Securities:	Less than 1 Year	1-5 Years	5-10 Years	Greater than 10 Years	Total

Government securities - U.S.	$42,535	$—	$—	$—	$42,535
Total	$42,535	$—	$—	$—	$42,535

The Company has classified its investment in available-for-sale marketable debt securities as current assets in the condensed consolidated balance sheets as the securities need to be available for use, if required, to fund current operations. There are no restrictions on the sale of any securities in the Company’s investment portfolio.

NOTE 5: Inventories

The principal categories of inventories were comprised of the following:

Inventory:	June 30, 2024	December 31, 2023

Raw materials and supplies	$2,566	$5,291
Work in process	4,819	2,037
Finished goods	5,928	3,052
Total	$13,313	$10,380

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

The Company imputes interest using the effective interest method and records interest expense based on the unamortized royalty financing obligation. The Company’s estimate of the interest rate under the RPA is based primarily on forecasted net revenue and the calculated amounts and timing of net royalty payments to reach the total payback of $75,000. As of June 30, 2024 and December 31, 2023 the effective interest rate is estimated as 30.4%. The Company will account for changes in the imputed interest rate resulting from changes in forecasted net product revenue using the prospective method.

The following table shows the activity within the royalty financing obligation account:

Royalty Financing Obligation:	June 30, 2024	December 31, 2023
Royalty financing obligation – beginning balance	$33,490	$—
Receipt of the first tranche of the royalty financing obligation	—	30,000
Accretion of imputed interest expense on royalty financing obligation	5,308	3,743
Less: royalty payments made to RTW	(1,748)	(253)
Royalty financing obligation – ending balance	37,050	33,490
Less: royalty payable to RTW classified within accrued expenses	(1,557)	(730)
Royalty financing obligation, non-current	$35,493	$32,760

The accretion of imputed interest expense is reflected as interest expense in the unaudited condensed consolidated statements of loss. For the three months ended June 30, 2024, the total interest expense related to the royalty financing obligation was $2,716. For the six months ended June 30, 2024, the total interest expense related to the royalty financing obligation was $5,308.

NOTE 7: Income Taxes

The income tax benefit was $509 for the three months ended June 30, 2024 resulting in an effective tax rate of 3.6%. The income tax provision was $90 for the three months ended June 30, 2023 resulting in an effective tax rate of (0.1)%. The change in the effective income tax rate for the three months ended June 30, 2024, as compared to the prior period in 2023, is primarily driven by the release of uncertain tax positions due to the expiration of their statute of limitations in the current period.

The income tax benefit was $416 for the six months ended June 30, 2024 resulting in an effective tax rate of 1.0%. The income tax benefit was $490 for the six months ended June 30, 2023 resulting in an effective tax rate of 0.5%. The change in the effective income tax rate for the six months ended June 30, 2024, as compared to the prior period in 2023, is primarily driven by the release of uncertain tax positions due to the expiration of their statute of limitations in the current period compared to a state tax refund received during the first quarter of the prior period.

The Company's cumulative loss position was significant negative evidence in assessing the need for a valuation allowance on its deferred tax assets. Given the weight of objectively verifiable historical losses from operations, the Company has a full valuation allowance on its deferred tax assets. The Company will be able to reverse the valuation allowance when it has shown its ability to generate taxable income on a consistent basis in future periods. The valuation allowance does not have an impact on the Company's ability to utilize any net operating losses or other tax attributes to offset cash taxes payable as these items are still eligible to be used.

NOTE 8: Other Assets and Liabilities

Various other assets and liabilities are summarized as follows:

Prepaid Expenses and Other Current Assets:	June 30, 2024	December 31, 2023

Prepaid and other expenses	$6,109	$4,373
Other	672	913
Total	$6,781	$5,286

Other Non-Current Assets:	June 30, 2024	December 31, 2023

Right of use assets at contract manufacturing organizations	$11,876	$9,905
Other	139	247
Total	$12,015	$10,152

Accrued Expenses:	June 30, 2024	December 31, 2023

Accrued professional fees	$15,674	$11,961
Reserves for variable consideration	11,152	4,044
Accrued compensation	5,328	7,492
Royalty payable to RTW	1,557	730
Total	$33,711	$24,227

Other Non-Current Liabilities:	June 30, 2024	December 31, 2023

Tax liabilities	$4,985	$5,407
Other	834	247
Total	$5,819	$5,654

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

A reconciliation of basic and diluted net loss per share, together with the related shares outstanding in thousands is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Net Loss Per Share:	2024	2023	2024	2023

Net loss	$(13,822)	$(64,432)	$(41,164)	$(95,216)

Weighted average shares:
Basic shares	96,151	77,246	93,922	70,603
Effect of dilutive securities—employee and director equity awards outstanding, preferred shares and 2023 Notes	—	—	—	—
Diluted shares	96,151	77,246	93,922	70,603

Net loss per share - basic	$(0.14)	$(0.83)	$(0.44)	$(1.35)
Net loss per share - diluted	$(0.14)	$(0.83)	$(0.44)	$(1.35)

Potential ordinary shares of 1,140 and 2,212 were excluded from the calculation of weighted average shares for the three months ended June 30, 2024 and 2023, respectively, and 1,032 and 6,813 were excluded from the calculation of weighted average shares for the six months ended June 30, 2024 and 2023, respectively, because their effect was considered to be anti-dilutive or they were related to shares from performance share unit awards for which the contingent vesting condition had not been achieved. For the three and six months ended June 30, 2024 and 2023, the effects of dilutive securities were entirely excluded from the calculation of net loss per share as a net loss was reported in these periods.

NOTE 10: Comprehensive Loss

The following table shows the components of accumulated other comprehensive loss, net of tax effects:

	Three Months Ended June 30,		Six Months Ended June 30,
Accumulated Other Comprehensive Loss:	2024	2023	2024	2023

Foreign currency translation adjustment:
Beginning balance	$(24,357)	$(24,277)	$(24,121)	$(24,452)
Net other comprehensive (loss) income	(74)	8	(310)	183
Balance at June 30,	$(24,431)	$(24,269)	$(24,431)	$(24,269)

Unrealized gain (loss) on marketable debt securities, net
Beginning balance	$601	$(1,749)	$954	$(1,890)
Net other comprehensive (loss) income, net of income tax expense of $0, $0, $0, and $0 respectively	(385)	75	(738)	216
Balance at June 30,	$216	$(1,674)	$216	$(1,674)
Accumulated other comprehensive loss at June 30,	$(24,215)	$(25,943)	$(24,215)	$(25,943)

The effect on the Company’s unaudited condensed consolidated financial statements of amounts reclassified out of accumulated other comprehensive loss was immaterial for all periods presented.

NOTE 11: Commitments and Contingencies

Litigation

The Company is subject to potential liabilities generally incidental to its business arising out of present and future lawsuits and claims related to product liability, personal injury, contract, commercial, intellectual property, tax, employment, compliance and other matters that arise in the ordinary course of business. The Company accrues for potential liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. At June 30, 2024 and December 31, 2023, there were no contingent liabilities with respect to any litigation, arbitration or administrative or other proceeding that are reasonably likely to have a material adverse effect on the Company’s consolidated financial position, results of operations, cash flows or liquidity.

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

On November 30, 2023, the parties filed cross motions for summary judgment. The parties filed opposition briefs on December 15, 2023. The parties filed reply briefs on December 22, 2023. On February 14, 2024, the Court denied the parties’ summary judgment motions. On February 15, 2024, the Court held its Pretrial Conference. Trial was held from February 26, 2024 to March 1, 2024 (the “February Patent Trial”). On March 4, 2024, the jury returned a verdict of no infringement for U.S. Patent No. 10758488 and infringement of U.S. Patent No. 11147782, with damages of $234, which are included in the unaudited condensed consolidated balance sheets in other non-current liabilities at June 30, 2024.

On March 19, 2024, the Court issued a Supplemental Scheduling Order setting a June 4, 2024 hearing on Jazz’s request for a permanent injunction or ongoing royalty. An ongoing royalty, if any, will be determined by the Court, and a range of possible loss, if any, cannot be reasonably estimated at this time. Briefing on Jazz’s request closed on May 20, 2024, and the hearing was held June 4, 2024. Jazz’s request remains pending.

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

On December 9, 2022, Jazz filed a Motion to Dismiss Avadel’s Antitrust Counterclaims. Avadel filed its opposition brief on December 27, 2022, and Jazz filed its reply brief on January 6, 2022. On January 11, 2023, Avadel filed a request for oral argument on the motion. On May 24, 2024, the Court denied Jazz’s Motions to Dismiss. On June 7, 2024, Jazz filed its Answer to Avadel’s Counterclaims.

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

On June 29, 2023, Jazz filed a Motion to Stay the case, pending resolution of its Motion to Dismiss. Briefing on that Motion to Stay closed on August 10, 2023. On March 13, 2024, Jazz filed a Supplemental Motion to Stay, pending the resolution of the post-trial briefing and any appeals from the February Patent Trial. On May 24, 2024, the Court denied Jazz’s Motions to Stay. On June 7, 2024, Jazz filed a Motion for Reargument or in the Alternative to Certify an Appeal. Avadel filed its opposition brief on June 28, 2024. Jazz filed its reply brief on July 12, 2024. Jazz’s motion remains pending.

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

On March 19, 2024, Jazz filed a Motion to Stay, pending the resolution of the post-trial briefing and any appeals from the February Patent Trial. On May 24, 2024, the Court denied Jazz’s Motions to Stay.

On May 10, 2024, the Court issued a scheduling order establishing timing for litigation events including i) completion of fact discovery by August 9, 2024, ii) a deadline for case dispositive motions of May 30, 2025, and iii) a 5-day jury trial beginning December 15, 2025. On June 11, 2024, the Court entered a stipulation by the parties extending certain case deadlines, including i) extending close of fact discovery to November 1, 2024 and ii) dispositive motions to July 18, 2025.

On July 3, 2024, Jazz filed an Amended Answer to the Avadel Complaint. The Amended Answer generally denies the allegations set forth in the Avadel Complaint and includes various affirmative defenses.

Jazz’s Administrative Procedure Act Complaint

On June 22, 2023, Jazz filed an Administrative Procedure Act suit against the FDA, the U.S. Department of Health and Human Services, the Secretary of Health and Human Services and the Commissioner of Food and Drugs (the “Federal Defendants”) in the United States District Court for the District of Columbia (the “DC Court”) related to the NDA for LUMRYZ. This suit alleges that the FDA’s approval of LUMRYZ was an unlawful agency action and asks the DC Court to set aside FDA’s approval of LUMRYZ. On June 28, 2023, the DC Court granted Avadel CNS’s unopposed motion to intervene in the case to defend the FDA’s decision. On August 14, 2023, the Court entered a scheduling order establishing timing for litigation events including early summary judgment briefing closing December 22, 2023. On September 22, 2023, Jazz filed its Motion for Summary Judgment. On October 20, 2023, the FDA and Avadel filed their Cross Motions for Summary Judgment. Briefing on the parties’ motions closed January 4, 2024. On February 14, 2024, the Court set hearing for oral argument on the parties’ motions for February 27, 2024. On February 21, 2024, the Court rescheduled the oral argument to April 9, 2024. On April 2, 2024, the Court rescheduled the oral argument to May 10, 2024. On May 10, 2024, the Court heard oral argument on the parties’ motions. The motions remain pending.

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

At the 2024 SLEEP meeting, Avadel presented 11 posters, including 6 post-hoc analyses from the REST-ON trial, evaluating efficacy as a function of age and gender. New data were presented from the RESTORE end-of-study questionnaire, showing the positive impact that LUMRYZ had for participants switching from twice-nightly oxybates, as well as in vitro data showing comparable drug dissolution with diluents other than water for mixing, and a human factors study demonstrating that patients can reliably follow the Instructions for Use. A discrete choice experiment among caregivers of patients with narcolepsy showed preference for once-nightly dosing as a primary driver of treatment choice and a social listening analysis underscored the myriad challenges that people with narcolepsy face.

We believe LUMRYZ has the potential to demonstrate improved dosing compliance, safety, and patient satisfaction over other treatment options for cataplexy or EDS in patients with narcolepsy.

Avadel has initiated a Phase 3 pivotal trial in Idiopathic Hypersomnia (“IH”), REVITALYZ, which is a double-blind, placebo-controlled, randomized withdrawal, multicenter Phase 3 study designed to evaluate the efficacy and safety of LUMRYZ given as a once-at-bedtime dose, in IH. The study will enroll approximately 150 adults who are diagnosed with IH and includes an open label extension portion.

The primary objective of REVITALYZ is to demonstrate reduction in daytime sleepiness as measured by the primary endpoint, change in total score of the Epworth Sleepiness Scale at Week 14. Secondary endpoints will evaluate the effect of LUMRYZ on additional efficacy parameters including patient and clinician impression of change, idiopathic hypersomnia severity, and a measure of the functional outcomes of sleep.

Ordinary Shares

Effective April 15, 2024, our ordinary shares were listed directly on the Nasdaq Stock Market. We caused a mandatory exchange of our ADSs for the underlying ordinary shares on a one-for-one basis. Accordingly, the BNY Mellon, as Depositary for the ADSs, issued a notice of termination of its ADR Program of ADSs to the registered holders of ADSs according to the requirements under the Deposit Agreement among the Company, BNY Mellon and holders of ADSs. The Deposit Agreement terminated on July 15, 2024.

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

Financial Highlights

Highlights of our consolidated results for the three and six months ended June 30, 2024 are as follows:

•Net product revenue was $41,504 and $68,682 during the three and six months ended June 30, 2024, respectively, compared to net product revenue of $1,496 for the three and six months ended June 30, 2023. LUMRYZ was approved by the FDA on May 1, 2023 and we began shipping product to our customers in June 2023.

•Operating loss was $12,741 and $38,776 for the three and six months ended June 30, 2024, respectively, compared to operating loss of $49,541 and $77,839 for the three and six months ended June 30, 2023, respectively. Selling, general and administrative expenses increased $24,783 during the six months ended June 30, 2024 compared to the six months ended June 30, 2023, driven by increased headcount and costs associated with the commercial launch of LUMRYZ and higher legal fees. Research and development expenses decreased $934 during the six months ended June 30, 2024, compared to the six months ended June 30, 2023 due to lower pre-commercial related expenses, offset by new clinical work to evaluate the efficacy and safety of LUMRYZ given as a once-at-bedtime dose in IH.

•Net loss was $13,822 and $41,164 for the three and six months ended June 30, 2024, respectively, compared to net loss of $64,432 and $95,216 in the same periods last year, respectively.

•Diluted net loss per share was $0.14 and $0.44 for the three and six months ended June 30, 2024, respectively, compared to diluted net loss per share of $0.83 and $1.35 in the same periods last year, respectively.

•Cash, cash equivalents and marketable securities decreased $33,729 to $71,382 at June 30, 2024 from $105,111 at December 31, 2023. The decrease in cash during the six months ended June 30, 2024 was driven primarily by net cash used in operating activities of $47,890, offset by net proceeds of $9,250 from the sale of ADSs under the ADS Sales Agreement $4,663 of proceeds from stock option exercises and employee share purchase plan issuances.

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

Our significant accounting policies are described in Note 1 of the audited consolidated financial statements included in our Annual Report on Form 10-K. The SEC suggests companies provide additional disclosure on those accounting policies considered most critical. The SEC considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgments and estimates on the part of management in its application. Our estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, see the “Critical Accounting Estimates” section of the Management’s Discussion & Analysis in our Annual Report on Form 10-K filed with the SEC on February 29, 2024.

Results of Operations

The following is a summary of our financial results (in thousands, except per share amounts) for the three months ended June 30, 2024 and 2023, respectively:

	Three Months Ended June 30,		Change
			2024 vs. 2023
Comparative Statements of Loss	2024	2023	$	%

Net product revenue	$41,504	$1,496	$40,008	2,674.3%
Cost of products sold	2,788	36	2,752	7,644.4%
Gross profit	38,716	1,460	37,256	2,551.8%
Operating expenses:
Research and development expenses	4,051	4,223	(172)	(4.1)%
Selling, general and administrative expenses	47,406	46,778	628	1.3%
Total operating expense	51,457	51,001	456	0.9%
Operating loss	(12,741)	(49,541)	36,800	(74.3)%
Investment and other income, net	1,126	623	503	80.7%
Interest expense	(2,716)	(2,295)	(421)	18.3%
Loss on extinguishment of debt	—	(13,129)	13,129	(100.0)%
Loss before income taxes	(14,331)	(64,342)	50,011	(77.7)%
Income tax (benefit) provision	(509)	90	(599)	(665.6)%
Net loss	$(13,822)	$(64,432)	$50,610	(78.5)%
Net loss per share - diluted	$(0.14)	$(0.83)	$0.69	(83.1)%

The following is a summary of our financial results (in thousands, except per share amounts) for the six months ended June 30, 2024 and 2023, respectively:

	Six Months Ended June 30,		Change
			2024 vs. 2023
Comparative Statements of Loss	2024	2023	$	%

Net product revenue	$68,682	$1,496	$67,186	4,491.0%
Cost of products sold	4,310	36	4,274	11,872.2%
Gross profit	64,372	1,460	62,912	4,309.0%
Operating expenses:
Research and development expenses	7,119	8,053	(934)	(11.6)%
Selling, general and administrative expenses	96,029	71,246	24,783	34.8%
Total operating expense	103,148	79,299	23,849	30.1%
Operating loss	(38,776)	(77,839)	39,063	(50.2)%
Investment and other income, net	2,504	816	1,688	206.9%
Interest expense	(5,308)	(5,554)	246	(4.4)%
Loss on extinguishment of debt	—	(13,129)	13,129	(100.0)%
Loss before income taxes	(41,580)	(95,706)	54,126	(56.6)%
Income tax benefit	(416)	(490)	74	(15.1)%
Net loss	$(41,164)	$(95,216)	$54,052	(56.8)%
Net loss per share - diluted	$(0.44)	$(1.35)	$0.91	(67.4)%

	Three Months Ended June 30,		Change
			2024 vs. 2023
Gross Profit:	2024	2023	$	%

Net product revenue	$41,504	$1,496	$40,008	2,674.3%
Cost of products sold	2,788	36	2,752	7,644.4%
Gross profit	$38,716	$1,460	$37,256	2,551.8%
Gross profit as a percentage of net product revenue	93.3%	97.6%

Net product revenue increased $40,008 during the three months ended June 30, 2024 as compared to the same period in the prior year. LUMRYZ was approved by the FDA on May 1, 2023 and we began shipping product to our customers in June 2023. Products sold during the three months ended June 30, 2024 and 2023 includes inventory that was expensed as research and development prior to FDA approval.

	Six Months Ended June 30,		Change
			2024 vs. 2023
Gross Profit:	2024	2023	$	%

Net product revenue	$68,682	$1,496	$67,186	4,491.0%
Cost of products sold	4,310	36	4,274	11,872.2%
Gross profit	$64,372	$1,460	$62,912	4,309.0%
Gross profit as a percentage of net product revenue	93.7%	97.6%

Net product revenue increased $67,186 during the six months ended June 30, 2024 as compared to the same period in the prior year. LUMRYZ was approved by the FDA on May 1, 2023 and we began shipping product to our customers in June 2023. Products sold during the six months ended June 30, 2024 and 2023 includes inventory that was expensed as research and development prior to FDA approval.

	Six Months Ended June 30,		Change
			2024 vs. 2023
Research and Development Expenses:	2024	2023	$	%

Research and development expense	$7,119	$8,053	$(934)	(11.6)%

Research and development expenses decreased $934 or 11.6% during the six months ended June 30, 2024 as compared to the same period in the prior year. This decrease was driven by lower pre-commercial related expenses of $3,600, offset by new clinical work during the period of $2,000 and higher compensation costs of $700 due to increased headcount.

	Six Months Ended June 30,		Change
			2024 vs. 2023
Selling, General and Administrative Expenses:	2024	2023	$	%

Selling, general and administrative expenses	$96,029	$71,246	$24,783	34.8%

Selling, general and administrative expenses increased $24,783 or 34.8% during the six months ended June 30, 2024 as compared to the same period in the prior year. This increase was driven by higher compensation costs of $10,400 due to increased headcount, higher costs associated with the commercial launch of LUMRYZ of $8,900, and higher legal fees of $1,800, offset by $1,300 of costs related to financing activities incurred in 2023 that did not recur in the current period. The increase in selling, general and administrative expense for the six months ended June 30, 2024 also includes $5,500 of nonrecurring fees associated with terminating our ADSs.

	Six Months Ended June 30,		Change
			2024 vs. 2023
Investment and Other Income, net:	2024	2023	$	%

Investment and other income, net	$2,504	$816	$1,688	206.9%

Investment and other income, net increased $1,688 or 206.9% during the six months ended June 30, 2024 as compared to the same period in the prior year. This increase was driven by higher net realized gains of approximately $1,200 and higher accrued interest on marketable securities of approximately $200.

	Three and Six Months Ended June 30,		Change
			2024 vs. 2023
Loss on Extinguishment of Debt:	2024	2023	$	%

Loss on extinguishment of debt	$—	$(13,129)	$13,129	(100.0)%

Over the course of April 3 and April 4, 2023, we completed an exchange of $96,188 of our $117,375 4.50% exchangeable senior notes due October 2023 (the “October 2023 Notes”) for $106,268 of a new series of 6.0% exchangeable notes due April 2027 (the “April 2027 Notes”). We accounted for the exchange of the October 2023 Notes for the April 2027 Notes as an extinguishment of $96,188 of our October 2023 Notes. We recorded a loss on the extinguishment of $13,129 as a result of the exchange. On June 26, 2023, and in accordance with the terms of the Indenture, the Company completed the Mandatory Exchange of $106,268 of aggregate principal amount of the April 2027 Notes, which represents all of the April 2027 Notes outstanding under the Indenture. See Note 10: Long-term debt of the audited consolidated financial statements included in our Annual Report on Form 10-K for further details.

Liquidity and Capital Resources

Our cash flows from operating, investing and financing activities, as reflected in the unaudited condensed consolidated statements of cash flows, are summarized in the following table:

	Six Months Ended June 30,		Change
			2024 vs. 2023
Net cash (used in) provided by:	2024	2023	$	%

Operating activities	$(47,890)	$(62,256)	$14,366	23.1%
Investing activities	31,937	(87,842)	119,779	(136.4)%
Financing activities	13,913	125,986	(112,073)	(89.0)%

Operating Activities

Net cash used in operating activities was $47,890 and $62,256 for the six months ended June 30, 2024 and 2023, respectively. Net cash used in operating activities for the six months ended June 30, 2024 was driven by net loss of $41,164 and unfavorable changes in working capital of $17,347, offset by favorable non-cash adjustments of $10,621 driven primarily by share-based compensation expense. For the six months ended June 30, 2023, net cash used in operating activities was driven by net loss of $95,216, offset by favorable changes in working capital of $6,974 and favorable non-cash adjustments of $25,986 due to the loss on extinguishment of debt and share-based compensation expense.

Investing Activities

Net cash provided by investing activities was $31,937 for the six months ended June 30, 2024. Net cash used in investing activities was $87,842 for the six months ended June 30, 2023. Net cash provided by investing activities for the six months ended June 30, 2024 was due to net proceeds received from the excess of sales over purchases of marketable securities of $31,937. Net cash used in investing activities for the six months ended June 30, 2023 was due to net purchases of marketable securities over proceeds received from the excess of sales of $87,842 as a result of investing the proceeds of our financing activities.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2024 of $13,913 was a result of net proceeds of $9,250 from the sale of ADSs under the ADS Sales Agreement and $4,663 of proceeds from stock option exercises and employee share purchase plan issuances. Net cash provided by financing activities for the six months ended June 30, 2023 of $125,986 was a result of net proceeds of $134,151 received in exchange for issuing 12,205 ordinary shares and 4,706 Series B Preferred Shares in the April 3, 2023 public offering and net proceeds from the sale of ADSs under the ADS Sales Agreement of $11,913, offset by payments for the February 2023 Notes of $17,500 and debt issuance costs of $4,357.

Risk Management

The adequacy of our cash resources depends on the outcome of certain business conditions including the cost of our ongoing LUMRYZ commercialization activities, our cost structure, and other factors set forth in “Risk Factors” within Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 29, 2024. We will need to commit substantial resources to support the commercialization of LUMRYZ which could result in future losses or otherwise limit our opportunities or affect our ability to operate our business. Our assumptions concerning the outcome of certain business conditions may prove to be wrong or other factors may adversely affect our business, and as a result we could exhaust or significantly decrease our available cash and marketable securities balances which could, among other things, force us to raise additional funds and/or force us to reduce our expenses, either of which could have a material adverse effect on our business. Additionally, we are unable to estimate the near or long term impacts of inflation, and rising interest rates, which may have a material adverse impact on our business.

We believe our existing cash, cash equivalents and marketable securities, along with cash anticipated from sales of LUMRYZ, provides sufficient capital to meet our operating, royalty obligation and capital requirements for the next twelve months following the date of this Quarterly Report.

Other Matters

Litigation

We are subject to potential liabilities generally incidental to our business arising out of present and future lawsuits and claims related to product liability, personal injury, contract, commercial, intellectual property, tax, employment, compliance and other matters that arise in the ordinary course of business. We accrue for potential liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. At June 30, 2024 and December 31, 2023, there were no contingent liabilities with respect to any litigation, arbitration or administrative or other proceeding that are reasonably likely to have a material adverse effect on our consolidated financial position, results of operations, cash flows or liquidity. For information regarding legal proceedings we are involved in, see Note 11: Commitments and Contingencies - Litigation to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Foreign Exchange Risk

We are exposed to foreign currency exchange risk as the functional currency financial statements of a non-U.S. subsidiary is translated to U.S. dollars. The assets and liabilities of this non-U.S. subsidiary having a functional currency other than the U.S. dollar is translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and at the average exchange rate for the reporting period for revenue and expense accounts. The cumulative foreign currency translation adjustment is recorded as a component of accumulated other comprehensive loss in shareholders’ equity. The reported results of this non-U.S. subsidiary will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. Our primary currency translation exposure is related to one subsidiary that has functional currencies denominated in euro. A 10% strengthening/weakening in the rates used to translate the results of our non-U.S. subsidiaries that have functional currencies denominated in euro as of June 30, 2024 would have had an immaterial impact on net loss for the three and six months ended June 30, 2024.

Transactional exposure arises where transactions occur in currencies other than the functional currency. Transactions in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction. The resulting monetary assets and liabilities are translated into the appropriate functional currency at exchange rates prevailing at the balance sheet date and the resulting gains and losses are reported in investment and other income, net in the consolidated statements of loss. As of June 30, 2024, our primary exposure is to transaction risk related to euro net monetary assets and liabilities held by subsidiaries with a U.S. dollar functional currency. Realized and unrealized foreign exchange gains resulting from transactional exposure were immaterial for the three and six months ended June 30, 2024.

Inflation Risk

Inflation generally affects us by increasing our costs of labor and supplies and the costs of our third parties we rely on for the development, manufacture and supply of our products. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2024. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the near future (especially if inflation rates continue to rise) due to an impact on the costs to conduct clinical trials, the costs to commercially launch LUMRYZ, labor costs we incur to attract and retain qualified personnel, and other operational costs. Inflationary costs could adversely affect our business, financial condition and results of operations.

ITEM 4.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2024.

Other Changes in Internal Controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or 15d-15 that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.    OTHER INFORMATION.

During the three months ended June 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

AVADEL PHARMACEUTICALS PLC
(Registrant)

Date: August 8, 2024	By:	/s/ Gregory J. Divis
Gregory J. Divis
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: August 8, 2024	By:	/s/ Thomas S. McHugh
Thomas S. McHugh
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)