Form 10-Q
period 2024-09-30
AVADEL PHARMACEUTICALS PLC
filed 2024-11-12
CIK 1012477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

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

At November 8, 2024, 96,361,528 ordinary shares, nominal value $0.01 each, of the Company were outstanding.

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

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•Our ability to successfully commercialize LUMRYZ (sodium oxybate) in the United States (“U.S.”) for the treatment of cataplexy or excessive daytime sleepiness (“EDS”) in adults with narcolepsy and in the pediatric narcolepsy population seven years and older;
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

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
AVADEL PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net product revenue	$50,025	$7,014	$118,707	$8,510
Cost of products sold	6,155	117	10,465	153
Gross profit	43,870	6,897	108,242	8,357
Operating expenses:
Research and development expenses	3,803	2,849	10,922	10,902
Selling, general and administrative expenses	40,394	39,158	136,422	110,404
Total operating expense	44,197	42,007	147,344	121,306
Operating loss	(327)	(35,110)	(39,102)	(112,949)
Investment and other income, net	610	903	3,114	1,719
Interest expense	(2,820)	(1,978)	(8,128)	(7,532)
Loss on extinguishment of debt	—	—	—	(13,129)
Loss before income taxes	(2,537)	(36,185)	(44,116)	(131,891)
Income tax provision (benefit)	88	89	(327)	(401)
Net loss	$(2,625)	$(36,274)	$(43,789)	$(131,490)

Net loss per share - basic	$(0.03)	$(0.41)	$(0.46)	$(1.71)
Net loss per share - diluted	$(0.03)	$(0.41)	$(0.46)	$(1.71)

Weighted average number of shares outstanding - basic	96,300	89,380	94,720	76,931
Weighted average number of shares outstanding - diluted	96,300	89,380	94,720	76,931

See accompanying notes to unaudited condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net loss	$(2,625)	$(36,274)	$(43,789)	$(131,490)
Other comprehensive income (loss), net of tax:
Foreign currency translation income (loss)	429	(303)	119	(120)
Net other comprehensive (loss) income, net of income tax expense of $0, $0, $0, and $0, respectively	(16)	295	(754)	511
Total other comprehensive income (loss), net of tax	413	(8)	(635)	391
Total comprehensive loss	$(2,212)	$(36,282)	$(44,424)	$(131,099)

See accompanying notes to unaudited condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,582	$31,167
Marketable securities	37,225	73,944
Accounts receivable, net	37,102	12,103
Inventories	16,097	10,380
Prepaid expenses and other current assets	8,252	6,608
Total current assets	127,258	134,202
Property and equipment, net	469	585
Operating lease right-of-use assets	1,930	2,591
Goodwill	16,836	16,836
Other non-current assets	11,760	10,484
Total assets	$158,253	$164,698

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of operating lease liability	$725	$934
Accounts payable	7,917	11,433
Accrued expenses	33,907	24,227
Other current liabilities	234	261
Total current liabilities	42,783	36,855
Long-term operating lease liability	1,216	1,690
Royalty financing obligation	34,437	32,760
Other non-current liabilities	5,154	5,654
Total liabilities	83,590	76,959

Shareholders’ equity:
Preferred shares, nominal value of $0.01 per share; 50,000 shares authorized; zero issued and outstanding at September 30, 2024 and 5,194 issued and outstanding at December 31, 2023	—	52
Ordinary shares, nominal value of $0.01 per share; 500,000 shares authorized; 96,338 issued and outstanding at September 30, 2024 and 89,825 issued and outstanding at December 31, 2023	963	898
Additional paid-in capital	886,787	855,452
Accumulated deficit	(789,285)	(745,496)
Accumulated other comprehensive loss	(23,802)	(23,167)
Total shareholders’ equity	74,663	87,739
Total liabilities and shareholders’ equity	$158,253	$164,698
 See accompanying notes to unaudited condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Ordinary shares		Preferred shares		Additional	Accumulated	Accumulated other comprehensive	Total shareholders’
	Shares	Amount	Shares	Amount	paid-in capital	deficit	loss	equity
Balance, December 31, 2023	89,825	$898	5,194	$52	$855,452	$(745,496)	$(23,167)	$87,739
Net loss	—	—	—	—	—	(27,342)	—	(27,342)
Other comprehensive loss	—	—	—	—	—	—	(589)	(589)
Issuance of common stock under at-the-market offering program, net of issuance costs	640	6	—	—	9,244	—	—	9,250
Amortization of deferred issuance costs	—	—	—	—	(3)	—	—	(3)
Conversion of preferred stock into ordinary shares	5,194	52	(5,194)	(52)	—	—	—	—
Exercise of stock options	390	3	—	—	3,353	—	—	3,356
Employee share purchase plan share issuance	48	1	—	—	583	—	—	584
Share-based compensation expense	—	—	—	—	5,389	—	—	5,389
Balance, March 31, 2024	96,097	$960	—	$—	$874,018	$(772,838)	$(23,756)	$78,384
Net loss	—	—	—	—	—	(13,822)	—	(13,822)
Other comprehensive income	—	—	—	—	—	—	(459)	(459)
Exercise of stock options	107	1	—	—	722	—	—	723
Share-based compensation expense	—	—	—	—	5,462	—	—	5,462
Balance, June 30, 2024	96,204	$961	—	$—	$880,202	$(786,660)	$(24,215)	$70,288
Net loss	—	—	—	—	—	(2,625)	—	(2,625)
Other comprehensive income	—	—	—	—	—	—	413	413
Exercise of stock options	69	1	—	—	399	—	—	400
Employee share purchase plan share issuance	65	1	—	—	776	—	—	777
Share-based compensation expense	—	—	—	—	5,410	—	—	5,410
Balance, September 30, 2024	96,338	$963	—	$—	$886,787	$(789,285)	$(23,802)	$74,663

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

AVADEL PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023

Cash flows from operating activities:
Net loss	$(43,789)	$(131,490)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,013	1,784
Amortization of debt discount and debt issuance costs	—	2,796
Share-based compensation expense	16,261	12,293
Loss on extinguishment of debt	—	13,129
Other adjustments	(1,052)	(349)
Net changes in assets and liabilities
Accounts receivable	(24,999)	(6,239)
Inventories	(5,255)	(5,286)
Prepaid expenses and other current assets	(1,615)	(3,203)
Accounts payable & other current liabilities	(3,516)	3,837
Accrued expenses	9,680	10,621
Other assets and liabilities	(2,508)	1,625
Net cash used in operating activities	(54,780)	(100,482)

Cash flows from investing activities:
Proceeds from sales of marketable securities	298,829	125,498
Purchases of marketable securities	(261,962)	(203,519)
Net cash provided by (used in) investing activities	36,867	(78,021)

Cash flows from financing activities:
Proceeds from April 2023 public offering, net of issuance costs	—	134,149
Payments for February 2023 Notes	—	(17,500)
Payments for debt issuance costs	—	(4,357)
Proceeds from royalty purchase agreement	—	30,000
Proceeds from issuance of shares off the at-the-market offering program	9,250	11,913
Proceeds from stock option exercises and employee share purchase plan	5,840	2,241
Net cash provided by financing activities	15,090	156,446

Effect of foreign currency exchange rate changes on cash and cash equivalents	238	(113)

Net change in cash and cash equivalents	(2,585)	(22,170)
Cash and cash equivalents at January 1,	31,167	73,981
Cash and cash equivalents at September 30,	$28,582	$51,811

Supplemental disclosures of cash flow information:
Interest paid	$3,305	$4,520
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

LUMRYZ is an extended-release formulation of sodium oxybate indicated to be taken once at bedtime for the treatment of cataplexy or excessive daytime sleepiness (“EDS”) in adults with narcolepsy and in the pediatric narcolepsy population seven years and older.

LUMRYZ was approved by the U.S. Food and Drug Administration (“FDA”) on May 1, 2023 for the treatment of cataplexy or EDS in adults with narcolepsy. The FDA also granted Orphan Drug Exclusivity (“ODE”) to LUMRYZ for treatment of cataplexy or EDS in adults with narcolepsy for a period of seven years until May 1, 2030. In June 2023, the Company commercially launched LUMRYZ in the U.S for the treatment of cataplexy or EDS in adults living with narcolepsy. LUMRYZ was approved by the FDA for use in the treatment of cataplexy or EDS in the pediatric narcolepsy population seven years and older on October 16, 2024, and was granted ODE through October 16, 2031.

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

At-the-Market Offering Program

On May 8, 2024, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC (“Jefferies”) pursuant to which the Company may offer and sell its ordinary shares, from time to time, with respect to an at-the-market offering program (“ATM Program”) under which Jefferies will act as sales agent. The Sales Agreement provides that Jefferies will be entitled to aggregate compensation for its services of an amount up to 3.0% of the gross proceeds of any ordinary shares sold through Jefferies under the Sales Agreement. The Sales Agreement replaces the Company’s previous Open Market Sale AgreementSM with Jefferies, dated February 4, 2020 (the “ADS Sales Agreement”), which provided for the sale of ADSs by the Company. The Company terminated the ADS Sales Agreement upon effectiveness of the Sales Agreement following the mandatory exchange of the ADSs and the direct listing of the ordinary shares on the Nasdaq Stock Market on April 15, 2024.

The ordinary shares will be offered and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-267198), filed with the SEC on August 31, 2022, as amended, and declared effective by the SEC on September 12, 2022, as supplemented by the prospectus supplement dated May 8, 2024 (the “Prospectus Supplement”). The Company may offer and sell ordinary shares having an aggregate offering price of up to $100,000 under the Prospectus Supplement.

Prior to termination, the Company issued and sold 640 ordinary shares pursuant to the ADS Sales Agreement during the three months ended March 31, 2024, resulting in net proceeds to the Company of approximately $9,250. The Company has not issued or sold ordinary shares pursuant to the ADS Sales Agreement or the Sales Agreement subsequent to March 31, 2024.

Preferred Shares

In March 2024, 5,194 Series A Non-Voting Convertible Preferred Shares and Series B Non-Voting Convertible Preferred Shares (“Series B Preferred Shares”) were converted to 5,194 ordinary shares at the option of the holders. Accordingly, there were no preferred shares issued and outstanding at September 30, 2024.

Basis of Presentation. The unaudited condensed consolidated balance sheet as of September 30, 2024 and the interim unaudited condensed consolidated financial statements presented herein, have been prepared in accordance with U.S. GAAP, the requirements of Form 10-Q and Article 10 of Regulation S-X and, consequently, do not include all information or footnotes required by U.S. GAAP for complete financial statements or all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and footnotes included in the Annual Report on Form 10-K.

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

NOTE 2: Revenue Recognition

The Company’s source of net product revenue during the three and nine months ended September 30, 2024 and 2023 consists solely of sales of LUMRYZ in the U.S.

For the three and nine months ended September 30, 2024 and 2023, three customers accounted for 100% of sales. The following table presents a summary of the percentage of total gross sales to customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
Sales by Customer:	2024	2023	2024	2023

Caremark	43%	41%	46%	41%
Accredo	39%	38%	37%	38%
Optum	18%	21%	17%	21%

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

The following table summarizes the financial instruments measured at fair value on a recurring basis classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the accompanying unaudited condensed consolidated balance sheets:

	As of September 30, 2024			As of December 31, 2023
Fair Value Measurements:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Marketable securities (see Note 4)
Government securities - U.S.	$37,225	$—	$—	$73,944	$—	$—
Total assets	$37,225	$—	$—	$73,944	$—	$—

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. During the periods ended September 30, 2024 and December 31, 2023, there were no transfers in and out of Level 3. During the three and nine months ended September 30, 2024 and 2023, the Company did not recognize any allowances for credit losses.

Some of the Company’s financial instruments, such as cash and cash equivalents, accounts receivable and accounts payable, are reflected in the unaudited condensed consolidated balance sheets at carrying value, which approximates fair value due to their short-term nature.

Royalty Financing Obligation

As of September 30, 2024, the carrying value of the royalty financing obligation under the Royalty Purchase Agreement (“RPA”) approximated its fair value and was measured using the estimates of forecasted net product revenue based on current contractual and statutory requirements, specific known market events and trends, industry data, historical trends, current and expected patient demand and forecasted customer buying and payment patterns (Level 3 inputs). See Note 6: Royalty Financing Obligation for additional information regarding the Company’s royalty financing obligation.

NOTE 4: Marketable Securities

The Company has investments in available-for-sale debt securities which are recorded at fair market value. The change in the fair value of available-for-sale debt investments is recorded as accumulated other comprehensive loss in shareholders’ equity, net of income tax effects. As of September 30, 2024, the Company considered any decreases in fair value on its marketable securities to be driven by factors other than credit risk, including market risk.

The following tables show the Company’s available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category as of September 30, 2024 and December 31, 2023:

	September 30, 2024
Marketable Securities:	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value

Government securities - U.S.	$37,025	$200	$—	$37,225
Total	$37,025	$200	$—	$37,225

	December 31, 2023
Marketable Securities:	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value

Government securities - U.S.	$72,990	$954	$—	$73,944
Total	$72,990	$954	$—	$73,944

The Company determines realized gains or losses on the sale of marketable securities on a specific identification method. The Company reflects these gains and losses as a component of investment and other income, net in the accompanying unaudited condensed consolidated statements of loss.

The Company recognized gross realized gains of $331 and no gross realized losses for three months ended September 30, 2024. The Company recognized gross realized gains of $1,438 and no gross realized losses for the nine months ended September 30, 2024.

The Company recognized gross realized gains of $268 and gross realized losses of $283 for the three months ended September 30, 2023. The Company recognized gross realized gains of $269 and gross realized losses of $344 for the nine months ended September 30, 2023.

The following table summarizes the estimated fair value of the Company’s investments in marketable debt securities, accounted for as available-for-sale debt securities and classified by the contractual maturity date of the securities as of September 30, 2024:

	Maturities
Marketable Debt Securities:	Less than 1 Year	1-5 Years	5-10 Years	Greater than 10 Years	Total

Government securities - U.S.	$37,225	$—	$—	$—	$37,225
Total	$37,225	$—	$—	$—	$37,225

The Company has classified its investment in available-for-sale marketable debt securities as current assets in the unaudited condensed consolidated balance sheets as the securities need to be available for use, if required, to fund current operations. There are no restrictions on the sale of any securities in the Company’s investment portfolio.

NOTE 5: Inventories

The principal categories of inventories were comprised of the following:

Inventory:	September 30, 2024	December 31, 2023

Raw materials and supplies	$4,048	$5,291
Work in process	3,117	2,037
Finished goods	8,932	3,052
Total	$16,097	$10,380

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
NOTE 6: Royalty Financing Obligation

On March 29, 2023, the Company and Avadel CNS Pharmaceuticals, LLC entered into the RPA with RTW Investments, L.P. (“RTW”) that could provide the Company up to $75,000 of royalty financing in two tranches. The first tranche of $30,000 became available upon satisfaction of certain conditions which included the Company’s first shipment of LUMRYZ. The second tranche became available to use, at the Company’s election, when the Company achieved quarterly net revenue of $25,000 prior to the quarter ending June 30, 2024. The Company allowed the second tranche to expire on August 31, 2024 and paid a one-time commitment fee of $2,000 to RTW in accordance with the terms of the RPA.

On August 1, 2023, the Company received the first tranche of $30,000. The Company is required to make quarterly royalty payments calculated as 3.75% of worldwide net product revenue of LUMRYZ, up to a total payback of $75,000.

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

The Company imputes interest using the effective interest method and records interest expense based on the unamortized royalty financing obligation. The Company’s estimate of the interest rate under the RPA is based primarily on forecasted net revenue and the calculated amounts and timing of net royalty payments to reach the total payback of $75,000. As of September 30, 2024 and December 31, 2023 the effective interest rate is estimated as 30.4%. The Company will account for changes in the imputed interest rate resulting from changes in forecasted net product revenue using the prospective method.

The following table shows the activity within the royalty financing obligation account:

Royalty Financing Obligation:	September 30, 2024	December 31, 2023
Royalty financing obligation – beginning balance	$33,490	$—
Receipt of the first tranche of the royalty financing obligation	—	30,000
Accretion of imputed interest expense on royalty financing obligation	8,128	3,743
Less: royalty payments made to RTW	(3,305)	(253)
Less: one-time payment for expiration of second tranche	(2,000)	—
Royalty financing obligation – ending balance	36,313	33,490
Less: royalty payable to RTW classified within accrued expenses	(1,876)	(730)
Royalty financing obligation, non-current	$34,437	$32,760

The accretion of imputed interest expense is reflected as interest expense in the unaudited condensed consolidated statements of loss. For the three months ended September 30, 2024 and 2023, the total interest expense related to the royalty financing obligation was $2,820 and $1,404, respectively. For the nine months ended September 30, 2024 and 2023, the total interest expense related to the royalty financing obligation was $8,128 and $1,404, respectively.

NOTE 7: Income Taxes

The income tax provision was $88 for the three months ended September 30, 2024 resulting in an effective tax rate of (3.5)%. The income tax provision was $89 for the three months ended September 30, 2023 resulting in an effective tax rate of (0.2)%.

The income tax benefit was $327 for the nine months ended September 30, 2024 resulting in an effective tax rate of 0.7%. The income tax benefit was $401 for the nine months ended September 30, 2023 resulting in an effective tax rate of 0.3%. The change in the effective income tax rate for the nine months ended September 30, 2024, as compared to the prior period in 2023, is primarily driven by the release of uncertain tax positions due to the expiration of their statute of limitations in the current period compared to a state tax refund received during the first quarter of the prior period.

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

NOTE 8: Other Assets and Liabilities

Various other assets and liabilities are summarized as follows:

Prepaid Expenses and Other Current Assets:	September 30, 2024	December 31, 2023

Prepaid and other expenses	$6,306	$4,373
Other	1,946	2,235
Total	$8,252	$6,608

Other Non-Current Assets:	September 30, 2024	December 31, 2023

Right of use assets at contract manufacturing organizations	$11,361	$9,905
Other	399	579
Total	$11,760	$10,484

Accrued Expenses:	September 30, 2024	December 31, 2023

Accrued professional fees	$14,694	$11,961
Reserves for variable consideration	11,599	4,044
Accrued compensation	5,738	7,492
Royalty payable to RTW	1,876	730
Total	$33,907	$24,227

Other Non-Current Liabilities:	September 30, 2024	December 31, 2023

Tax liabilities	$5,068	$5,407
Other	86	247
Total	$5,154	$5,654

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

The Company had a choice to settle the conversion obligations under the 2023 Notes in cash, shares or any combination of the two. The Company utilized the if-converted method to reflect the impact of the conversion of the 2023 Notes, unless the result was anti-dilutive. This method assumed the conversion of the 2023 Notes into shares of the Company’s ordinary shares and reflected the elimination of the interest expense related to the 2023 Notes. The Company had no 2023 Notes remaining as of December 31, 2023. See Note 10: Long-term debt of the audited consolidated financial statements included in our Annual Report on Form 10-K for further details.

The dilutive effect of the stock options, restricted share awards, preferred shares and ordinary shares expected to be issued under the Company’s ESPP has been calculated using the treasury stock method.

A reconciliation of basic and diluted net loss per share, together with the related shares outstanding in thousands is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Loss Per Share:	2024	2023	2024	2023

Net loss	$(2,625)	$(36,274)	$(43,789)	$(131,490)

Weighted average shares:
Basic shares	96,300	89,380	94,720	76,931
Effect of dilutive securities—employee and director equity awards outstanding, preferred shares and 2023 Notes	—	—	—	—
Diluted shares	96,300	89,380	94,720	76,931

Net loss per share - basic	$(0.03)	$(0.41)	$(0.46)	$(1.71)
Net loss per share - diluted	$(0.03)	$(0.41)	$(0.46)	$(1.71)

Potential ordinary shares of 1,437 and 2,509 were excluded from the calculation of weighted average shares for the three months ended September 30, 2024 and 2023, respectively, and 1,168 and 5,336 were excluded from the calculation of weighted average shares for the nine months ended September 30, 2024 and 2023, respectively, because their effect was considered to be anti-dilutive or they were related to shares from performance share unit awards for which the contingent vesting condition had not been achieved. For the three and nine months ended September 30, 2024 and 2023, the effects of dilutive securities were entirely excluded from the calculation of net loss per share as a net loss was reported in these periods.

NOTE 10: Comprehensive Loss

The following table shows the components of accumulated other comprehensive loss, net of tax effects:

	Three Months Ended September 30,		Nine Months Ended September 30,
Accumulated Other Comprehensive Loss:	2024	2023	2024	2023

Foreign currency translation adjustment:
Beginning balance	$(24,431)	$(24,269)	$(24,121)	$(24,452)
Net other comprehensive income (loss)	429	(303)	119	(120)
Balance at September 30,	$(24,002)	$(24,572)	$(24,002)	$(24,572)

Unrealized gain (loss) on marketable debt securities, net
Beginning balance	$216	$(1,674)	$954	$(1,890)
Net other comprehensive (loss) income, net of income tax expense of $0, $0, $0, and $0 respectively	(16)	295	(754)	511
Balance at September 30,	$200	$(1,379)	$200	$(1,379)
Accumulated other comprehensive loss at September 30,	$(23,802)	$(25,951)	$(23,802)	$(25,951)

The effect on the Company’s unaudited condensed consolidated financial statements of amounts reclassified out of accumulated other comprehensive loss was immaterial for all periods presented.

NOTE 11: Commitments and Contingencies

Litigation

The Company is subject to potential liabilities generally incidental to its business arising out of present and future lawsuits and claims related to product liability, personal injury, contract, commercial, intellectual property, tax, employment, compliance and other matters that arise in the ordinary course of business. The Company accrues for potential liabilities when it is probable that future costs (including contingent fees and expenses) will be incurred and such costs can be reasonably estimated. At September 30, 2024 and December 31, 2023, there were no contingent liabilities with respect to any litigation, arbitration or administrative or other proceeding that are reasonably likely to have a material adverse effect on the Company’s consolidated financial position, results of operations, cash flows or liquidity.

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

On November 30, 2023, the parties filed cross motions for summary judgment. The parties filed opposition briefs on December 15, 2023. The parties filed reply briefs on December 22, 2023. On February 14, 2024, the Court denied the parties’ summary judgment motions. On February 15, 2024, the Court held its Pretrial Conference. Trial was held from February 26, 2024 to March 1, 2024 (the “February Patent Trial”). On March 4, 2024, the jury returned a verdict of no infringement for U.S. Patent No. 10758488 and infringement of U.S. Patent No. 11147782, with damages of $234, which are included in the unaudited condensed consolidated balance sheets in accrued expenses at September 30, 2024.

On March 19, 2024, the Court issued a Supplemental Scheduling Order setting a June 4, 2024 hearing on Jazz’s request for a permanent injunction or ongoing royalty. Briefing on Jazz’s request closed on May 20, 2024, and the hearing was held June 4, 2024. On August 27, 2024, the Court issued an opinion and order enjoining Avadel from infringing claim 24 of U.S. Patent No. 11147782. That injunction excluded certain categories of conduct, including permitting Avadel to continue making, using and selling LUMRYZ for the treatment of narcolepsy and for use in ongoing clinical trials and studies. The August 27, 2024 opinion and order also granted Jazz’s motion for an ongoing royalty, pending additional briefing on the appropriate royalty rate. That briefing closed on September 23, 2024. While a future ongoing royalty is pending briefing and a decision by the Court, the Company recorded an estimated liability for a royalty based on information available as of September 30, 2024. It is reasonably possible that a change in the estimate may occur pending the Court’s decision on the appropriate royalty rate. On August 28, 2024, Avadel filed a notice of appeal concerning the August 27, 2024 injunction (the “Patent Appeal”). On September 3, 2024, Avadel moved in District Court to stay the August 27, 2024 injunction pending appeal. Briefing on that motion closed on September 16, 2024. On September 24, 2024, the District Court denied Avadel’s motion to stay the injunction pending appeal.

On September 6, 2024, Avadel moved in the U.S. Court of Appeals for the Federal Circuit to stay the injunction pending appeal. Briefing on that motion closed on September 27, 2024. On October 2, 2024, the Federal Circuit granted Avadel’s motion in part, staying the injunction with respect to Avadel’s initiating new clinical trials or studies.

On September 10, 2024, the Federal Circuit entered a briefing schedule concerning the Patent Appeal. On September 30, 2024, Avadel filed its opening brief. Jazz filed its response brief November 7, 2024. Avadel’s reply brief is due November 18, 2024. On October 2, 2024, the Federal Circuit placed the Patent Appeal on the February 2025 oral argument calendar.

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

On June 29, 2023, Jazz filed a Motion to Stay the case, pending resolution of its Motion to Dismiss. Briefing on that Motion to Stay closed on August 10, 2023. On March 13, 2024, Jazz filed a Supplemental Motion to Stay, pending the resolution of the post-trial briefing and any appeals from the February Patent Trial. On May 24, 2024, the Court denied Jazz’s Motions to Stay. On June 7, 2024, Jazz filed a Motion for Reargument or in the Alternative to Certify an Appeal. Avadel filed its opposition brief on June 28, 2024. Jazz filed its reply brief on July 12, 2024. On September 25, 2024, Jazz sought leave to file a supplemental brief in support of its Motion to Stay. On October 4, 2024 the Court granted leave to Jazz to file its supplemental brief, which Jazz filed on October 7, 2024. Avadel filed its response on October 21, 2024, and Jazz subsequently filed its reply on October 28, 2024. Jazz’s motion remains pending.

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

On September 6, 2024, Avadel and Jazz stipulated to stay proceedings pending the resolution of the Patent Appeal above, which the Court entered on September 9, 2024.

Jazz’s Administrative Procedure Act Complaint

On June 22, 2023, Jazz filed an Administrative Procedure Act suit against the FDA, the U.S. Department of Health and Human Services, the Secretary of Health and Human Services and the Commissioner of Food and Drugs (the “Federal Defendants”) in the United States District Court for the District of Columbia (the “DC Court”) related to the NDA for LUMRYZ. This suit alleges that the FDA’s approval of LUMRYZ was an unlawful agency action and asks the DC Court to set aside FDA’s approval of LUMRYZ. On June 28, 2023, the DC Court granted Avadel CNS’s unopposed motion to intervene in the case to defend the FDA’s decision. On August 14, 2023, the DC Court entered a scheduling order establishing timing for litigation events including early summary judgment briefing closing December 22, 2023. On September 22, 2023, Jazz filed its Motion for Summary Judgment. On October 20, 2023, the FDA and Avadel filed their Cross Motions for Summary Judgment. Briefing on the parties’ motions closed January 4, 2024. On February 14, 2024, the DC Court set a hearing for oral argument on the parties’ motions for February 27, 2024. On February 21, 2024, the DC Court rescheduled the oral argument to April 9, 2024. On April 2, 2024, the DC Court rescheduled the oral argument to May 10, 2024. On May 10, 2024, the DC Court heard oral arguments on the parties’ motions. On October 30, 2024, the DC Court granted FDA and Avadel’s Motions for Summary Judgment with respect to the sole count in Jazz’s complaint and denied Jazz’s Motion for Summary Judgment regarding the same.

Material Commitments

Other than commitments disclosed in Note 14: Contingent Liabilities and Commitments to the Company's consolidated financial statements included in the Annual Report on Form 10-K, there were no other material commitments outside of the normal course of business.

NOTE 12: Subsequent Events

LUMRYZ was approved by the FDA for use in the treatment of cataplexy or EDS in the pediatric narcolepsy population seven years and older on October 16, 2024, and was granted ODE through October 16, 2031.

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

Overview

General Overview

Avadel Pharmaceuticals plc (Nasdaq: AVDL) (“Avadel,” the “Company,” “we,” “our,” or “us”) is a biopharmaceutical company. LUMRYZ is an extended-release formulation of sodium oxybate indicated to be taken once at bedtime for the treatment of cataplexy or excessive daytime sleepiness (“EDS”) in adults with narcolepsy and in the pediatric narcolepsy population seven years and older.

As of the date of this Quarterly Report, LUMRYZ is the only commercialized product in our portfolio. We continue to evaluate opportunities to expand our product portfolio.

LUMRYZ

LUMRYZ was approved by the FDA on May 1, 2023 for the treatment of cataplexy or EDS in adults with narcolepsy. The FDA also granted seven years of Orphan Drug Exclusivity (“ODE”) to LUMRYZ for the treatment of cataplexy or EDS in adults with narcolepsy due to a finding of clinical superiority of LUMRYZ relative to currently marketed oxybate treatments. In particular, the FDA found that LUMRYZ makes a major contribution to patient care over currently marketed, twice-nightly oxybate treatments by providing a once-nightly dosing regimen that avoids nocturnal arousal to take a second dose. The orphan exclusivity will continue until May 1, 2030. In June 2023, we announced the U.S. commercial launch of LUMRYZ for the treatment of cataplexy or EDS in adults living with narcolepsy. LUMRYZ was approved by the FDA for use in the treatment of cataplexy or EDS in the pediatric narcolepsy population seven years and older on October 16, 2024, and was granted ODE through October 16, 2031.

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

Avadel has initiated a Phase 3 pivotal trial in Idiopathic Hypersomnia (“IH”), REVITALYZ, which is a double-blind, placebo-controlled, randomized withdrawal, multicenter Phase 3 study designed to evaluate the efficacy and safety of LUMRYZ given as a once-at-bedtime dose, in IH. The study will enroll approximately 150 adults who are diagnosed with IH. On July 31, 2024, we announced that the first patient was dosed in this study.

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

•Continuing Net Loss from Operations: We have a recent history of generating losses from operations and expect to continue generating losses until revenues from the commercialization of LUMRYZ are sufficient to generate positive cash flow. LUMRYZ is the only commercialized product in our portfolio, and we will incur substantial expenses to continue our commercial launch of LUMRYZ.

Financial Highlights

Highlights of our consolidated results for the three and nine months ended September 30, 2024 are as follows:

•Net product revenue was $50,025 and $118,707 during the three and nine months ended September 30, 2024, respectively, compared to net product revenue of $7,014 and $8,510 for the three and nine months ended September 30, 2023. LUMRYZ was approved by the FDA on May 1, 2023 for the treatment of cataplexy or EDS in adults with narcolepsy and we began shipping product to our customers in June 2023.

•Gross profit was $43,870 and $108,242 during the three and nine months ended September 30, 2024, respectively, compared to gross profit of $6,897 and $8,357 for the three and nine months ended September 30, 2023. Cost of products sold increased during the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023, due to higher sales of LUMRYZ and an estimated ongoing royalty on net product revenue in the current period. Prior period cost of products sold included a greater portion of inventory purchased or produced that was expensed as research and development prior to FDA approval.

•Total operating expense was $44,197 and $147,344 for the three and nine months ended September 30, 2024, respectively, compared to total operating expense of $42,007 and $121,306 for the three and nine months ended September 30, 2023, respectively. Selling, general and administrative expenses increased $1,236 and $26,018 during the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023, driven by increased headcount and costs associated with the commercial launch of LUMRYZ and higher legal costs. Research and development expenses increased $954 during the three months ended September 30, 2024, compared to the three months ended September 30, 2023 due to new clinical work to evaluate the efficacy and safety of LUMRYZ given as a once-at-bedtime dose in IH, offset by lower pre-commercial related expenses.

•Operating loss was $327 and $39,102 for the three and nine months ended September 30, 2024, respectively, compared to operating loss of $35,110 and $112,949 in the same periods last year, respectively.

•Diluted net loss per share was $0.03 and $0.46 for the three and nine months ended September 30, 2024, respectively, compared to diluted net loss per share of $0.41 and $1.71 in the same periods last year, respectively.

•Cash, cash equivalents and marketable securities decreased to $65,807 at September 30, 2024 from $105,111 at December 31, 2023. The $39,304 decrease in cash, cash equivalents and marketable securities during the nine months ended September 30, 2024 was driven primarily by net cash used in operating activities of $54,780, offset by net proceeds of $9,250 from the sale of ADSs under the ADS Sales Agreement and $5,840 of proceeds from stock option exercises and employee share purchase plan issuances.

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

Results of Operations

The following is a summary of our financial results (in thousands, except per share amounts) for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Change
			2024 vs. 2023
Comparative Statements of Loss	2024	2023	$	%

Net product revenue	$50,025	$7,014	$43,011	613.2%
Cost of products sold	6,155	117	6,038	5,160.7%
Gross profit	43,870	6,897	36,973	536.1%
Operating expenses:
Research and development expenses	3,803	2,849	954	33.5%
Selling, general and administrative expenses	40,394	39,158	1,236	3.2%
Total operating expense	44,197	42,007	2,190	5.2%
Operating loss	(327)	(35,110)	34,783	(99.1)%
Investment and other income, net	610	903	(293)	(32.4)%
Interest expense	(2,820)	(1,978)	(842)	42.6%
Loss before income taxes	(2,537)	(36,185)	33,648	(93.0)%
Income tax provision	88	89	(1)	(1.1)%
Net loss	$(2,625)	$(36,274)	$33,649	(92.8)%
Net loss per share - diluted	$(0.03)	$(0.41)	$0.38	(92.7)%

The following is a summary of our financial results (in thousands, except per share amounts) for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,		Change
			2024 vs. 2023
Comparative Statements of Loss	2024	2023	$	%

Net product revenue	$118,707	$8,510	$110,197	1,294.9%
Cost of products sold	10,465	153	10,312	6,739.9%
Gross profit	108,242	8,357	99,885	1,195.2%
Operating expenses:
Research and development expenses	10,922	10,902	20	0.2%
Selling, general and administrative expenses	136,422	110,404	26,018	23.6%
Total operating expense	147,344	121,306	26,038	21.5%
Operating loss	(39,102)	(112,949)	73,847	(65.4)%
Investment and other income, net	3,114	1,719	1,395	81.2%
Interest expense	(8,128)	(7,532)	(596)	7.9%
Loss on extinguishment of debt	—	(13,129)	13,129	(100.0)%
Loss before income taxes	(44,116)	(131,891)	87,775	(66.6)%
Income tax benefit	(327)	(401)	74	(18.5)%
Net loss	$(43,789)	$(131,490)	$87,701	(66.7)%
Net loss per share - diluted	$(0.46)	$(1.71)	$1.25	(73.1)%

	Three Months Ended September 30,		Change
			2024 vs. 2023
Gross Profit:	2024	2023	$	%

Net product revenue	$50,025	$7,014	$43,011	613.2%
Cost of products sold	6,155	117	6,038	5,160.7%
Gross profit	$43,870	$6,897	$36,973	536.1%
Gross profit as a percentage of net product revenue	87.7%	98.3%

Net product revenue increased $43,011 during the three months ended September 30, 2024 as compared to the same period in the prior year. LUMRYZ was approved by the FDA on May 1, 2023 for the treatment of cataplexy or EDS in adults with narcolepsy and we began shipping product to our customers in June 2023. Cost of products sold increased $6,038 during the three months ended September 30, 2024 as compared to the same period in the prior year. The increase in cost of products sold during the period was due to higher sales of LUMRYZ and an estimated ongoing royalty on net product revenue in the current period. Prior period cost of products sold included a greater portion of inventory purchased or produced that was expensed as research and development prior to FDA approval.

	Nine Months Ended September 30,		Change
			2024 vs. 2023
Gross Profit:	2024	2023	$	%

Net product revenue	$118,707	$8,510	$110,197	1,294.9%
Cost of products sold	10,465	153	10,312	6,739.9%
Gross profit	$108,242	$8,357	$99,885	1,195.2%
Gross profit as a percentage of net product revenue	91.2%	98.2%

Net product revenue increased $110,197 during the nine months ended September 30, 2024 as compared to the same period in the prior year. LUMRYZ was approved by the FDA on May 1, 2023 for the treatment of cataplexy or EDS in adults with narcolepsy and we began shipping product to our customers in June 2023. Cost of products sold increased $10,312 during the nine months ended September 30, 2024 as compared to the same period in the prior year. The increase in cost of products sold during the period was due to higher sales of LUMRYZ and an estimated ongoing royalty on net product revenue in the current period. Prior period cost of products sold included more inventory purchased or produced that was expensed as research and development prior to FDA approval.

	Three Months Ended September 30,		Change
			2024 vs. 2023
Research and Development Expenses:	2024	2023	$	%

Research and development expense	$3,803	$2,849	$954	33.5%

Research and development expenses increased $954 or 33.5% during the three months ended September 30, 2024 as compared to the same period in the prior year. This increase was driven by new clinical work during the period of $1,500 and higher compensation costs of $500 due to increased headcount, offset by lower pre-commercial related expenses of $1,000.

	Three Months Ended September 30,		Change
			2024 vs. 2023
Selling, General and Administrative Expenses:	2024	2023	$	%

Selling, general and administrative expenses	$40,394	$39,158	$1,236	3.2%

Selling, general and administrative expenses increased $1,236 or 3.2% during the three months ended September 30, 2024 as compared to the same period in the prior year. This increase was driven by higher compensation costs of $2,700 due to increased headcount and higher costs associated with the commercial launch of LUMRYZ of $600, offset by lower legal costs of $2,300.

	Nine Months Ended September 30,		Change
			2024 vs. 2023
Selling, General and Administrative Expenses:	2024	2023	$	%

Selling, general and administrative expenses	$136,422	$110,404	$26,018	23.6%

Selling, general and administrative expenses increased $26,018 or 23.6% during the nine months ended September 30, 2024 as compared to the same period in the prior year. This increase was driven by higher compensation costs of $13,200 due to increased headcount and higher costs associated with the commercial launch of LUMRYZ of $9,200, offset by $1,300 of costs related to financing activities incurred in 2023 that did not recur in the current period. The increase in selling, general and administrative expense for the nine months ended September 30, 2024 also includes $5,500 of nonrecurring fees associated with terminating our ADSs.

	Three and Nine Months Ended September 30,		Change
			2024 vs. 2023
Loss on Extinguishment of Debt:	2024	2023	$	%

Loss on extinguishment of debt	$—	$(13,129)	$13,129	(100.0)%

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

Liquidity and Capital Resources

Our cash flows from operating, investing and financing activities, as reflected in the unaudited condensed consolidated statements of cash flows, are summarized in the following table:

	Nine Months Ended September 30,		Change
			2024 vs. 2023
Net cash (used in) provided by:	2024	2023	$	%

Operating activities	$(54,780)	$(100,482)	$45,702	45.5%
Investing activities	36,867	(78,021)	114,888	(147.3)%
Financing activities	15,090	156,446	(141,356)	(90.4)%

Operating Activities

Net cash used in operating activities was $54,780 and $100,482 for the nine months ended September 30, 2024 and 2023, respectively. Net cash used in operating activities for the nine months ended September 30, 2024 was driven by net loss of $43,789 and unfavorable changes in working capital of $28,213, offset by favorable non-cash adjustments of $17,222 driven primarily by share-based compensation expense. For the nine months ended September 30, 2023, net cash used in operating activities was driven by net loss of $131,490, offset by favorable non-cash adjustments of $29,653 due to the loss on extinguishment of debt and share-based compensation expense and favorable changes in working capital of $1,355.

Investing Activities

Net cash provided by investing activities was $36,867 for the nine months ended September 30, 2024. Net cash used in investing activities was $78,021 for the nine months ended September 30, 2023. Net cash provided by investing activities for the nine months ended September 30, 2024 was due to net proceeds received from the excess of sales over purchases of marketable securities of $36,867. Net cash used in investing activities for the nine months ended September 30, 2023 was due to net purchases of marketable securities over proceeds received from the excess of sales of $78,021 as a result of investing the proceeds of our financing activities.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024 of $15,090 was a result of net proceeds of $9,250 from the sale of ADSs under the ADS Sales Agreement and $5,840 of proceeds from stock option exercises and employee share purchase plan issuances. Net cash provided by financing activities for the nine months ended September 30, 2023 of $156,446 was a result of net proceeds of $134,149 received in exchange for issuing 12,205 ordinary shares and 4,706 Series B Preferred Shares in the April 3, 2023 public offering, proceeds of $30,000 received for the first tranche of the RPA, and net proceeds from the sale of ADSs under the ADS Sales Agreement of $11,913, offset by payments for the February 2023 Notes of $17,500 and debt issuance costs of $4,357.

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

Other Matters

Litigation

We are subject to potential liabilities generally incidental to our business arising out of present and future lawsuits and claims related to product liability, personal injury, contract, commercial, intellectual property, tax, employment, compliance and other matters that arise in the ordinary course of business. We accrue for potential liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. At September 30, 2024 and December 31, 2023, there were no contingent liabilities with respect to any litigation, arbitration or administrative or other proceeding that are reasonably likely to have a material adverse effect on our consolidated financial position, results of operations, cash flows or liquidity. For information regarding legal proceedings we are involved in, see Note 11: Commitments and Contingencies - Litigation to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Foreign Exchange Risk

We are exposed to foreign currency exchange risk as the functional currency financial statements of a non-U.S. subsidiary is translated to U.S. dollars. The assets and liabilities of this non-U.S. subsidiary having a functional currency other than the U.S. dollar is translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and at the average exchange rate for the reporting period for revenue and expense accounts. The cumulative foreign currency translation adjustment is recorded as a component of accumulated other comprehensive loss in shareholders’ equity. The reported results of this non-U.S. subsidiary will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. Our primary currency translation exposure is related to one subsidiary that has functional currencies denominated in euro. A 10% strengthening/weakening in the rates used to translate the results of our non-U.S. subsidiaries that have functional currencies denominated in euro as of September 30, 2024 would have had an immaterial impact on net loss for the three and nine months ended September 30, 2024.

Transactional exposure arises where transactions occur in currencies other than the functional currency. Transactions in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction. The resulting monetary assets and liabilities are translated into the appropriate functional currency at exchange rates prevailing at the balance sheet date and the resulting gains and losses are reported in investment and other income, net in the unaudited condensed consolidated statements of loss. As of September 30, 2024, our primary exposure is to transaction risk related to euro net monetary assets and liabilities held by subsidiaries with a U.S. dollar functional currency. Realized and unrealized foreign exchange gains resulting from transactional exposure were immaterial for the three and nine months ended September 30, 2024.

Inflation Risk

Inflation generally affects us by increasing our costs of labor and supplies and the costs of our third parties we rely on for the development, manufacture and supply of our products. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2024. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the near future (especially if inflation rates rise) due to an impact on the costs to conduct clinical trials, the costs to commercially launch LUMRYZ, labor costs we incur to attract and retain qualified personnel, and other operational costs. Inflationary costs could adversely affect our business, financial condition and results of operations.

ITEM 4.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2024.

Other Changes in Internal Controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or 15d-15 that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.    OTHER INFORMATION.

During the three months ended September 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

AVADEL PHARMACEUTICALS PLC
(Registrant)

Date: November 12, 2024	By:	/s/ Gregory J. Divis
Gregory J. Divis
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Thomas S. McHugh
Thomas S. McHugh
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)