Form 10-K
period 2024-12-31
AVADEL PHARMACEUTICALS PLC
filed 2025-03-03
CIK 1012477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,342,171,790 based on the closing sale price of the registrant’s ordinary shares as reported by the Nasdaq Global Market on June 28, 2024. Such market value excludes 743,475 ordinary shares, $0.01 per share nominal value held by each officer and director and by shareholders that the registrant concluded were affiliates of the registrant on that date. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

The number of the registrant’s ordinary shares, $0.01 per share nominal value, outstanding as of February 26, 2025 was 96,629,435.

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

Our business is subject to numerous material and other risks and uncertainties, including those described in Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K. The principal risks and uncertainties affecting our business include the following:

•Our business depends heavily on our ability to successfully commercialize LUMRYZ (sodium oxybate), our lead product, in the United States (“U.S.”) and in other jurisdictions where we may obtain marketing approval. There is no assurance that our commercialization efforts with respect to LUMRYZ will be successful or that we will be able to generate revenues at the levels or on the timing we expect, or at levels or on the timing necessary to support our goals.
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
•We incurred a net loss in 2024 and may incur a net loss in 2025; if we are not able to achieve profitability in the future, the value of our ordinary shares may fall.
•We may require additional financing, which may not be available on favorable terms or at all, and which may result in dilution of the equity interest of the holders of our ordinary shares.
•The distribution and sales of LUMRYZ are subject to significant regulatory restrictions, including the requirements of a Risk Evaluation and Mitigation Strategy (“REMS”) and safety reporting requirements, and these regulatory requirements subject us to risks and uncertainties, any of which could negatively impact sales of LUMRYZ.
•Disruptions at the U.S. Food and Drug Administration (“FDA”), the U.S. Drug Enforcement Administration and other government agencies caused by funding shortages, global health concerns or recent changes in administration could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
•We rely, and intend to continue to rely, on a limited number of suppliers for the manufacture and supply of LUMRYZ, and if we experience problems with those suppliers, or they fail to comply with applicable regulatory requirements or to supply sufficient quantities at acceptable quality levels or prices, or at all, our business would be materially and adversely affected.
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
•The price of our ordinary shares has been volatile and may continue to be volatile.

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

This Annual Report on Form 10-K contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•Our ability to successfully commercialize LUMRYZ in the U.S. for the treatment of cataplexy or excessive daytime sleepiness (“EDS”) in patients seven years of age and older with narcolepsy;
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
•Our expectations regarding timing of and our ability to execute the pivotal REVITALYZ trial of LUMRYZ in idiopathic hypersomnia (“IH”);
•Our ability to seek, maintain and receive additional U.S. regulatory approvals as well as commercialize LUMRYZ for indications beyond narcolepsy;
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

NOTE REGARDING TRADEMARKS

We own various trademark registrations and applications, and unregistered trademarks, including, but not limited to, AVADELTM, LUMRYZTM, RYZUPTM, REST-ONTM, RESTORETM and REVITALYZTM. Trade names, trademarks and service marks of other companies appearing in this Annual Report are the property of their respective holders. Solely for convenience, the trademarks and trade names in this Annual Report may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend to use or display other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

From time to time, we may use our website, LinkedIn or our X account (@AvadelPharma) to distribute material information. Our financial and other material information is routinely posted to and accessible on the Investors section of our website, available at www.avadel.com. Investors are encouraged to review the Investors section of our website because we may post material information on that site that is not otherwise disseminated by us. Information that is contained in and can be accessed through our website, our LinkedIn posts or our X posts are not incorporated into, and does not form a part of, this Annual Report.

PART I
Item 1.        Business.
(Dollar amounts in thousands, except per-share amounts, information set forth under Part III, and as otherwise noted)
General Overview

Avadel Pharmaceuticals plc (Nasdaq: AVDL) (“Avadel,” the “Company,” “we,” “our,” or “us”) is a biopharmaceutical company. LUMRYZ is an extended-release formulation of sodium oxybate indicated to be taken once at bedtime for the treatment of cataplexy or EDS in patients seven years of age and older with narcolepsy.

As of the date of this Annual Report, LUMRYZ is the only commercial product in our portfolio. We continue to evaluate opportunities to expand our product portfolio.

LUMRYZ

LUMRYZ was approved by the FDA on May 1, 2023 for the treatment of cataplexy or EDS in adults with narcolepsy. The FDA also granted seven years of Orphan Drug Exclusivity (“ODE”) to LUMRYZ for the treatment of cataplexy or EDS in adults with narcolepsy due to a finding of clinical superiority of LUMRYZ relative to currently marketed oxybate treatments. In particular, the FDA found that LUMRYZ makes a major contribution to patient care over currently marketed, twice-nightly oxybate treatments by providing a once-nightly dosing regimen that avoids nocturnal arousal to take a second dose. The ODE will continue until May 1, 2030. In June 2023, we announced the U.S. commercial launch of LUMRYZ for the treatment of cataplexy or EDS in adults living with narcolepsy. LUMRYZ was approved by the FDA for use in the treatment of cataplexy or EDS in the pediatric narcolepsy population seven years of age and older on October 16, 2024, and was granted ODE for this patient population through October 16, 2031.

The FDA has required implementation of a REMS to help ensure the benefits of the drug outweigh the risks of serious adverse outcomes resulting from inappropriate prescribing, misuse, abuse, and diversion of the same. Under the LUMRYZ REMS, healthcare providers who prescribe the drug must be specially certified, pharmacies that dispense the drug must be specially certified, and the drug must be dispensed only to patients who have enrolled in the LUMRYZ REMS and completed all REMS requirements, including documentation of safe use conditions.

Numerous LUMRYZ-related U.S. patents have been issued having expiration dates spanning from mid-2037 to early-2042, and there are additional patent applications currently in development and/or pending at the U.S. Patent and Trademark Office (“USPTO”), as well as foreign patent offices. We currently have 30 U.S. patents listed for LUMRYZ in FDA’s Orange Book.

With respect to clinical data generated for LUMRYZ, we conducted a Phase 3 clinical trial of LUMRYZ (the “REST-ON trial”), which was a randomized, double-blind, placebo-controlled study that enrolled 212 patients who received at least one dose of LUMRYZ or placebo, and was conducted in clinical sites in the U.S., Canada, Western Europe and Australia. Positive top line data from the REST-ON trial were announced on April 27, 2020. REST-ON trial results have been published by Kushida et al.

Additionally, our open-label extension/switch study of LUMRYZ (“RESTORE”) examined the long-term safety and maintenance of efficacy of LUMRYZ in patients with narcolepsy who participated in the REST-ON trial, as well as dosing and preference data for patients who switched from twice-nightly sodium oxybate to once-at-bedtime LUMRYZ, regardless of whether they participated in the REST-ON trial. In May 2021, inclusion criteria were expanded to allow for oxybate naïve patients to enter the study. The last patient visit occurred in October 2023. RESTORE results for the largest cohort, those who switched from twice-nightly oxybates, have been published, which include the 94% preference for the once-nightly dosing regimen that LUMRYZ provides.

We believe LUMRYZ has the potential to demonstrate improved dosing compliance, safety, and patient satisfaction over other treatment options for cataplexy or EDS in patients seven years of age and older with narcolepsy.

Avadel has initiated a pivotal trial in IH, REVITALYZ, which is a double-blind, placebo-controlled, randomized withdrawal, multicenter Phase 3 study designed to evaluate the efficacy and safety of LUMRYZ, in treating IH. We expect to enroll approximately 150 adults in the study who are diagnosed with IH. On July 31, 2024, we announced that the first patient was dosed in this study.

The primary objective of REVITALYZ is to demonstrate reduction in daytime sleepiness as measured by the primary endpoint, change in total score of the Epworth Sleepiness Scale at week 14. Secondary endpoints will evaluate the effect of LUMRYZ on additional efficacy parameters including patient and clinician global impression of change, IH severity, and a measure of the functional outcomes of sleep.

Our Drug Delivery Technologies

We own drug delivery technologies that address formulation challenges, potentially allowing the development of differentiated drug products for administration in various forms (e.g., capsules, tablets, powders or liquid for oral use; or injectables for subcutaneous administration) that could be applied to a broad range of drugs.

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

LUMRYZ competes with twice-nightly oxybate formulations, as well as a number of daytime wake promoting agents including lisdexamfetamine, dextroamphetamine, methylphenidate, amphetamine, modafinil, and armodafinil, which are widely prescribed, as well as solriamfetol and pitolisant. Generic pharmaceutical products will continue to play a large role in the U.S. healthcare system. LUMRYZ may face competition from manufacturers of generic twice-nightly oxybate formulations. In January 2023, Hikma Pharmaceuticals plc, announced that it launched an authorized generic version of Jazz Pharmaceuticals plc’s (“Jazz”) Xyrem (sodium oxybate). In July 2023, Amneal Pharmaceuticals, Inc. announced that it launched an authorized generic version of Jazz’s Xyrem (sodium oxybate).

In addition, there are other products in development that may be approved in the future that could have an impact on the narcolepsy treatment market, including, for example, reboxetine, orexin 2 receptor agonists, flecainide / modafinil combination, histamine H3 antagonists/inverse agonists, or GABAB agonists.

Corporate Information

The Company was incorporated on December 1, 2015 as an Irish private company limited by shares, and re-registered as an Irish public limited company, or plc, on November 21, 2016. Our registered address is at 10 Earlsfort Terrace, Dublin 2, D02 T380, Ireland and our phone number is +353-1-901-5201. We file annual, quarterly and current reports, proxy statements and other documents with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our website is www.avadel.com, where we make available free of charge our reports (and any exhibits and amendments thereto) on Forms 10-K, 10-Q and 8-K as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. These filings are also available to the public at www.sec.gov. We do not incorporate the information on or accessible through our website into this Annual Report on Form 10-K.

We currently have five direct wholly-owned subsidiaries: (a) Avadel US Holdings, Inc., (b) Flamel Ireland Limited, which conducts business under the name Avadel Ireland, (c) Avadel Investment Company Limited, (d) Avadel Finance Ireland Designated Activity Company and (e) Avadel France Holding SAS. Avadel US Holdings, Inc., a Delaware corporation, is the holding entity of (i) Avadel Management, LLC, and (ii) Avadel CNS Pharmaceuticals, LLC. Avadel Finance Ireland

Designated Activity Company is the holding entity of Avadel Finance Cayman Limited. Avadel France Holding SAS is the holding entity of Avadel Research SAS. A complete list of our subsidiaries can be found in Exhibit 21.1 to this Annual Report on Form 10-K.

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

Supplies and Manufacturing

The active pharmaceutical ingredient (“API”) in LUMRYZ, sodium oxybate, is a Schedule I controlled substance in the U.S., and the finished FDA-approved formulation of LUMRYZ is a Schedule III controlled substance in the U.S. per current federal regulations. As a result, LUMRYZ is subject to regulation by the U.S. Drug Enforcement Administration (“DEA”) under the Controlled Substances Act (“CSA”), and its manufacturing and distribution are highly restricted. Quotas from the DEA are required in order to manufacture both sodium oxybate and LUMRYZ in the U.S. Similar rules, restrictions and controls would apply to LUMRYZ in the event LUMRYZ is marketed outside of the U.S.

We attempt to maintain multiple suppliers in order to mitigate the risk of shortfall and inability to supply market demand. The API for LUMRYZ is currently manufactured by two outsourced contract development and manufacturing organizations (“CDMOs”) in the U.S. The LUMRYZ drug product for commercial lots is manufactured by one outsourced CDMO in the U.S. and one outsourced CDMO outside of the U.S. We expect to continue to outsource the production of sodium oxybate and drug product for LUMRYZ to current good manufacturing practices (“cGMP”) -compliant, DEA- and FDA-audited CDMOs pursuant to supply agreements. We may establish supply relationships with additional CDMOs to manufacture API and/or LUMRYZ in the future.

Government Regulation

Government authorities in the U.S. at the federal, state, and local level and in other countries extensively regulate, among other things, the research and clinical development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing, pricing, and export and import of drug products, such as those we are developing and marketing. Generally, before a new drug can be marketed, considerable data demonstrating its quality, safety, and efficacy must be obtained, organized into a format specific to each regulatory authority, submitted for review, and approved by the regulatory authority.

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

Under the Prescription Drug User Fee Act (“PDUFA”), as amended, each NDA must be accompanied by a user fee known as an application fee. The FDA adjusts the PDUFA user fees on an annual basis. PDUFA also imposes an annual prescription drug product program fee for human drugs. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

Within 60 days following submission of an original NDA, the FDA reviews the application to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any NDA that it deems incomplete or not properly reviewable at the time of submission, including for failure to pay required fees, and may request additional information. In this event, the application must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. The FDA typically makes a decision on whether to accept an NDA for filing within 60 days of receipt. Once the submission is accepted for filing, the FDA begins an in-depth, substantive review of the NDA. Under the performance goals established under the PDUFA, the FDA has agreed to review 90% of standard NDAs for new molecular entities (“NMEs”) in ten months from the filing date and 90% of priority NME NDAs in six months from the filing date. The goals for reviewing standard and priority non-NME NDAs are ten months and six months, respectively, measured from the receipt date of the application. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs, and the review timeline may be formally extended by submission of a major amendment in response to an FDA request or by submission of an unsolicited amendment.

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

A drug product can also obtain pediatric exclusivity in the U.S., which is another type of regulatory market exclusivity in the U.S. Pediatric exclusivity, if granted, adds an additional six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric trial that fairly responds to an FDA-issued written request for such a trial.

Orphan Drug Designation and Exclusivity

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

505(b)(2) New Drug Applications

As an alternative path to FDA approval for modifications to formulations or uses of a product previously approved by the FDA pursuant to an NDA, known as a “reference drug”, an applicant may submit an NDA under Section 505(b)(2) of the FDCA. Section 505(b)(2) was enacted as part of the Hatch-Waxman Amendments and permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by, or for, the applicant, and for which the applicant has not obtained a right of reference. If the 505(b)(2) applicant can establish that reliance on the FDA’s previous findings of safety and effectiveness for a reference drug is scientifically and legally appropriate, it may eliminate the need to conduct certain preclinical studies or clinical trials of the new product. The FDA may require the applicant to perform additional bridging studies or measurements, including clinical trials, to support the change from the previously approved reference drug. The FDA may then approve the new drug candidate for all, or some, of the label indications for which the reference drug has been approved, as well as for any new indication sought by the 505(b)(2) applicant.

Post-Marketing Requirements

Following approval of a new drug, a pharmaceutical company and the approved drug are subject to continuing regulation by the FDA, including, among other things, establishment registration and drug listing, monitoring and recordkeeping activities, reporting to the applicable regulatory authorities of adverse events with the drug, providing the regulatory authorities with updated safety and efficacy information, drug sampling and distribution requirements, and complying with promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting drugs for uses or in patient populations that are not described in the drug’s approved labeling (known as off-label promotion), limitations on industry-sponsored scientific and educational activities, and requirements for online promotional activities. Although physicians may prescribe drugs for off-label uses, the FDA takes the position that manufacturers may not market or promote such off-label uses. Modifications or enhancements to the drug or its labeling or changes of the site or process of manufacture are often subject to the prior approval of the FDA and other regulators, which may or may not be received after undergoing review.

Any distribution of pharmaceutical samples must comply with the U.S. Prescription Drug Marketing Act (“PDMA”), a part of the FDCA. The Drug Supply Chain Security Act (“DSCSA”) was enacted in 2013 with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the U.S. The DSCSA mandates resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers including the quarantine and prompt investigation of a suspect product to determine if it is illegitimate, and notifying trading partners and the FDA of any illegitimate product. Drug manufacturers and other parties involved in the supply chain for prescription drug products must also comply with product tracking and tracking requirements, such as placing a unique product identifier on prescription drug packages. This identifier consists of the National Drug Code, serial number, lot number, and expiration date, in the form of a 2-dimensional data matrix barcode that can be read by humans and machines.

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

The FDA may issue enforcement letters or withdraw the approval of the product if compliance with regulatory requirements and standards is not maintained or if problems occur after the drug reaches the market. Corrective action could delay drug distribution and require significant time and financial expenditures. Later discovery of previously unknown problems with a drug, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may require revisions to the approved labeling to add new safety information, including the addition of new warning and contraindications; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•mandated corrective advertising or communications with doctors;

•restrictions on the marketing or manufacturing of the drug, suspension of the approval, complete withdrawal of the drug from the market or product recalls;

•fines, warning letters or holds on post-approval clinical trials;

•refusal of the FDA to approve applications or supplements to approved applications, or suspension or revocation of drug approvals;

•drug seizure or detention, or refusal to permit the import or export of drugs; or

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

Controlled Substances Regulations

Narcotics and other APIs, such as sodium oxybate, are “controlled substances” under the CSA. The CSA, regulates the manufacture and distribution of narcotics and other controlled substances, including stimulants, depressants and hallucinogens in the U.S. The CSA is administered by the DEA, a division of the U.S. Department of Justice, and is intended to prevent the abuse or diversion of controlled substances into illicit channels of commerce. The DEA classifies controlled substances into five schedules. Schedule I substances by definition have a high potential for abuse, have no currently “accepted medical use” in the U.S., lack accepted safety for use under medical supervision, and may not be prescribed, marketed or sold in the U.S. Pharmaceutical products approved for use in the U.S. may be listed as Schedule II, III, IV or V, with Schedule II substances considered to present the highest potential for abuse or dependence and Schedule V substances the lowest relative risk of abuse. The API in LUMRYZ, sodium oxybate, is a Schedule I controlled substance in the U.S., and the FDA-approved LUMRYZ product is a Schedule III controlled substance in the U.S.

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

Any person or firm that manufactures, distributes, dispenses, imports, or exports any controlled substance (or proposes to do so) must register with the DEA. The applicant must register for a specific business activity related to controlled substances, including manufacturing or distributing, and may engage in only the activity or activities for which it is registered. The DEA conducts periodic inspections of registered establishments that handle controlled substances for compliance with its rules and regulations. Failure to comply with relevant DEA regulations, particularly as manifested in the loss or diversion of controlled substances, can result in regulatory action including civil penalties, refusal to renew necessary registrations, or proceedings to revoke those registrations. In certain circumstances, violations can lead to criminal prosecution. In addition to these federal statutory and regulatory obligations, there may be state and local laws and regulations relevant to the handling of controlled substances or listed chemicals. Governments outside of the U.S. have similar controlled substance laws, regulations and requirements in their respective jurisdictions.

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

•Federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and

•Analogous state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including, but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state and local laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state laws that require the reporting of information related to drug pricing; state and local laws requiring the registration of pharmaceutical sales representatives; and state laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For example, Washington state’s My Health My Data Act, which took effect in March 2024, affords consumers with privacy rights with respect to certain consumer heath information and creates a private right of action which could increase the risk of litigation.

The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.

In the U.S., to help patients afford our approved product, we may utilize programs to assist them, including patient financial assistance programs and co-pay coupon programs for eligible patients. Government enforcement agencies have shown increased interest in pharmaceutical companies' product and patient financial assistance programs, including reimbursement support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements. In addition, at least one insurer has directed its network pharmacies to no longer accept co-pay coupons for certain specialty drugs the insurer identified. Our co-pay coupon programs could become the target of similar insurer actions. In addition, in November 2013, the CMS issued guidance to the issuers of qualified health plans sold through the ACA's marketplaces encouraging such plans to reject patient cost-sharing support from third parties and indicating that the CMS intends to monitor the provision of such support and may take regulatory action to limit it in the future. The CMS subsequently issued a rule requiring individual market qualified health plans to accept third-party premium and cost-sharing payments from certain government-related entities. In September 2014, the Office of Inspector General (“OIG”) of the HHS issued a Special Advisory Bulletin warning manufacturers that they may be subject to sanctions under the federal anti-kickback statute and/or civil monetary penalty laws if they do not take appropriate steps to exclude Part D beneficiaries from using co-pay coupons. Accordingly, companies exclude these Part D beneficiaries from using co-pay coupons. It is possible that changes in insurer policies regarding co-pay coupons and/or the introduction and enactment of new legislation or regulatory action could restrict or otherwise negatively affect these patient support programs, which could result in fewer patients using affected products, and therefore could have a material adverse effect on our sales, business, and financial condition.

Third party patient financial assistance programs that receive financial support from companies have become the subject of enhanced government and regulatory scrutiny. The OIG has established guidelines that suggest that it is lawful for pharmaceutical manufacturers to make donations to charitable organizations who provide co-pay assistance to Medicare patients, provided that such organizations, among other things, are bona fide charities, are entirely independent of and not controlled by the manufacturer, provide aid to applicants on a first-come basis according to consistent financial criteria and do not link aid to use of a donor's product. However, donations to patient financial assistance programs have received some negative publicity and have been the subject of multiple government enforcement actions, related to allegations regarding their use to promote branded pharmaceutical products over other less costly alternatives. Specifically, in recent years, there have been multiple settlements resulting out of government claims challenging the legality of their patient financial assistance programs under a variety of federal and state laws. It is possible that we may make grants to independent charitable foundations that help financially needy patients with their premium, co-pay, and co-insurance obligations. If we choose to do so, and if we or our vendors or donation recipients are deemed to fail to comply with relevant laws, regulations or evolving government guidance in the operation of these programs, we could be subject to damages, fines, penalties, or other criminal, civil, or administrative sanctions or enforcement actions. We cannot ensure that our compliance controls, policies, and procedures will be sufficient to protect against acts of our employees, business partners, or vendors that may violate the laws or regulations of the jurisdictions in which we operate. Regardless of whether we have complied with the law, a government investigation could impact our business practices, harm our reputation, divert the attention of management, increase our expenses, and reduce the availability of foundation support for our patients who need assistance.

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

•On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminated the statutory drug rebate cap, set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024.

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

In addition, President Trump reversed some of President Biden’s executive orders including rescinding Executive Order 14087 entitled “Lowering Prescription Drug Costs for Americans”. President Trump may issue new executive orders designed to impact drug pricing. A number of these and other proposed measures may require authorization through additional legislation to become effective. Congress and the Trump administration have indicated that they will continue to seek new legislative measures to control drug costs.

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

Employee Demographics

As of December 31, 2024, we had 188 full-time employees. None of our employees are subject to a union or other collective bargaining agreement. In addition to our employees, we contract with third parties in certain areas of the business such as clinical, regulatory, and manufacturing. We expect to continue to build and grow our organizational capabilities with a focus on talent attraction, development, engagement, and retention.

Inclusion

Avadel is committed to fostering a culture of inclusion. Avadel pursues fair employment practices in every aspect of its business and is committed to a productive work environment for its employees. We strive to create a level of connectivity that goes beyond working together. Rooted in the trust we earn every day, our team is inclusive and works every day to lift each other up in pursuit of improving the lives of the patients we serve.

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

Career Growth and Development

We are invested in the development of each of our employees. We provide opportunities to lead and participate in cross-functional teams, coaching, leadership development, and more. We provide reimbursement to our employees for professional seminars, conferences and training. In alignment with our business strategy, it is our goal to empower all employees to take full advantage of their professional growth opportunities, to lead them to long-term job satisfaction and organizational success. Through professional development, our employees can broaden their skills for their current and future roles.

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

In May 2023, LUMRYZ was approved by the FDA, and in June 2023, we announced the U.S. commercial launch of LUMRYZ for treatment of cataplexy or EDS in adults with narcolepsy. LUMRYZ was also approved by the FDA for use in the treatment of cataplexy or EDS in the pediatric narcolepsy population seven years of age and older in October 2024. Our business currently depends heavily on our ability to successfully commercialize LUMRYZ in the U.S. We may never be able to meet our expectations with respect to our ongoing LUMRYZ commercialization activities or revenues. There is no guarantee that the infrastructure, systems, processes, policies, relationships, and materials we have built for the commercialization of LUMRYZ in the U.S., or that we may build for other jurisdictions where we may obtain marketing approval, will be sufficient for us to achieve success at the levels we expect. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, or if we are unable to do so on commercially reasonable terms, our business, results of operations, financial condition and prospects will be materially adversely affected.

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
•the differentiation of LUMRYZ from other available approved or investigational drugs and treatments for cataplexy or EDS in patients seven years of age and older with narcolepsy;
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
•the prevalence, duration and severity of potential side effects or other safety or tolerability issues that patients may experience with LUMRYZ;
•the actual market size for LUMRYZ, which may be different than expected;
•the length of time that patients who are prescribed our drug remain on treatment;
•the sufficiency of our drug supply to meet commercial demand which could be negatively impacted if our projections regarding the potential number of patients are inaccurate, we are subject to unanticipated regulatory requirements, or our current drug supply is damaged, destroyed, or otherwise negatively impacted at our manufacturing sites, storage sites, or in transit; and

•our ability to maintain, enforce, and defend third party challenges to our intellectual property rights in and to LUMRYZ.

Any of these issues could impair our ability to generate sufficient revenues to result in a profit or to meet our expectations with respect to the amount or timing of revenues or profits. Any issues or hurdles related to our commercialization efforts may materially adversely affect our business, results of operations, financial condition, and prospects. There is no guarantee that we will be successful in our ongoing commercialization efforts with respect to LUMRYZ. We may also experience significant fluctuations in sales of LUMRYZ from period to period and, ultimately, we may never generate sufficient revenues from LUMRYZ to reach or maintain profitability or sustain our anticipated levels of operations.

On March 29, 2023, we entered into a royalty purchase agreement (“RPA”) with RTW Investments, L.P. (“RTW”) for up to $75,000 of royalty financing in two tranches. The first tranche of $30,000 became available upon satisfaction of certain conditions which included our first shipment of LUMRYZ. The second tranche became available to use, at our election, when we achieved quarterly net revenue of $25,000 prior to the quarter ending June 30, 2024. We allowed the second tranche to expire on August 31, 2024 and paid a one-time commitment fee of $2,000 to RTW based on the terms of the RPA. On August 1, 2023, we received the first tranche of $30,000. As a result of receiving the first tranche, we are required to make quarterly royalty payments calculated as 3.75% of worldwide net product revenue of LUMRYZ, up to a total payback of $75,000. Even if we are able to successfully commercialize LUMRYZ, certain obligations we have to third parties, including, without limitation, our obligation to pay RTW royalties on certain LUMRYZ revenues under the RPA may reduce our profitability. Any inability on our part to successfully commercialize LUMRYZ in the U.S. and any other international markets where it may be approved or any significant delay, could have a material adverse impact on our ability to execute upon our business strategy.

If we are unable to establish effective sales, marketing and distribution capabilities for LUMRYZ or enter into agreements with third parties to market, sell and distribute LUMRYZ, or if we are unable to achieve market acceptance for LUMRYZ, our business, results of operations, financial condition and prospects will be materially adversely affected.

We received final approval from the FDA for LUMRYZ for the treatment of cataplexy or EDS in adults with narcolepsy in May 2023, and in October 2024 we also received approval from the FDA for LUMRYZ for the treatment of cataplexy or EDS in the pediatric narcolepsy population seven years of age or older. We are continuing to develop the systems, processes, policies, relationships and materials necessary for the successful commercialization of LUMRYZ in the U.S. for the treatment of cataplexy or EDS in patients seven years of age and older with narcolepsy. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, or if we are unable to do so on commercially reasonable terms, our business, results of operations, financial condition and prospects will be materially adversely affected. We may encounter issues, delays or other challenges in commercializing LUMRYZ.

Other than our activities commercializing LUMRYZ to date, we have limited experience in building and managing a commercial team, conducting comprehensive market analyses, obtaining state licenses and reimbursement, and managing distributors and a sales force for our medicines. For example, our results may be negatively impacted if we have not adequately sized our field teams, if our targeting strategy is inadequate, or if we encounter deficiencies or inefficiencies in our infrastructure or processes. We will be competing with other companies that currently have extensive and well-funded sales and marketing operations. As a result, our ability to successfully commercialize LUMRYZ may involve more inherent risk, take longer, and cost more than it would if we were a company with substantial experience in commercializing medicines.

We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. If we are unable to, or decide not to, further develop internal sales, marketing, and commercial distribution capabilities for LUMRYZ in any country or region, we may pursue collaborative arrangements regarding the sales and marketing of LUMRYZ. However, there can be no assurance that we will be able to establish or maintain such collaborative arrangements, or, if we are able to do so, that they will have effective sales and marketing capabilities. Any revenue we receive in such a collaborative arrangement will depend upon the efforts of such third parties. We may have little or no control over the marketing and sales efforts of such third parties, and our revenue from product sales may be lower than if we had commercialized LUMRYZ ourselves. We may also face competition in our search for third parties to assist us with the sales and marketing efforts for our medicines.

Any of these issues could impair our ability to successfully commercialize LUMRYZ or to generate substantial revenues or profits or to meet our expectations with respect to the amount or timing of revenues or profits. There is no guarantee we will be successful in our commercialization efforts with respect to LUMRYZ or with respect to any other product candidate that may be approved in the future.

If the market opportunities for LUMRYZ are smaller than we believe they are, and if we are not able to successfully identify patients and achieve significant market share, our revenues may be adversely affected and our business may suffer.

LUMRYZ is a formulation of sodium oxybate approved by the FDA to be taken once at bedtime for the treatment of cataplexy or EDS in patients seven years of age and older with narcolepsy. Our estimates of the market opportunities for LUMRYZ are based on the estimated market size for the twice-nightly administration of sodium oxybate, and our expectations with regard to LUMRYZ’s potential to take share of this market segment as well as attract oxybate-naïve patients and patients who have previously discontinued twice-nightly oxybate treatment. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, and market research, but may prove to be incorrect. Further, studies may change the estimated market opportunities. The potential target population for LUMRYZ may turn out to be lower or more difficult to identify than expected. Even if we obtain significant market share for LUMRYZ in the treatment of narcolepsy, because that potential target population for LUMRYZ is small, we may never achieve profitability without obtaining marketing approval for additional indications.

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
•the prevalence of narcolepsy-related EDS and cataplexy in the U.S.;
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
•physicians’ decisions relating to treatment practices;
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

LUMRYZ, along with the manufacturing processes, post-approval clinical data, labeling, advertising, and promotional activities for LUMRYZ, are subject to continual requirements of and review by the FDA and other applicable regulatory authorities. These requirements include, but are not limited to, restrictions governing promotion of an approved product, submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, and requirements regarding drug distribution and recordkeeping.

In the U.S., the FDA and other federal and state agencies, including the Department of Justice, closely regulate compliance with all requirements governing prescription drug products, including requirements pertaining to marketing and promotion of drugs in accordance with the provisions of the approved labeling and manufacturing of products in accordance with cGMP requirements. Violations of such requirements may lead to investigations alleging violations of the FDCA, CSA and other statutes, including federal and state healthcare fraud and abuse laws as well as state consumer protection laws. Our failure to comply with all regulatory requirements, or later discovery of previously unknown adverse events or other problems with our products, manufacturers, or manufacturing processes, may yield various results, including:

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

In addition, we and our CDMOs will continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance, quality control and distribution. Under the DSCSA, for certain commercial prescription drug products, manufacturers and other parties involved in the supply chain must meet chain of distribution requirements and maintain electronic, interoperable systems for product tracking and tracing and for notifying the FDA of counterfeit, diverted, stolen, and intentionally adulterated products or other products that are otherwise unfit for distribution in the U.S. Prescription drug products must also meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. We, our CDMOs and other third parties upon whom we rely will be subject to applicable controlled substances laws, regulations and requirements. Additionally, under the Food and Drug Omnibus Reform Act of 2022 (“FDORA”), sponsors of approved drugs must provide 6 months’ notice to the FDA of any changes in marketing status, such as the withdrawal of a drug, and failure to do so could result in the FDA placing the product on a list of discontinued products, which would revoke the product’s ability to be marketed. If we are not able to comply with post-approval regulatory requirements, we could have the marketing approvals for LUMRYZ withdrawn by regulatory authorities and our ability to market LUMRYZ could be limited, which could adversely affect our ability to achieve or sustain profitability and subject us to substantial penalties. As a result, the cost of compliance with post-approval regulations may have a negative effect on our operating results and financial condition.

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

The introduction of new products in the U.S. market that compete with, or otherwise disrupt the market for, LUMRYZ or any future product candidates we may develop, if approved, would adversely affect sales of our products. For example, we expect LUMRYZ to face competition from manufacturers of generic twice-nightly sodium oxybate formulations who have reached settlement agreements with the current brand product marketer. In January 2023, Hikma Pharmaceuticals plc, announced the launch of an authorized generic version of Jazz’s Xyrem (sodium oxybate). In July 2023, Amneal Pharmaceuticals, Inc. announced that it launched an authorized generic version of Jazz’s Xyrem (sodium oxybate). There are other potential future competitive products that could impact the marketplace. For example, there are some potential competitors who have reached settlement agreements with the current branded, twice-nightly product marketer, which allows for entry of other generic products in 2026, or earlier, under certain circumstances. Beyond generics, there are other potential future competitive products that could impact the narcolepsy treatment marketplace.

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

Once an NDA, including a 505(b)(2) NDA, is approved, the product becomes a “listed drug” which can be referenced by potential competitors in support of approval of an ANDA or subsequent 505(b)(2) application. FDA regulations and other applicable regulations and policies provide incentives to manufacturers to create modified versions of a drug to facilitate the approval of an ANDA or other application for similar alternatives or substitutes. If these manufacturers demonstrate that their product has the same active ingredient(s), dosage form, strength, route of administration, and conditions of use, or labeling, as our product or any future product candidates, they might only be required to conduct a relatively inexpensive study to show that their generic product is absorbed in the body at the same rate and to the same extent as, or is bioequivalent to, our product or any future product candidates. In some cases, even this limited bioequivalence testing can be waived by the FDA. Laws have also been enacted to facilitate the development of generic drugs based on recently approved NDAs. Competition from generic equivalents to our product or any future product candidates could substantially limit our ability to generate revenues and therefore to obtain a return on the investments we have made in our product or any future product candidates.

With the passage of the CREATES Act, we are exposed to possible litigation and damages by competitors who may claim that we are not providing sufficient quantities of our approved products on commercially reasonable, market-based terms for testing in support of their ANDAs and 505(b)(2) applications.

In December 2019, President Trump signed legislation intended to facilitate the development of generic and biosimilar products. The bill, previously known as the CREATES Act, authorizes sponsors of ANDAs and 505(b)(2) applications to file lawsuits against companies holding NDAs that decline to provide sufficient quantities of an approved reference drug on commercially reasonable, market-based terms. Drug products on FDA’s drug shortage list are exempt from these new provisions unless the product has been on the list for more than six continuous months or the FDA determines that the supply of the product will help alleviate or prevent a shortage. For the purposes of the statute, the term “commercially reasonable, market-based terms” is defined as (1) the nondiscriminatory price at or below the most recent wholesale acquisition cost for the product, (2) a delivery schedule that meets the statutorily defined timetable, and (3) no additional conditions on the sale.

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

Although we intend to comply fully with the terms of these new statutory provisions, we are still exposed to potential litigation and damages by competitors who may claim we are not providing sufficient quantities of our approved products on commercially reasonable, market-based terms for testing in support of ANDAs and 505(b)(2) applications. Such litigation would subject us to additional costs, damages and reputational harm, which could lead to lower revenues. The CREATES Act may enable generic competition with LUMRYZ and any of our future product candidates, if approved, which could impact our ability to maximize product revenue.

If we cannot keep pace with the rapid technological change in our industry, we may lose business, and LUMRYZ, our technologies or any future products could become obsolete or noncompetitive.

Our success also depends, in part, on maintaining a competitive position in the development of products and technologies in a rapidly evolving field. Major technological changes can happen quickly in the biotechnology and pharmaceutical industries. If we cannot maintain competitive products and technologies, our competitors may succeed in developing competing technologies or obtaining regulatory approval for products before us, and the products of our competitors may gain market acceptance more rapidly than our product and any future product candidates. Such rapid technological change, or the development by our competitors of technologically improved or different products, could render our product and any future product candidates or our technologies obsolete or noncompetitive.

Our relationships with healthcare providers, physicians, prescribers, purchasers, third-party payors, charitable organizations and patients will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors in the U.S. and elsewhere play a primary role in the recommendation and prescription of biopharmaceutical products. Arrangements with third-party payors and customers can expose biopharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute (“AKS”), and the FCA, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute biopharmaceutical products. In particular, the research of our product candidates, as well as the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. See the section entitled, “Business — Government Regulation — Healthcare Laws”.

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

Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors are critical to new product acceptance.

Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which drugs and treatments they will cover and the amount of reimbursement. Coverage and reimbursement by a third-party depend upon a number of factors.

In the U.S., no uniform policy of coverage and reimbursement for products exists among third-party payors. As a result, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our products on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. In the U.S., the principal decisions about reimbursement for new medicines under government healthcare programs are typically made by CMS. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Additionally, third-party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of product candidates, once approved. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of their cost. There is significant uncertainty related to insurance coverage and reimbursement of newly approved products. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for future product candidates, once approved.

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

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union (“EU”) provides options for its member states (“Member States”) to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. A Member State may approve a specific price for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country having price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for our product or any of our future products. Historically, products launched in the EU do not follow price structures of the U.S. and generally prices tend to be significantly lower.

Ongoing healthcare legislative and regulatory reform measures may have a material adverse effect on our business and results of operations.

Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example, changes to our manufacturing and supply arrangements; additions or modifications to product labeling; the recall or discontinuation of our products; modifications to pricing and costs; or additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability. See the section entitled, “Business — Government Regulation — Healthcare Reform”.

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

Clinical trials by their nature utilize a sample of the potential patient population. With a limited number of patients and limited duration of exposure, certain side effects of LUMRYZ may only be uncovered with a significantly larger number of patients exposed to the drug, and those side effects could be serious or life-threatening. For example, we initiated a pivotal trial in IH, REVITALYZ, which is a double-blind, placebo-controlled, randomized withdrawal, multicenter Phase 3 study designed to evaluate the efficacy and safety of LUMRYZ given as a once-at-bedtime dose, in treating IH. We expect to enroll approximately 150 adults in the study who are diagnosed with IH. On July 31, 2024, we announced that the first patient was dosed in this study. If any participants in the trial report any serious adverse events deemed to be related to LUMRYZ, or if LUMRYZ is not observed to have long-term efficacy, our business, financial condition, results of operations and growth prospects could be adversely affected. If we or others identify undesirable side effects caused by LUMRYZ (or any other drug), a number of potentially significant negative consequences could result, including:

•regulatory authorities may withdraw or limit their marketing approval of such drug;
•regulatory authorities may require the addition of labeling statements, such as a “boxed warning” or additions to an existing boxed warning, or a contraindication, including as a result of inclusion in a class of drugs for a particular disease;
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

Physicians have the discretion to prescribe drug products for uses that are not described in the product’s labeling and that differ from those approved by the FDA or other applicable regulatory agencies. Off-label uses are common across medical specialties. Although the FDA and other regulatory agencies do not regulate a physician’s choice of treatments, the FDA and other regulatory agencies regulate a manufacturer’s communications regarding off-label use and prohibit off-label promotion, as well as the dissemination of false or misleading labeling or promotional materials. Manufacturers may not promote drugs for off-label uses. Accordingly, we may not promote LUMRYZ in the U.S. for any indications other than for the treatment of cataplexy or EDS in patients seven years of age and older with narcolepsy. The FDA and other regulatory and enforcement authorities actively enforce laws and regulations prohibiting promotion of off-label uses and the promotion of products for which marketing approval has not been obtained. A company that is found to have improperly promoted off-label uses, including promoting unapproved dosing regimens, may be subject to significant liability, which may include civil and administrative remedies as well as criminal sanctions.

Obtaining and maintaining regulatory approval of LUMRYZ in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of LUMRYZ in other jurisdictions.

Obtaining and maintaining regulatory approval of LUMRYZ in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, while the FDA has granted approval of LUMRYZ in the U.S. for the treatment of cataplexy or EDS in patients seven years of age and older with narcolepsy, comparable regulatory authorities in foreign jurisdictions may not approve LUMRYZ in those countries for the same or similar indication, if at all. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the U.S., including additional preclinical studies or clinical trials, as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the U.S., a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of LUMRYZ in certain countries. If we seek regulatory approval of LUMRYZ in international markets and we fail to comply with the regulatory requirements in those markets or fail to receive applicable marketing approvals, our ability to realize the full market potential of LUMRYZ may be reduced.

Laws and regulations governing international operations we have and may expand in the future may preclude us from developing, manufacturing, and selling certain product candidates and products outside of the U.S. and require us to develop and implement costly compliance programs.

As we seek to expand our operations outside of the U.S., we must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate. The Foreign Corrupt Practices Act (“FCPA”) and its Irish equivalent prohibit any individual or business from paying, offering, authorizing payment, or offering anything of value, directly or indirectly, to any foreign official, political party, or candidate for the purpose of influencing any act or decision of such third party in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the U.S. to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the company, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

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

In some countries, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing authorization for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of LUMRYZ to other available therapies. If we seek approval for LUMRYZ outside of the U.S. and reimbursement of LUMRYZ is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed.

Failure to comply with domestic and international privacy and security laws could inhibit our ability to collect and process data globally, and could result in the imposition of significant civil and criminal penalties.

The legislative and regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. The costs of compliance with privacy and security laws, including protecting electronically stored information from cyber-attacks, and potential liability associated with any compliance failures could adversely affect our business, financial condition and results of operations. Our processing of personal data regarding individuals in the European Economic Area, or EEA, including personal health data, is subject to the European Union’s General Data Protection Regulation, or EU GDPR. Following the withdrawal of the United Kingdom from the European Union, or Brexit, the EU GDPR has been incorporated into the United Kingdom’s laws, or UK GDPR, alongside the UK Data Protection Act 2018, and together with the EU GDPR, is referred to as (“GDPR”). Our processing of personal data domestically in the U.S. requires us to comply with privacy and security regulations, including but not limited to, U.S. state consumer privacy laws such as the California Consumer Privacy Act (“CCPA”). In addition, more than a dozen other U.S. states have enacted comparable laws addressing the privacy and security of health information, some of which are more stringent than federal patient privacy laws. These laws require us to ensure that the personal data we collect is gathered legally and under strict conditions and to protect such personal data from misuse and exploitation. Our failure to comply with the GDPR, CCPA or other similar laws may subject us to significant fines and penalties that could adversely affect our business, financial condition and results of operations, including the threat of class action litigation. Even if we have not been determined to have violated such laws, consumer class actions or regulatory investigations may require significant resources to defend and generate negative publicity, which could harm our reputation and our business.

We may expend our limited resources to pursue a particular indication and fail to capitalize on indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial, managerial and research and development resources, we must prioritize our research programs and will need to focus LUMRYZ on the potential treatment of certain indications or in certain populations. As a result, we may forego or delay pursuit of opportunities for other populations or indications that later prove to have greater commercial potential. For example, we initiated a clinical trial for LUMRYZ in idiopathic hypersomnia in 2024. Our resource allocation decisions may cause us to fail to capitalize on profitable market opportunities. Our spending on current and future research and development programs, including evaluating LUMRYZ in additional indications, may not yield any commercially viable products or result in additional approvals for LUMRYZ. If we do not accurately evaluate the commercial potential or target market for LUMRYZ, we may also relinquish valuable rights to LUMRYZ through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to LUMRYZ. Any such event could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

In addition to issues relating to the results generated in clinical trials, clinical trials can be delayed or halted for a variety of reasons, including delays or failures in:

•reaching agreement with regulatory authorities on acceptable clinical trial design, conduct or statistical analysis plan;
•generating and submitting additional data required by regulatory authorities before we are permitted to initiate or resume a clinical trial;
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
•our third-party contractors’ ability to comply with regulatory requirements or contractual obligations;
•having patients complete a trial or return for post-treatment follow-up;
•clinical sites dropping out of a trial;
•adding new sites; or
•obtaining clinical materials or manufacturing sufficient quantities of our candidates for use in clinical trials.

In addition, our product candidates may have undesirable side effects or other unexpected characteristics, or reports from clinical testing of other therapies may raise safety or efficacy concerns about our product candidates, that could cause us or our investigators, regulators, IRBs or ethics committees to suspend or terminate ongoing clinical trials. Evolution in the standard of care or changes in applicable governmental regulations or policies during the development of a product candidate that require amendments to ongoing clinical trials and/or the conduct of additional preclinical studies or clinical trials may lead to delays and additional expenses to us. Lack of adequate funding could also prevent us from completing a clinical trial or development program. Many of the factors that cause or lead to a delay in the initiation or completion of clinical trials may also ultimately lead to the delay or denial of regulatory approval or limit the market acceptance and commercial potential of our product candidates.

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

We have received marketing approval from the FDA for LUMRYZ in the U.S. and will evaluate filing potentially elsewhere. There can be no assurances, however, that viable approval pathways outside of the U.S., will be available for LUMRYZ or that the FDA or other regulatory authorities will approve any future product candidates.We also may experience delays in obtaining marketing approvals for additional indications for LUMRYZ or for any future product candidates. For example, we are conducting a pivotal clinical trial of LUMRYZ in IH and if that trial is successful, we may seek approval of LUMRYZ in that indication; however, a sponsor of another sodium oxybate product has orphan drug exclusivity until August 2028 for the use of that product in IH. As a result, we may not be able to obtain approval for an IH indication for LUMRYZ until the expiration of the other product’s orphan drug exclusivity, unless we are able to demonstrate the clinical superiority of LUMRYZ over the approved sodium oxybate product. Xywav has an ODE in IH that expires August 12, 2028. Assuming we are allowed to seek FDA approval, if we aren’t successful demonstrating clinical superiority, final FDA approval would be delayed until expiry of the Xywav ODE.

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

Even if product candidates and drug delivery technologies appear promising during development, there may not be successful commercial applications developed for them for a number of reasons, including:

•the FDA, the European Medicines Agency (“EMA”), the competent authority of a EU Member State or an IRB, or an Ethics Committee (EU equivalent to IRB), or our partners may delay or halt applicable clinical trials;
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

Risks Related to Our Financial Position and Capital Requirements

We incurred a net loss in 2024 and may incur a net loss in 2025, and if we are not able to achieve profitability in the future, the value of our shares may fall.

We incurred a net loss of $48,832 for the year ended December 31, 2024. We may not become profitable in the near future and may never achieve profitability. The amount of our future net losses or net profitability will depend, in part, on the rate of our future expenditures and our ability to recognize revenues from the commercialization of LUMRYZ in the U.S. We have devoted significant financial resources to research and development, including our clinical development activities, the pursuit of regulatory approval and commercial launch for LUMRYZ. Our future revenues will depend upon the size of any markets in which LUMRYZ and any future products receive approval, and our ability to achieve sufficient market acceptance, reimbursement from third-party payors and adequate market share for our product and any future products in those markets. In addition, we have significantly increased our sales organization and supporting commercial infrastructure to support the commercial launch of LUMRYZ and, accordingly, we will continue to incur significant expenses related to the commercialization of LUMRYZ. Because of the numerous risks and uncertainties associated with the commercialization of pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Our ability to operate profitably depends upon a number of factors, many of which are beyond our direct control. These factors include:

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

Even though the FDA has granted approval of our NDA for LUMRYZ for the treatment of cataplexy or EDS in patients seven years of age and older with narcolepsy, we may never recognize revenue in amounts sufficient to achieve and maintain profitability. The net losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. In any particular quarter or quarters, our operating results could be below the expectations of securities analysts or investors, which could cause our stock price to decline.

We may require additional financing to successfully commercialize LUMRYZ and implement our operating plans, which may not be available on favorable terms or at all, and which may result in dilution of the equity interest of the holders of our ordinary shares.

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

If adequate funds are not available, we may be required to significantly reduce or refocus our product development efforts, resulting in loss of sales, increased costs and reduced revenues. Alternatively, to obtain needed funds for acquisitions or operations, we may seek to issue ordinary shares, or issue equity-linked debt, or we may choose to issue preferred shares, in either case through public or private financings. Additional funds may not be available on terms that are favorable to us and, in the case of such equity or equity-linked financings, may result in dilution to the holders of our ordinary shares. We could also be required to seek funds through arrangements with collaborative partners, and we may be required to relinquish rights to our product or future product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

We may be required to or choose to obtain further funding through public equity or equity linked offerings, debt financings, royalty-based financing arrangements, collaborations and licensing arrangements or other sources. To the extent that we raise additional capital through the sale of equity, convertible debt securities or other equity-based derivative securities, investors will be diluted, and new investors could gain rights, preferences and privileges senior to the holders of our ordinary shares. Furthermore, the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our ordinary shares to decline and existing shareholders may not agree with our financing plans or the terms of such financings. If we raise additional funds through collaborations or marketing, distribution or licensing, or royalty-based financing arrangements with third parties, we may have to relinquish valuable rights to future revenue streams or product candidates or grant licenses on terms that may not be favorable to us.

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

We reported a net loss of $48,832 in 2024. We reported cash used in operating activities of $46,907. Cash, cash equivalents and marketable securities as of December 31, 2024 totaled $73,777. Our business strategy is to primarily focus on the commercialization of LUMRYZ for the treatment of cataplexy or EDS in patients seven years of age and older with narcolepsy in the U.S. The successful pursuit of all components of our strategy will require substantial financial resources, and there can be no assurance that our existing cash, cash equivalents and marketable securities assets and the cash generated by our operations will be adequate for these purposes. Failure to implement any component of our strategy may prevent us from achieving profitability in the future or may otherwise have a material adverse effect on our financial condition and results of operation.

Risks Related to Regulation

The distribution and sale of LUMRYZ are subject to significant regulatory restrictions, including the requirements of a REMS and safety reporting requirements, and these regulatory requirements subject us to risks and uncertainties, any of which could negatively impact sales of LUMRYZ.

The API of LUMRYZ is sodium oxybate, a central nervous system depressant known to be associated with facilitated sexual assault as well as with respiratory depression and other serious side effects. As a result, the FDA requires that sponsors of sodium oxybate products, such as LUMRYZ, maintain a REMS to help ensure that the benefits of the drug outweigh the serious risks of the drug. The REMS for LUMRYZ imposes, among other requirements, controls and restrictions on the distribution of the product in the U.S. Any failure to demonstrate our substantial compliance with such REMS obligations, including as a result of business or other interruptions, or a determination by the FDA that the REMS is not meeting its goals, could result in enforcement action by the FDA, lead to changes in our REMS obligations, negatively affect sales of LUMRYZ, result in additional costs and expenses for us or require us to invest a significant amount of resources, any of which could materially and adversely affect our business, financial condition, results of operations and growth prospects.

We cannot predict whether the FDA will request, seek to require or ultimately require modifications to, or impose additional requirements on, the REMS for LUMRYZ in the future. Any modifications approved, required or rejected by the FDA could change the safety profile of LUMRYZ, and have a significant negative impact in terms of product liability, public acceptance of LUMRYZ for treatment of cataplexy or EDS in patients seven years of age and older with narcolepsy, and prescribers’ willingness to prescribe, and patients’ willingness to take, LUMRYZ, any of which could have a material adverse effect on our business. Modifications approved, required or rejected by the FDA could also make it more difficult or expensive for us to distribute LUMRYZ, make distribution easier for sodium oxybate competitors, disrupt continuity of care for LUMRYZ patients or negatively affect sales of LUMRYZ in the U.S.

Pharmaceutical companies, including their agents and employees, are required to monitor adverse events occurring during the use of their products and report them to the FDA. As required by the FDA, and similarly for other regulatory agencies, the adverse event information we collect for LUMRYZ must be regularly reported to the FDA and could result in the FDA requiring changes to LUMRYZ’s labeling, including additional warnings or boxed warnings, or requiring us to take other actions that could have an adverse effect on patient and prescriber acceptance of LUMRYZ.

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

LUMRYZ obtained orphan drug designation for the treatment of narcolepsy from the FDA in January 2018. Upon the approval of LUMRYZ in May 2023 by the FDA for the treatment of cataplexy or EDS in adults with narcolepsy and a finding of clinical superiority of LUMRYZ relative to marketed oxybate products, the FDA granted LUMRYZ seven years of orphan drug exclusivity. Additionally, LUMRYZ was approved by the FDA for use in the treatment of cataplexy or EDS in the pediatric narcolepsy population seven years of age and older in October 2024, and was granted orphan drug exclusivity for this patient population through October 2031. Even though we have obtained orphan drug exclusivities for LUMRYZ, those exclusivities may not effectively protect LUMRYZ from competition because different drugs can be approved for the same condition. Moreover, there can be no assurance that third parties will not attempt to disrupt the commercialization of LUMRYZ through litigation. Any orphan drug exclusive marketing rights may be lost if the FDA later determines the request for designation was materially defective or we are unable to assure sufficient quantity of LUMRYZ to meet the needs of patients with narcolepsy. The FDA may reevaluate its regulations and policies under the Orphan Drug Act. We do not know if, when or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes, the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

Risks Related to our Reliance on Third Parties

We rely, and intend to continue to rely on a limited number of suppliers for the development, manufacture and supply of LUMRYZ, and if we experience problems with these suppliers, or they fail to comply with applicable regulatory requirements or to supply sufficient quantities at acceptable quality levels or prices, or at all, our business would be materially and adversely affected.

Currently, we use a limited number of providers for the development, supply of clinical materials and supply of commercial batches for our product, LUMRYZ. We do not own or operate manufacturing facilities for clinical or commercial manufacture of LUMRYZ. We have limited personnel with experience in drug manufacturing, and we lack the capabilities to manufacture LUMRYZ on a clinical or commercial scale. There can be no assurance that our clinical development or commercial product supplies will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable quantities or prices to meet demand. If the supplies of these products or materials were interrupted for any reason (including but not limited to, natural disasters, labor or civil unrest, global health concerns or pandemics or acts of war or terrorism, delays at the manufacturer, delays related to quality control, and delays related to the supply chain), our manufacturing, clinical development or commercial activities of LUMRYZ (or any future product or product candidate) could be delayed. These delays could be extensive and expensive, especially in situations where a substitution is not readily available or required variations of existing regulatory approvals and certifications or additional regulatory approval.

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

We outsource many key functions of our business and therefore rely on a substantial number of consultants, advisors and outside contractors. If we are unable to effectively manage our outsourced activities or if the quality, accuracy, or availability of the services provided by such third parties is compromised for any reason, our development activities may be extended, delayed or terminated which would have an adverse effect on our development program and our business.

We depend on key personnel to execute our business plan. If we cannot attract and retain key personnel, we may not be able to successfully implement our business plan.

We are highly dependent on the expertise of Gregory Divis, our Chief Executive Officer and Thomas McHugh, our Chief Financial Officer, as well as the other key members of our management, legal, scientific, clinical and commercial team. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

As of December 31, 2024, we had 188 full-time employees. Our full-time employee base increased substantially in 2024 to advance the commercialization of LUMRYZ in the U.S. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to recognize and/or grow revenues could be reduced and we may not be able to execute our business strategy. Our future financial performance and our ability to commercialize LUMRYZ and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

In addition to potential future claims of infringement, we may experience delays in obtaining marketing approvals for additional indications for LUMRYZ or otherwise be delayed in marketing LUMRYZ for such other indications as a result of an ongoing injunction based on a prior claim of infringement. For example, on August 27, 2024, the United States District Court for the District of Delaware granted an injunction to prevent LUMRYZ from being approved or marketed for IH or other indications beyond those it has already received approval for. The injunction is currently set to expire in February 2036. While we have appealed that injunction, we may not prevail in that appeal. Accordingly, we may invest a significant amount of time and expense in preparing to seek approval for LUMRYZ in IH or other candidate indications only to be subject to significant delay or even additional patent litigation before such candidate indications may be approved or commercialized, if at all.

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

For 505(b)(2) NDAs, the patent certification and related provisions of the Hatch-Waxman Amendments apply. Accordingly, if the applicant relies for approval on the safety or effectiveness information for a previously approved drug, referred to as a listed drug, the applicant is required to include patent certifications in its 505(b)(2) NDA regarding any applicable patents covering the listed drug. If there are applicable patents listed in the FDA publication Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book, for the listed drug, and the applicant seeks to obtain approval prior to the expiration of one or more of those patents, the applicant may submit a Paragraph IV certification indicating its belief that the relevant patents are invalid or unenforceable or will not be infringed by the manufacture, import, use, offer for sale or sale of the product that is the subject of the 505(b)(2) application. Otherwise, the 505(b)(2) NDA cannot be approved by the FDA until the expiration of any patents listed in the Orange Book for the listed drug. There can be no assurance that we will not be required to submit a Paragraph IV certification in respect of any future product candidates for which we seek approval under Section 505(b)(2).

Following any Paragraph IV certification, an applicant will be required to provide notice of that certification to the NDA holder and patent owner. Under the Hatch-Waxman Amendments, the patent owner may file a patent infringement lawsuit after receiving such notice. If a patent infringement lawsuit is filed within 45 days of the patent owner’s or NDA holder’s receipt of notice (whichever is later), a one-time, automatic stay of the FDA’s ability to approve the 505(b)(2) NDA is triggered, which typically extends for 30 months unless patent litigation is resolved in favor of the Paragraph IV filer, the patent is removed from FDA’s Orange Book or the patent expires before that time. Accordingly, we may invest a significant amount of time and expense in the development of one or more product candidates only to be subject to significant delay and patent litigation before such product candidates, if approved, may be commercialized, if at all.

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

We are currently operating in a period of political and economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, ongoing military conflicts, including the conflict between Russia and Ukraine and the conflict in Israel, and high inflation and rising interest rates, any of which could have a material adverse effect on our business, financial condition and results of operations.

U.S. and global markets are experiencing volatility and disruption caused by political and economic uncertainty, including as a result of the ongoing Russia-Ukraine conflict and the effects of sanctions imposed on Russia as a result of the conflict, as well as the recent conflict in Israel and the Gaza Strip. In February 2022, a full-scale military invasion of Ukraine by Russian troops began. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine has led to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions, which has contributed to record inflation globally. In addition, global markets may experience additional disruptions as a result of the current armed conflict in Israel and the Gaza Strip, with Israel having declared war on Hamas, a U.S. designated Foreign Terrorist Organization, due to recent attacks. Furthermore, President Trump’s administration is expected to advocate for new policies, legislative changes, and administrative actions that could have additional impacts on our business. We are continuing to monitor inflation, the situations in Ukraine and Israel and global capital markets and assessing their potential impact on our business, including the impact on the supply chains we rely on for the manufacture of LUMRYZ or other future product candidates.

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

Significant political, trade, regulatory developments, and other circumstances beyond our control, could have a material adverse effect on our financial condition or results of operations

We operate globally and, if approved, we may sell our products in countries throughout the world. Significant political, trade, or regulatory developments in the jurisdictions in which we may sell our products, such as those stemming from the change in U.S. federal administration, are difficult to predict and may have a material adverse effect on us. Similarly, changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, on February 1, 2025, the U.S. imposed a 25% tariff on imports from Canada and Mexico, which were subsequently suspended for a period of one month, and a 10% additional tariff on imports from China. Historically, tariffs have led to increased political and trade tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations.

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

Risks Related to Ownership of Our Securities

The price of our ordinary shares has been volatile and may continue to be volatile.

The trading price of our ordinary shares has been, and is likely to continue to be, highly volatile. The market value of an investment in ordinary shares may fall sharply at any time due to this volatility. During the year ended December 31, 2024, the closing sale price of ordinary shares as reported on the Nasdaq Global Market ranged from $9.94 to $18.82. During the year ended December 31, 2023, the closing sale price of ordinary shares as reported on the Nasdaq Global Market ranged from $6.41 to $16.48. The market prices for securities of drug delivery, specialty pharma, biotechnology and pharmaceutical companies historically have been highly volatile. Factors that could adversely affect our share price include, among others:

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

In certain circumstances, as an Irish tax resident company, we may be required to deduct Irish dividend withholding tax (currently at the rate of 25%) from dividends paid to our shareholders. Shareholders who are resident in the U.S., EU countries (other than Ireland) or other countries with which Ireland has signed a tax treaty (whether the treaty has been ratified or not) generally should not be subject to Irish dividend withholding tax so long as the shareholder (a) where the shareholder is a body corporate, is not under the control of persons resident in Ireland and (b) has provided its broker, for onward transmission to our qualifying intermediary or other designated agent (in the case of shares held beneficially), or us or our transfer agent (in the case of shares held directly), with all the necessary documentation by the appropriate due date prior to payment of the dividend. However, some shareholders may be subject to dividend withholding tax, which could adversely affect the price of ordinary shares.

General Risk Factors

Provisions of our articles of association could delay or prevent a third-party’s effort to acquire us.

Our articles of association could delay, defer or prevent a third-party from acquiring us, even where such a transaction would be beneficial to the holders of our ordinary shares, or could otherwise adversely affect the price of our ordinary shares. For example, certain provisions of our articles of association:

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

We believe these provisions, if implemented in compliance with applicable law, may provide some protection to holders of our ordinary shares from coercive or otherwise unfair takeover tactics. These provisions are not intended to make us immune from takeovers. They will, however, apply even if some holders of our ordinary shares consider an offer to be beneficial and could delay or prevent an acquisition that our Board of Directors determines is in the best interest of the holders of our ordinary shares. Certain of these provisions may also prevent or discourage attempts to remove and replace incumbent directors.

In addition, mandatory provisions of Irish law could prevent or delay an acquisition of the Company by a third party. For example, Irish law does not permit shareholders of an Irish public limited company to take action by written consent with less than unanimous consent. In addition, an effort to acquire us may be subject to various provisions of Irish law relating to mandatory bids, voluntary bids, requirements to make a cash offer and minimum price requirements, as well as substantial acquisition rules and rules requiring the disclosure of interests in our ordinary shares in certain circumstances.

These provisions may discourage potential takeover attempts or bids for our ordinary shares at a premium over the market price or they may adversely affect the market price of, and the voting and other rights of the holders of, our ordinary shares. These provisions could also discourage proxy contests and make it more difficult for holders of our ordinary shares to elect directors other than the candidates nominated by our Board of Directors and could depress affect the market price of our ordinary shares.

Irish law differs from the laws in effect in the U.S. and might afford less protection to the holders of our ordinary shares and any actual or potential takeover offer for the Company will be subject to Irish Takeover Rules.

Holders of our ordinary shares could have more difficulty protecting their interests than would the shareholders of a corporation incorporated in a jurisdiction of the U.S. As an Irish-incorporated company, we are governed by Irish law, including the Irish Companies Act 2014 and the Irish Takeover Rules, which differs in some significant, and possibly material, respects from provisions set forth in various U.S. state laws applicable to U.S. corporations and their shareholders, including provisions relating to interested directors, mergers and acquisitions, takeovers, shareholder lawsuits and indemnification of directors. The duties of directors and officers of an Irish company are generally owed to the company only. Therefore, under Irish law shareholders of Irish companies do not generally have a right to commence a legal action against directors or officers and may only do so in limited circumstances. Directors of an Irish company must act with due care and skill, honestly and in good faith with a view to the best interests of the company. Directors must not put themselves in a position in which their duties to the company and their personal interests conflict and must disclose any personal interest in any contract or arrangement with the company or any of our subsidiaries. A director or officer can be held personally liable to the company in respect of a breach of duty to the company.

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

Security incidents and other disruptions could compromise confidential information, expose us to liability and cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store on our networks various intellectual property including our proprietary business information and that of customers, suppliers and business partners. The secure maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, we, like other companies in our industry, may experience threats to our information systems and infrastructure. These threats may include computer hacking, phishing attacks, ransomware, dissemination of computer viruses, worms and other destructive or disruptive software, attacks by hackers due to employee error, malfeasance or other disruptions. Any such incident could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, investigations by regulatory authorities in the U.S. and EU Member States, disruption to our operations and damage to our reputation, any of which could adversely affect our business.

We could suffer financial loss or the loss of valuable confidential information. Although we develop and maintain systems and controls designed to prevent these events from occurring and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely and there can be no assurance that any measures we take will prevent cyber-attacks, information security incidents, or data breaches that could adversely affect our business.

We have broad discretion in the use of our cash and may not use it effectively.

Our management has broad discretion in the use of our cash and may not apply our cash in ways that ultimately increases the value of any investment in our securities. We currently intend to use our cash to fund commercialization activities for LUMRYZ, to fund clinical trials for product candidates, to fund research and development activities for potential new product candidates, and for working capital, capital expenditures and general corporate purposes. As in the past, we expect to invest our excess cash in available-for-sale marketable securities, including corporate bonds, U.S. government securities, other fixed income securities and equities; and these investments may not yield a favorable return. If we do not invest or apply our cash effectively, our financial position and the price of our ordinary shares may decline.

We currently do not intend to pay dividends and cannot assure the holders of our ordinary shares that we will make dividend payments in the future.

We have never declared or paid a cash dividend on any of our ordinary shares and do not anticipate declaring cash dividends in the foreseeable future. Declaration of dividends will be at the sole discretion of our Board of Directors and depend upon, among other things, future earnings, if any, the operating and financial condition of our business, our capital requirements, general business conditions and such other factors as our Board of Directors deems relevant.

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

We are subject to income and other taxes in the U.S. and foreign jurisdictions. Changes to applicable U.S. or foreign tax laws and regulations, or their interpretation and application (which changes may have retroactive application), including with respect to net operating losses and research and development tax credits, could adversely affect us or holders of our ordinary shares. In recent years, many such changes have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisors regarding the implications of potential changes in tax laws on an investment in our ordinary shares.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2024, we had $227,344 of net operating losses in the U.S. Of the $227,344 of net operating losses in the U.S., $10,365 were acquired due to the acquisition of FSC Therapeutics and FSC Laboratories, Inc., (collectively “FSC”) and $212,637 are due to the losses at Avadel US Holdings, Inc. The portion due to the acquisition of FSC will expire in 2034 through 2035 and may not be fully utilized before they expire.

Under U.S. federal tax legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (“Tax Act”), U.S. federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such U.S. federal net operating losses is limited. Under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986 (the “Code”) if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage-point cumulative change (by value) in the equity ownership of certain shareholders over a rolling three-year period), the corporation’s ability to use its pre-change net operating losses and other pre-change tax attributes to offset its post-change taxable income or taxes may be limited. We may also experience ownership changes as a result of this offering or future issuances of our stock or as a result of subsequent shifts in our stock ownership, some of which are outside our control. We have completed an analysis to determine that no events have triggered an ownership change in the past. If any ownership changes are determined to be triggered in the future, our ability to use our current net operating losses to offset post-change taxable income or taxes would be subject to limitation. We will be unable to use our net operating losses if we do not attain profitability sufficient to offset our available net operating losses prior to their expiration.

As of December 31, 2024, we had approximately $71,588 of net operating losses in Ireland that do not have an expiration date. While these losses do not have an expiration date, substantial changes in the activities performed in these jurisdictions could have an impact on our ability to utilize these tax attributes in the future.

U.S. Holders of our ordinary shares may suffer adverse U.S. tax consequences if we are classified as a passive foreign investment company.

Generally, if, for any taxable year, at least 75% of our gross income is passive income, or at least 50% of the value of our assets is attributable to assets that produce passive income or are held for the production of passive income, including cash, we would be characterized as a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes. For purposes of these tests, passive income includes dividends, interest, and gains from the sale or exchange of investment property, rents, and royalties other than rents and royalties that are received from unrelated parties in connection with the active conduct of a trade or business. Our status as a PFIC depends on the composition of our income and the composition and value of our assets (for which purpose the total value of our assets may be determined in part by the market value of our ordinary shares, which are subject to change) from time to time. If we are characterized as a PFIC, U.S. Holders (as defined below under “Material U.S. Federal Income Tax Considerations for U.S. Holders”) of our ordinary shares may suffer materially adverse tax consequences, including having gains realized on the sale of our ordinary shares treated as ordinary income, rather than capital gain, the loss of the preferential rate applicable to dividends received on our ordinary shares by individuals who are U.S. Holders, and having interest charges apply to distributions by us and the proceeds of sales of our ordinary shares.

We believe that we were not a PFIC for the taxable year ending December 31, 2024 and, based on the expected value of our assets, including any goodwill, and the expected nature and composition of our income and assets, we expect that we will not be a PFIC for our current taxable year. However, our status as a PFIC is a fact-intensive determination subject to various uncertainties, and we cannot provide any assurances regarding our PFIC status for the current, prior or future taxable years.

Certain U.S. Holders that own 10 percent or more of the vote or value of our ordinary shares may suffer adverse U.S. tax consequences because our non-U.S. subsidiaries are expected to be classified as controlled foreign corporations.

Each ‘‘Ten Percent Shareholder’’ (as defined below) in a non-U.S. corporation that is classified as a ‘‘controlled foreign corporation’’ (a “CFC”), for U.S. federal income tax purposes generally is required to include in income for U.S. federal tax purposes such Ten Percent Shareholder’s pro rata share of the CFC’s ‘‘Subpart F income’’ and investment of earnings in U.S. property, even if the CFC has made no distributions to its shareholders. Subpart F income generally includes dividends, interest, rents, royalties, ‘‘global intangible low-taxed income,’’ gains from the sale of securities and income from certain transactions with related parties. In addition, a Ten Percent Shareholder that realizes gain from the sale or exchange of shares in a CFC may be required to classify a portion of such gain as dividend income rather than capital gain. A non-U.S. corporation generally will be classified as a CFC for U.S. federal income tax purposes if Ten Percent Shareholders own, directly or indirectly, more than 50% of either the total combined voting power of all classes of stock of such corporation entitled to vote or of the total value of the stock of such corporation. A ‘‘Ten Percent Shareholder’’ is a U.S. person (as defined by the Code) who owns or is considered to own 10% or more of the total combined voting power of all classes of stock entitled to vote or 10% or more of the total value of all classes of stock of such corporation.

We believe that we were not a CFC in the 2024 taxable year, but that our non-U.S. subsidiaries were CFCs in the 2024 taxable year. We anticipate that our non-U.S. subsidiaries will remain CFCs in the 2024 taxable year, and it is possible that we may become a CFC in the 2025 taxable year or in a subsequent taxable year. The determination of CFC status is complex and includes attribution rules, the application of which is not entirely certain. U.S. Holders should consult their own tax advisors with respect to the potential adverse U.S. tax consequences of becoming a Ten Percent Shareholder in a CFC, including the possibility and consequences of becoming a Ten Percent Shareholder in one or more of our non-U.S. subsidiaries that are anticipated to be treated as CFCs. If we are classified as both a CFC and a PFIC, we generally will not be treated as a PFIC with respect to those U.S. Holders that meet the definition of a Ten Percent Shareholder during the period in which we are a CFC, subject to certain exceptions.

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to compliance requirements, including establishing and maintaining internal controls over financial reporting. We may be exposed to potential risks if we are unable to comply with requirements to maintain internal controls over financial reporting or if we identify material weaknesses.

As a company, publicly listed in the U.S., we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the listing rules of the Nasdaq Stock Market ("Nasdaq"), and incur significant legal, accounting and other expenses to comply with applicable requirements. These rules impose various requirements on public companies, including requiring certain corporate governance practices. Our management and other personnel devote a substantial amount of time to these requirements. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly.

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

Sales of a substantial number our ordinary shares by us or existing security holders in the public market could cause our share price to fall.

Sales of a substantial number of our ordinary shares by us or existing security holders in the public market or the perception that these sales might occur could depress the market price and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our ordinary shares. In addition, the sale of substantial amounts of our ordinary shares could adversely impact its price. As of February 26, 2025, we had outstanding 96,629 ordinary shares, options to purchase 11,795 ordinary shares, with an average exercise price of $8.52 and unsettled restricted shares relating to 133 ordinary shares. The sale or the availability for sale of a large number of our ordinary shares in the public market could cause the market price of our ordinary shares to decline.

Because we expect we will need to raise additional capital to fund our future activities, we may in the future sell substantial amounts of our ordinary shares or securities convertible into or exchangeable for ordinary shares.

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

Transfers of ordinary shares could be subject to Irish stamp duty (currently at the rate of 1% of the higher of the price paid or the market value of the shares acquired). Payment of Irish stamp duty is generally a legal obligation of the transferee. The potential for stamp duty to arise on transfers of ordinary shares could adversely affect the price of our ordinary shares.

Our business is subject to evolving corporate governance and public disclosure regulations and expectations with respect to environmental, social and governance ("ESG") matters, that could expose us to numerous risks.

We are subject to the evolving rules and regulations with respect to ESG matters of a number of governmental and self-regulatory bodies and organizations, such as the SEC, NASDAQ, the EU, and the Irish and other governments and regulatory authorities, that could make compliance more difficult and uncertain. In addition, regulators, customers, investors, employees and other stakeholders are increasingly focused on ESG matters and related disclosures. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention to comply with or meet those regulations and expectations.

Developing and acting on ESG initiatives and collecting, measuring and reporting ESG-related information and metrics can be costly, difficult and time consuming. Further, ESG-related information is subject to evolving reporting standards including the SEC's proposed climate-related reporting requirements, the EU Corporate Sustainability Reporting Directive, and the EU Corporate Sustainability Due Diligence Directive. Our ESG initiatives and goals could be difficult and expensive to implement, and we could be criticized for the accuracy, adequacy, consistency or completeness of our ESG disclosures. Further, statements about our ESG-related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our ESG goals on a timely basis, or at all, our reputation and financial results could be adversely affected, and we could be exposed to litigation.

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

Although we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect the Company, the financial institutions with which the Company has credit agreements or arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets generally, or concerns or negative expectations about the prospects for companies in the financial services industry.

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

We did not experience any material cybersecurity threats or incidents for the year ended December 31, 2024.

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

Item 2.        Properties.
We have commercial and administrative activities located in Chesterfield, Missouri. In January 2025, our lease expired which consisted of 24,236 square feet of office space. Effective February 2025, we decreased our office space to consist of 17,065 square feet, and the amended lease expires in January 2029.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K for more information regarding our investment activities and principal capital expenditures over the last two years.

Item 3.        Legal Proceedings.
For information regarding legal proceedings we are involved in, see Note 13: Contingent Liabilities and Commitments to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 4.        Mine Safety Disclosures.
Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock Data (per share):

The principal trading market for our ordinary shares is the Nasdaq Global Market under the symbol “AVDL”. There is no foreign trading market for our ordinary shares or any other equity security issued by us.

As of February 26, 2025, there were 96,629 ordinary shares outstanding, and our closing stock price was $7.97 per share.

Holders

As of February 26, 2025, there were 130 holders of record of our ordinary shares.

Dividends
We have never declared or paid a cash dividend on any of our shares and do not anticipate declaring cash dividends in the foreseeable future.
Equity Compensation Plan
The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the year ended December 31, 2024.

Recent Sales of Unregistered Securities

None.

Irish taxes applicable to U.S. holders

The following is a general summary of the main Irish tax considerations applicable to the purchase, ownership and disposition of our ordinary shares by U.S. holders. It is based on existing Irish law and practices in effect on February 28, 2025, and on correspondence with the Irish Revenue Commissioners. Legislative, administrative or judicial changes may modify the tax consequences described below.

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

CAT is levied at a rate of 33% above certain tax‑free thresholds. The appropriate tax‑free threshold is dependent upon (i) the relationship between the donor and the recipient, and (ii) the aggregation of the values of previous gifts and inheritances received by the recipient from persons within the same category of relationship for CAT purposes. Gifts and inheritances passing between spouses are exempt from CAT. Prior to October 2, 2024, children had a tax-free threshold of €335,000 in respect of taxable gifts or inheritances received from their parents. This threshold has been increased in respect of gifts or inheritances received by children from their parents on or after October 2, 2024. As such, children have a tax-free threshold of €400,000 in respect of taxable gifts or inheritances received from their parents on or after October 2, 2024. Our shareholders should consult their own tax advisers as to whether CAT is creditable or deductible in computing any domestic tax liabilities.

Stamp duty

Irish stamp duty may become payable in respect of ordinary share transfers. However, a transfer of our ordinary shares from a seller who holds shares through DTC to a buyer who holds the acquired shares through DTC should not be subject to Irish stamp duty. A transfer of our ordinary shares (i) by a seller who holds ordinary shares outside of DTC to any buyer, or (ii) by a seller who holds the ordinary shares through DTC to a buyer who holds the acquired ordinary shares outside of DTC, may be subject to Irish stamp duty, which is currently at the rate of 1% of the price paid or the market value of the ordinary shares acquired, if greater. The person accountable for payment of stamp duty is generally the buyer or, in the case of a transfer by way of a gift or for less than market value, all parties to the transfer.

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

Share Performance Graph

The following graph compares the cumulative 5-year return provided to shareholders of Avadel’s ordinary shares relative to the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Biotechnology Index. We believe these indices are the most appropriate indices against which the total shareholder return of Avadel should be measured. The Nasdaq Biotechnology Index has been selected because it is an index of U.S. quoted biotechnology and pharmaceutical companies. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our ordinary shares and in each of the indexes on January 1, 2020 and our relative performance is tracked through December 31, 2024. The comparisons shown in the graph are based upon historical data and we caution that the stock price performance shown in the graph is not indicative of, or intended to forecast, the potential future performance of our stock.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
$250
$200
$150
$100
$50
$0
1/20
12/20
12/21
12/22
12/23
12/24
Avadel Pharmaceuticals
NASDAQ Composite
NASDAQ Biotechnology

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

Information pertaining to fiscal year 2022 was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, on pages 62 through 72, under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed with the SEC on February 29, 2024.

Overview
Nature of Operations
Avadel Pharmaceuticals plc (Nasdaq: AVDL) (“Avadel,” the “Company,” “we,” “our,” or “us”) is a biopharmaceutical company. LUMRYZ is an extended-release formulation of sodium oxybate indicated to be taken once at bedtime for the treatment of cataplexy or EDS in patients seven years of age and older with narcolepsy.

As of the date of this Annual Report, LUMRYZ is the only commercial product in our portfolio. We continue to evaluate opportunities to expand our product portfolio.

LUMRYZ

LUMRYZ was approved by the FDA on May 1, 2023 for the treatment of cataplexy or EDS in adults with narcolepsy. The FDA also granted seven years of ODE to LUMRYZ for the treatment of cataplexy or EDS in adults with narcolepsy due to a finding of clinical superiority of LUMRYZ relative to currently marketed oxybate treatments. In particular, the FDA found that LUMRYZ makes a major contribution to patient care over currently marketed, twice-nightly oxybate treatments by providing a once-nightly dosing regimen that avoids nocturnal arousal to take a second dose. The ODE will continue until May 1, 2030. In June 2023, we announced the U.S. commercial launch of LUMRYZ for the treatment of cataplexy or EDS in adults living with narcolepsy. LUMRYZ was approved by the FDA for use in the treatment of cataplexy or EDS in the pediatric narcolepsy population seven years of age and older on October 16, 2024, and was granted ODE for this patient population through October 16, 2031.

The FDA has required implementation of a REMS to help ensure the benefits of the drug outweigh the risks of serious adverse outcomes resulting from inappropriate prescribing, misuse, abuse, and diversion of the same. Under the LUMRYZ REMS, healthcare providers who prescribe the drug must be specially certified, pharmacies that dispense the drug must be specially certified, and the drug must be dispensed only to patients who have enrolled in the LUMRYZ REMS and completed all REMS requirements, including documentation of safe use conditions.

Numerous LUMRYZ-related U.S. patents have been issued having expiration dates spanning from mid-2037 to early-2042, and there are additional patent applications currently in development and/or pending at the U.S. Patent and Trademark Office (“USPTO”), as well as foreign patent offices. We currently have 30 U.S. patents listed for LUMRYZ in FDA’s Orange Book.

With respect to clinical data generated for LUMRYZ, we conducted a Phase 3 clinical trial of LUMRYZ (the “REST-ON trial”), which was a randomized, double-blind, placebo-controlled study that enrolled 212 patients who received at least one dose of LUMRYZ or placebo, and was conducted in clinical sites in the U.S., Canada, Western Europe and Australia. Positive top line data from the REST-ON trial were announced on April 27, 2020. REST-ON trial results have been published by Kushida et al.

Additionally, our open-label extension/switch study of LUMRYZ (“RESTORE”) examined the long-term safety and maintenance of efficacy of LUMRYZ in patients with narcolepsy who participated in the REST-ON trial, as well as dosing and preference data for patients who switched from twice-nightly sodium oxybate to once-at-bedtime LUMRYZ, regardless of whether they participated in the REST-ON trial. In May 2021, inclusion criteria were expanded to allow for oxybate naïve patients to enter the study. The last patient visit occurred in October 2023. RESTORE results for the largest cohort, those who switched from twice-nightly oxybates, have been published, which include the 94% preference for the once-nightly dosing regimen that LUMRYZ provides.

We believe LUMRYZ has the potential to demonstrate improved dosing compliance, safety, and patient satisfaction over other treatment options for cataplexy or EDS in patients seven years of age and older with narcolepsy.

Avadel has initiated a pivotal trial in IH, REVITALYZ, which is a double-blind, placebo-controlled, randomized withdrawal, multicenter Phase 3 study designed to evaluate the efficacy and safety of LUMRYZ, in treating IH. We expect to enroll approximately 150 adults in the study who are diagnosed with IH. On July 31, 2024, we announced that the first patient was dosed in this study.

The primary objective of REVITALYZ is to demonstrate reduction in daytime sleepiness as measured by the primary endpoint, change in total score of the Epworth Sleepiness Scale at week 14. Secondary endpoints will evaluate the effect of LUMRYZ on additional efficacy parameters including patient and clinician global impression of change, IH severity, and a measure of the functional outcomes of sleep.

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

•Generics Playing a Larger Role in Healthcare: Generic pharmaceutical products will continue to play a large role in the U.S. healthcare system. LUMRYZ may face competition from manufacturers of generic twice-nightly sodium oxybate formulations. In January 2023, Hikma Pharmaceuticals plc, announced that it launched an authorized generic version of Jazz’s Xyrem (sodium oxybate). In July 2023, Amneal Pharmaceuticals, Inc. announced that it launched an authorized generic version of Jazz’s Xyrem (sodium oxybate).

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

Financial Highlights

Highlights of our consolidated results for the year ended December 31, 2024 are as follows:

•Net product revenue was $169,117 for the year ended December 31, 2024, compared to net product revenue of $27,963 for the year ended December 31, 2023. LUMRYZ was approved by the FDA on May 1, 2023 for the treatment of cataplexy or EDS in adults with narcolepsy and we began shipping product to our customers in June 2023.

•Gross profit was $153,840 during the year ended December 31, 2024, compared to gross profit of $27,117 for the year ended December 31, 2023. Cost of products sold increased during the year ended December 31, 2024 compared to the year ended December 31, 2023, due to higher sales of LUMRYZ and an estimated ongoing royalty on net product revenue in the current period. Prior period cost of products sold included a greater portion of inventory purchased or produced that was expensed as research and development prior to FDA approval.

•Total operating expense was $196,239 for the year ended December 31, 2024, compared to total operating expense of $164,966 for the year ended December 31, 2023. Selling, general & administrative expenses increased $29,338 during the year ended December 31, 2024, driven by increased headcount and costs associated with the commercial launch of LUMRYZ, offset by lower legal costs. Research and development expenses increased $1,935 during the year ended December 31, 2024 due to new clinical work to evaluate the efficacy and safety of LUMRYZ given as a once-at-bedtime dose in IH, offset by lower pre-commercial related expenses for LUMRYZ for the treatment of cataplexy or EDS in adults living with narcolepsy.

•Operating loss was $42,399 for the year ended December 31, 2024 compared to operating loss of $137,849 in the same period last year.

•Diluted net loss per share was $0.51 for the year ended December 31, 2024 compared to diluted net loss per share of $2.00 in the same period last year.

•Cash, cash equivalents and marketable securities decreased to $73,777 at December 31, 2024 from $105,111 at December 31, 2023. The $31,334 decrease in cash, cash equivalents and marketable securities during the year ended December 31, 2024 was driven primarily by net cash used in operating activities of $46,907, offset by net proceeds of $9,250 from the issuance of shares off the at-the-market offering program and $6,720 of proceeds from stock option exercises and employee share purchase plan issuances.

Critical Accounting Policies and Estimates
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

Patient Financial Assistance Programs

We offer certain patient financial assistance programs. We have multiple programs to assist patients, including patient financial assistance programs. We estimate a reserve for these patient financial assistance programs primarily based on expected utilization by patients. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of gross product sales.

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

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating our ability to recover our deferred tax assets in the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income or loss, tax-planning strategies, and results of recent operations. The assumptions about future taxable income or loss require the use of significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. The Company's cumulative loss position is significant negative evidence in assessing the need for a valuation allowance on its deferred tax assets. Given the weight of objectively verifiable historical losses from operations, the Company continues to record a full valuation allowance on its deferred tax assets in 2024. The Company will be able to reverse the valuation allowance when it has shown its ability to generate taxable income on a consistent basis in future periods. The valuation allowance does not have an impact on the Company's ability to utilize any net operating losses or other tax attributes to offset cash taxes payable as these items are still eligible to be used.

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

We have not recorded a deferred tax liability for any income or withholding taxes that may arise as the result of the distribution of unremitted earnings within our Company. As of December 31, 2024, we had unremitted earnings of $3,755 outside of Ireland as measured on a U.S. GAAP basis. Based on our estimates that future domestic cash generation will be sufficient to meet future domestic cash needs along with our specific plans for reinvestment, we have not recorded a deferred tax liability for any income or withholding taxes that may arise from a distribution that would qualify as a dividend for tax purposes. It is not practicable to estimate the amount of deferred tax liability on such remittances, if any. We believe that our estimates for deferred income taxes and the amount of benefits recognized for uncertain tax positions are appropriate based on current facts and circumstances.

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

We can test for goodwill impairment by first performing a qualitative assessment to determine whether a quantitative goodwill test is necessary or we can elect to forgo the qualitative assessment and perform the quantitative goodwill test. We elected to perform a qualitative assessment of goodwill in 2024 and 2023. Upon performing the qualitative assessment of goodwill, qualitative factors are assessed to determine whether it is more likely than not that the fair value is less than the carrying amount.

Based on the results of the annual qualitative assessment of goodwill for 2024, we concluded it is not more likely than not that the fair value of the reporting unit is less than the carrying amount and therefore, did not perform a quantitative goodwill test or record an impairment.

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

Results of Operations
The following is a summary of our financial results (in thousands, except per share amounts):

	Years Ended December 31,		Change
			2024 vs. 2023
Comparative Statements of Loss:	2024	2023	$	%

Net product revenue	$169,117	$27,963	$141,154	504.8%
Cost of products sold	15,277	846	14,431	1,705.8%
Gross profit	153,840	27,117	126,723	467.3%
Operating expenses:
Research and development expenses	15,196	13,261	1,935	14.6%
Selling, general and administrative expenses	181,043	151,705	29,338	19.3%
Total operating expenses	196,239	164,966	31,273	19.0%
Operating loss	(42,399)	(137,849)	95,450	(69.2)%
Investment and other income, net	4,150	87	4,063	4,670.1%
Interest expense	(10,830)	(9,886)	(944)	9.5%
Loss on extinguishment of debt	—	(13,129)	13,129	(100.0)%
Loss before income taxes	(49,079)	(160,777)	111,698	(69.5)%
Income tax benefit	(247)	(501)	254	(50.7)%
Net loss	$(48,832)	$(160,276)	$111,444	(69.5)%
Net loss per share - diluted	$(0.51)	$(2.00)	$1.49	(74.5)%

	Years Ended December 31,		Change
			2024 vs. 2023
Gross Profit:	2024	2023	$	%

Net product revenue	$169,117	$27,963	$141,154	504.8%
Cost of products sold	15,277	846	14,431	1,705.8%
Gross profit	$153,840	$27,117	$126,723	467.3%
Gross profit as a percentage of net product revenue	91.0%	97.0%

Net product revenue was $169,117 during the year ended December 31, 2024. LUMRYZ was approved by the FDA on May 1, 2023 for the treatment of cataplexy or EDS in adults with narcolepsy and we began shipping product to our customers in June 2023. Cost of products sold increased $14,431 during the year ended ended December 31, 2024 as compared to the same period in the prior year. The increase in cost of products sold during the period was due to higher sales of LUMRYZ and an estimated ongoing royalty on net product revenue in the current period. Additionally, prior period cost of products sold included a greater portion of inventory purchased or produced that was expensed as research and development prior to FDA approval.

			Change
	Years Ended December 31,		2024 vs. 2023
Research and Development Expenses:	2024	2023	$	%

Research and development expenses	$15,196	$13,261	$1,935	14.6%

Research and development expenses increased $1,935 or 14.6% during the year ended December 31, 2024 as compared to the same period in 2023. This increase was driven by new clinical work for LUMRYZ in treating IH during the period of $8,200 and higher compensation costs of $1,400 due to increased headcount, offset by lower pre-commercial related expenses for LUMRYZ for the treatment of cataplexy or EDS in adults living with narcolepsy of $7,700.

			Change
	Years Ended December 31,		2024 vs. 2023
Selling, General and Administrative Expenses:	2024	2023	$	%

Selling, general and administrative expenses	$181,043	$151,705	$29,338	19.3%

Selling, general and administrative expenses increased $29,338 or 19.3% during the year ended December 31, 2024 as compared to the same period in 2023. This increase was primarily driven by higher costs associated with the commercial launch of LUMRYZ of $15,400 and higher compensation costs of $15,100 due to increased headcount, offset by lower legal fees of $6,600 and $1,300 of costs related to financing activities incurred in 2023 that did not recur in the current period. The increase in selling, general and administrative expense during the year ended December 31, 2024 also includes $5,500 of nonrecurring fees associated with terminating our ADSs.

			Change
	Years Ended December 31,		2024 vs. 2023
Investment and other income, net:	2024	2023	$	%

Investment and other income, net	$4,150	$87	$4,063	4670.1%

Investment and other income, net increased $4,063 or 4,670.1% for the year ended December 31, 2024 as compared to the same period in 2023. This increase was driven primarily by higher net realized gains of approximately $3,400.

	Years Ended December 31,		Change
			2024 vs. 2023
Loss on Extinguishment of Debt:	2024	2023	$	%

Loss on extinguishment of debt	$—	$(13,129)	$13,129	(100.0)%

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

Liquidity and Capital Resources
Overview of Sources and Uses of Cash
Our ability to generate revenue started following the launch of LUMRYZ in June 2023. For the twelve month period ending December 31, 2025, we project that our fixed commitments will include (i) payments on our royalty financing obligation, (ii) capital commitments, and (iii) lease payments. We project that our long-term fixed commitments will include (i) payments on our royalty financing obligation, (ii) capital commitments, and (iii) lease payments.
Risk Management
The adequacy of our cash resources depends on the outcome of certain business conditions including the cost of our ongoing LUMRYZ commercialization activities, our cost structure, and other factors set forth in “Risk Factors” within Part I, Item 1A of this Annual Report on Form 10-K. We will need to commit substantial resources to support the commercialization of LUMRYZ which could result in future losses or otherwise limit our opportunities or affect our ability to operate our business. Our assumptions concerning the outcome of certain business conditions may prove to be wrong or other factors may adversely affect our business, and as a result we could exhaust or significantly decrease our available cash, cash equivalents and marketable securities balances which could, among other things, force us to raise additional funds and/or force us to reduce our expenses, either of which could have a material adverse effect on our business. Additionally, we are unable to estimate the near or long term impacts of inflation, and rising interest rates, which may have a material adverse impact on our business.

We believe our existing cash, cash equivalents and marketable securities, along with cash anticipated from sales of LUMRYZ, provides sufficient capital to meet our operating, royalty obligation and capital requirements for the next twelve months following the date of this Annual Report.

Debt Arrangements

On March 29, 2023, we entered into a royalty purchase agreement (“RPA”) with RTW Investments, L.P. (“RTW”) for up to $75,000 of royalty financing in two tranches. On August 1, 2023, the Company received the first tranche of $30,000. As a result of receiving the first tranche, we are required to make quarterly royalty payments calculated as 3.75% of worldwide net product revenue of LUMRYZ, up to a total payback of $75,000. The Company allowed the second tranche to expire on August 31, 2024 and paid a one-time commitment fee of $2,000 to RTW based on the terms of the RPA.

Capital Commitments

We have a four year commitment with a CDMO to manufacture the LUMRYZ drug product of approximately $3,000 to $4,200 per year as determined by the terms of the agreement with the CDMO.

At December 31, 2024, we have leases for office space and a production suite. We have a current obligation of $683 due within one year and a long-term obligation of $1,270 due between January 1, 2026 and December 31, 2028. See Note 9: Leases to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further details for further details.

Consolidated Statement of Cash Flows
Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows, are summarized in the following table:

	Years Ended December 31,		Change
Net Cash (Used In) Provided By	2024	2023	$	%

Operating activities	$(46,907)	$(128,511)	$81,604	(63.5)%
Investing activities	51,780	(50,093)	101,873	(203.4)%
Financing activities	15,970	135,335	(119,365)	(88.2)%

Operating Activities
Net cash used in operating activities was $46,907 for the year ended December 31, 2024, compared to cash used in operating activities of $128,511 in the prior year. Net cash used in operating activities for the year ended December 31, 2024 was driven by net loss of $48,832 and unfavorable changes in working capital of $20,315, offset by favorable non-cash adjustments of $22,240 comprised primarily of share-based compensation expense. For the year ended December 31, 2023, net cash used in operating activities was driven by net loss of $160,276 and unfavorable changes in working capital of $2,999, offset by favorable non-cash adjustments of $34,764.

Investing Activities

Net cash provided by investing activities was $51,780 for the year ended December 31, 2024 compared to net cash used in investing activities of $50,093 in the prior year. Net cash provided by investing activities for the year ended December 31, 2024 was due to net proceeds received from the excess of sales over purchases of marketable securities of $51,780. Net cash used in investing activities for the year ended December 31, 2023 was due to net purchases of marketable securities over proceeds received from the excess of sales of $50,093 as a result of investing the proceeds of our financing activities.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2024 of $15,970 was a result of net proceeds of $9,250 from the issuance of shares from the at-the-market offering program and $6,720 of proceeds from stock option exercises and employee share purchase plan issuances. Net cash provided by financing activities for the year ended December 31, 2023 of $135,335 was a result of net proceeds of $134,151 received in exchange for issuing 12,205 ordinary shares and 4,706 Series B Preferred Shares in the April 3, 2023 public offering, proceeds of $30,000 received for the first tranche of the RPA, net proceeds from the issuance of shares off the at-the-market offering program of $11,913 and $2,293 of proceeds from stock option exercises and employee share purchase plan issuances, offset by settlement of the October 2023 Notes of $21,165, settlement of the February 2023 Notes of $17,500 and debt issuance costs of $4,357.

Other Matters
Litigation
We are subject to potential liabilities generally incidental to our business arising out of present and future lawsuits and claims related to product liability, personal injury, contract, commercial, intellectual property, tax, employment, compliance and other matters that arise in the ordinary course of business. We accrue for potential liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. At December 31, 2024 and December 31, 2023, there were no contingent liabilities with respect to any litigation, arbitration or administrative or other proceeding that are reasonably likely to have a material adverse effect on our consolidated financial position, results of operations, cash flows or liquidity. For information regarding legal proceedings we are involved in, see Note 13: Contingent Liabilities and Commitments to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Foreign Exchange Risk

We are exposed to foreign currency exchange risk as the functional currency financial statements of a non-U.S. subsidiary is translated to U.S. dollars. The assets and liabilities of this non-U.S. subsidiary having a functional currency other than the U.S. dollar is translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and at the average exchange rate for the reporting period for revenue and expense accounts. The cumulative foreign currency translation adjustment is recorded as a component of accumulated other comprehensive loss in shareholders’ equity. The reported results of this non-U.S. subsidiary will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. Our primary currency translation exposure is related to one subsidiary that has functional currencies denominated in euro. A 10% strengthening/weakening in the rates used to translate the results of our non-U.S. subsidiaries that have functional currencies denominated in euro as of December 31, 2024 would have had an immaterial impact on net loss for the year ended December 31, 2024.

Transactional exposure arises where transactions occur in currencies other than the functional currency. Transactions in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction. The resulting monetary assets and liabilities are translated into the appropriate functional currency at exchange rates prevailing at the balance sheet date and the resulting gains and losses are reported in investment and other income (expense), net in the consolidated statements of loss. As of December 31, 2024, our primary exposure is to transaction risk related to euro net monetary assets and liabilities held by subsidiaries with a U.S. dollar functional currency. Realized and unrealized foreign exchange gains resulting from transactional exposure were immaterial for the year ended December 31, 2024.

Inflation Risk

Inflation generally affects us by increasing our costs of labor and supplies and the costs of our third parties we rely on for the development, manufacture and supply of our products. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the year ended December 31, 2024. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the near future (especially if inflation rates rise) due to an impact on the costs to conduct clinical trials, the costs to commercially launch LUMRYZ, labor costs we incur to attract and retain qualified personnel, and other operational costs. Inflationary costs could adversely affect our business, financial condition and results of operations.

Item 8.         Financial Statements and Supplementary Data.

AVADEL PHARMACEUTICALS PLC
CONSOLIDATED STATEMENTS OF LOSS
(In thousands, except per share data)

	Years ended December 31,
	2024	2023	2022

Net product revenue	$169,117	$27,963	$—
Cost of products sold	15,277	846	—
Gross profit	153,840	27,117	—
Operating expenses:
Research and development expenses	15,196	13,261	20,700
Selling, general and administrative expenses	181,043	151,705	74,516
Restructuring expense	—	—	3,345
Total operating expenses	196,239	164,966	98,561
Operating loss	(42,399)	(137,849)	(98,561)
Investment and other income (expense), net	4,150	87	(536)
Interest expense	(10,830)	(9,886)	(12,342)
Loss on extinguishment of debt	—	(13,129)	—
Loss before income taxes	(49,079)	(160,777)	(111,439)
Income tax (benefit) provision	(247)	(501)	26,025
Net loss	$(48,832)	$(160,276)	$(137,464)

Net loss per share - basic	$(0.51)	$(2.00)	$(2.29)
Net loss per share - diluted	$(0.51)	$(2.00)	$(2.29)

Weighted average number of shares outstanding - basic	95,141	80,174	60,094
Weighted average number of shares outstanding - diluted	95,141	80,174	60,094

See accompanying notes to consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Years ended December 31,
	2024	2023	2022
Net loss	$(48,832)	$(160,276)	$(137,464)
Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) income	(623)	331	(597)
Net other comprehensive (loss) income, net of income tax expense of $0, $0, and $0, respectively	(790)	2,843	(1,804)
Total other comprehensive (loss) income, net of tax	(1,413)	3,174	(2,401)
Total comprehensive loss	$(50,245)	$(157,102)	$(139,865)

See accompanying notes to consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$51,371	$31,167
Marketable securities	22,406	73,944
Accounts receivable, net	34,097	12,103
Inventories	20,298	10,380
Prepaid expenses and other current assets	6,036	6,608
Total current assets	134,208	134,202
Property and equipment, net	453	585
Operating lease right-of-use assets	1,702	2,591
Goodwill	16,836	16,836
Other non-current assets	11,037	10,484
Total assets	$164,236	$164,698

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of operating lease liability	$582	$934
Accounts payable	7,328	11,433
Accrued expenses	40,651	24,227
Other current liabilities	273	261
Total current liabilities	48,834	36,855
Long-term operating lease liability	1,122	1,690
Royalty financing obligation	35,249	32,760
Other non-current liabilities	5,183	5,654
Total liabilities	90,388	76,959

Shareholders’ equity:
Preferred shares, nominal value of $0.01 per share; 50,000 shares authorized; zero issued and outstanding at December 31, 2024 and 5,194 issued and outstanding at December 31, 2023	—	52
Ordinary shares, nominal value of $0.01 per share; 500,000 shares authorized; 96,518 issued and outstanding at December 31, 2024 and 89,825 issued and outstanding at December 31, 2023	965	898
Additional paid-in capital	891,791	855,452
Accumulated deficit	(794,328)	(745,496)
Accumulated other comprehensive loss	(24,580)	(23,167)
Total shareholders’ equity	73,848	87,739
Total liabilities and shareholders’ equity	$164,236	$164,698

See accompanying notes to consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Ordinary shares		Preferred shares		Additional	Accumulated	Accumulated other comprehensive	Total shareholders’
	Shares	Amount	Shares	Amount	paid-in capital	deficit	loss	equity (deficit)
Balance, December 31, 2021	58,620	$586	488	$5	$549,349	$(447,756)	$(23,940)	$78,244
Net loss	—	—	—	—	—	(137,464)	—	(137,464)
Other comprehensive loss	—	—	—	—	—	—	(2,401)	(2,401)
Change in fair value of October 2023 Notes conversion feature	—	—	—	—	5,508	—	—	5,508
Issuance of common stock under at-the-market offering program, net of issuance costs	3,588	36	—	—	25,282	—	—	25,318
Amortization of deferred issuance costs	—	—	—	—	(45)	—	—	(45)
Exercise of stock options	451	4	—	—	2,456	—	—	2,460
Vesting of restricted shares	144	1	—	—	(1)	—	—	—
Employee share purchase plan share issuance	75	1	—	—	221	—	—	222
Share-based compensation expense	—	—	—	—	7,013	—	—	7,013
Balance, December 31, 2022	62,878	$628	488	$5	$589,783	$(585,220)	$(26,341)	$(21,145)
Net loss	—	—	—	—	—	(160,276)	—	(160,276)
Other comprehensive income	—	—	—	—	—	—	3,174	3,174
Issuance of common stock under at-the-market offering program, net of issuance costs	1,564	16	—	—	11,897	—	—	11,913
Amortization of deferred issuance costs	—	—	—	—	(16)	—	—	(16)
April 2023 public offering, net of issuance costs	12,205	122	4,706	47	133,982	—	—	134,151
Mandatory Exchange of April 2027 Notes, net of issuance costs	12,347	123	—	—	101,689	—	—	101,812
Settlement of October 2023 Notes	408	4	—	—	18	—	—	22
Exercise of stock options	343	4	—	—	2,058	—	—	2,062
Vesting of restricted shares	33	—	—	—	—	—	—	—
Employee share purchase plan share issuance	47	1	—	—	230	—	—	231
Share-based compensation expense	—	—	—	—	15,811	—	—	15,811
Balance, December 31, 2023	89,825	$898	5,194	$52	$855,452	$(745,496)	$(23,167)	$87,739
Net loss	—	—	—	—	—	(48,832)	—	(48,832)
Other comprehensive loss	—	—	—	—	—	—	(1,413)	(1,413)
Issuance of common stock under at-the-market offering program, net of issuance costs	640	6	—	—	9,244	—	—	9,250
Amortization of deferred issuance costs	—	—	—	—	(3)	—	—	(3)
Conversion of preferred stock into ordinary shares	5,194	52	(5,194)	(52)	—	—	—	—
Exercise of stock options	735	8	—	—	5,351	—	—	5,359
Vesting of restricted shares	11	—	—	—	—	—	—	—
Employee share purchase plan share issuance	113	1	—	—	1,360	—	—	1,361
Share-based compensation expense	—	—	—	—	20,387	—	—	20,387
Balance, December 31, 2024	96,518	$965	—	$—	$891,791	$(794,328)	$(24,580)	$73,848
 See accompanying notes to consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2024	2023	2022

Cash flows from operating activities:
Net loss	$(48,832)	$(160,276)	$(137,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,681	1,766	1,493
Amortization of debt discount and debt issuance costs	—	2,796	6,052
Changes in deferred taxes	—	—	26,025
Share-based compensation expense	20,387	15,811	7,013
Loss on extinguishment of debt	—	13,129	—
Other adjustments	(828)	1,262	2,042
Net changes in assets and liabilities
Accounts receivable	(21,994)	(12,103)	—
Inventories	(9,219)	(9,532)	—
Prepaid expenses and other current assets	416	(2,155)	30,950
Accounts payable & other current liabilities	(4,093)	1,545	(3,108)
Accrued expenses	16,424	16,892	227
Other assets and liabilities	(1,849)	2,354	(3,534)
Net cash used in operating activities	(46,907)	(128,511)	(70,304)

Cash flows from investing activities:
Purchases of property and equipment	—	—	(716)
Proceeds from sales of marketable securities	327,781	187,136	83,828
Purchases of marketable securities	(276,001)	(237,229)	(3,414)
Net cash provided by (used in) investing activities	51,780	(50,093)	79,698

Cash flows from financing activities:
Proceeds from issuance of shares off the at-the-market offering program	9,250	11,913	25,318
Proceeds from stock option exercises and employee share purchase plan	6,720	2,293	2,682
Proceeds from April 2023 public offering, net of issuance costs	—	134,151	—
Payments for February 2023 Notes	—	(17,500)	(8,653)
Payments for October 2023 Notes	—	(21,165)	—
Payments for debt issuance costs	—	(4,357)	(4,804)
Proceeds from royalty purchase agreement	—	30,000	—
Net cash provided by financing activities	15,970	135,335	14,543

Effect of foreign currency exchange rate changes on cash and cash equivalents	(639)	455	(664)

Net change in cash and cash equivalents	20,204	(42,814)	23,273
Cash and cash equivalents at January 1	31,167	73,981	50,708
Cash and cash equivalents at December 31	$51,371	$31,167	$73,981

Supplemental disclosures of cash flow information:
Interest paid	$7,181	$5,250	$9,660
Income taxes refunded, net	—	—	(29,058)

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

LUMRYZ is an extended-release formulation of sodium oxybate indicated to be taken once at bedtime for the treatment of cataplexy or excessive daytime sleepiness (“EDS”) in patients seven years of age and older with narcolepsy.

LUMRYZ was approved by the U.S. Food and Drug Administration (“FDA”) on May 1, 2023 for the treatment of cataplexy or EDS in adults with narcolepsy. The FDA also granted Orphan Drug Exclusivity (“ODE”) to LUMRYZ for treatment of cataplexy or EDS in adults with narcolepsy for a period of seven years until May 1, 2030. In June 2023, the Company commercially launched LUMRYZ in the U.S for the treatment of cataplexy or EDS in adults living with narcolepsy. LUMRYZ was approved by the FDA for use in the treatment of cataplexy or EDS in the pediatric narcolepsy population seven years of age and older on October 16, 2024, and was granted ODE for this patient population through October 16, 2031.

The FDA has required implementation of a Risk Evaluation and Mitigation Strategy (“REMS”) to help ensure the benefits of the drug outweigh the risks of serious adverse outcomes resulting from inappropriate prescribing, misuse, abuse, and diversion of the same. Under the LUMRYZ REMS, healthcare providers who prescribe the drug must be specially certified, pharmacies that dispense the drug must be specially certified, and the drug must be dispensed only to patients who have enrolled in the LUMRYZ REMS and completed all REMS requirements, including documentation of safe use conditions.

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

Basis of Presentation. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. and the requirements of Form 10-K. The consolidated financial statements include the accounts of the Company and all subsidiaries. All intercompany accounts and transactions have been eliminated.

Reclassifications

Certain prior year amounts have been reclassified within the notes to the consolidated financial statements to condense line items of the same nature to conform with the current year presentation.

Concentrations of Risk. The Company’s cash, cash equivalents and marketable securities are held at three financial institutions. Due to their size, the Company believes these financial institutions represent minimal credit risk. The Company has not experienced any losses on its cash, cash equivalents, or marketable securities.

The Company is subject to credit risk from its accounts receivable related to the sale of LUMRYZ. The Company extends credit to its customers, specialty pharmacies. Customer creditworthiness is monitored, and collateral is not required. Amounts owed to the Company are presented net of an allowance that includes an assessment of expected credit losses. An allowance for credit losses is established based on expected losses. Expected losses are estimated by reviewing individual accounts, considering aging, financial condition of the debtor, payment history, current and forecast economic conditions and other relevant factors. To the extent that the Company identifies that any individual customer's credit quality has deteriorated, the Company establishes allowances based on the individual risk characteristics of that customer. The Company makes concerted efforts to collect all outstanding balances due from customers; however, amounts are written off against the allowance when the related balances are no longer deemed collectible. As of December 31, 2024, the Company did not recognize any allowances for credit losses. As of December 31, 2024, three customers accounted for 100% of gross accounts receivable, Caremark LLC (“Caremark”), which accounted for 53% of gross accounts receivable; Accredo Health Group, Inc. (“Accredo”), which accounted for 25% of gross accounts receivable; and Optum Frontier Therapies LLC (“Optum”), which accounted for 22% of gross accounts receivable. As of December 31, 2023, three customers accounted for 100% of gross accounts receivable, Caremark, which accounted for 52% of gross accounts receivable; Accredo, which accounted for 28% of gross accounts receivable; and Optum, which accounted for 20% of gross accounts receivable.

The Company attempts to maintain multiple suppliers for its active pharmaceutical ingredient (“API”) and manufacturing in order to mitigate the risk of shortfall and inability to supply market demand, but is subject to risk due to a limited number of providers. The API is currently manufactured by two outsourced contract development and manufacturing organizations (“CDMOs”) in the U.S. The drug product for commercial lots is manufactured by one outsourced CDMO in the U.S. and one outsourced CDMO outside of the U.S.

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

Cost of Products Sold. Cost of products sold includes the cost of the API, manufacturing and distribution costs, packaging costs and freight. LUMRYZ was approved by the FDA on May 1, 2023 and the Company began shipping product to its customers in June 2023. Cost of products sold includes inventory purchased or produced that was expensed as research and development costs prior to FDA approval.

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

Advertising Expenses. The Company expenses the costs of advertising as incurred. Branded advertising expenses were $12,186 and $6,452 for the years ended December 31, 2024 and 2023. Branded advertising expenses were immaterial for the year ended December 31, 2022.

Contingencies. The Company is subject to potential liabilities generally incidental to its business arising out of present and future lawsuits and claims related to product liability, personal injury, contract, commercial, intellectual property, tax, employment, compliance and other matters that arise in the ordinary course of business. The Company accrues for potential liabilities when it is probable that future costs (including contingent fees and expenses) will be incurred and such costs can be reasonably estimated. At December 31, 2024 and December 31, 2023, there were no contingent liabilities with respect to any litigation, arbitration or administrative or other proceeding that are reasonably likely to have a material adverse effect on the Company’s consolidated financial position, results of operations, cash flows or liquidity.

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
The Company recognizes deferred tax assets to the extent that the Company believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. As of December 31, 2024, the Company's cumulative loss position was significant negative evidence in assessing the need for a valuation allowance on its deferred tax assets. Given the weight of objectively verifiable historical losses from operations, the Company continues to record a full valuation allowance on its deferred tax assets. The Company will be able to reverse the valuation allowance when it has shown its ability to generate taxable income on a consistent basis in future periods. The valuation allowance does not have an impact on the Company's ability to utilize any net operating losses or other tax attributes to offset cash taxes payable as these items are still eligible to be used.
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

Marketable Securities. The Company’s marketable securities are considered to be available for sale and are carried at fair value, with unrealized gains and losses, net of taxes, reported as a component of accumulated other comprehensive loss in shareholders’ equity, with the exception of unrealized gains and losses on equity instruments and allowances for expected credit losses, if any, which are reported in earnings in the current period. The cost of securities sold is based upon the specific identification method.

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

Goodwill. Goodwill represents the excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed. The Company has determined that it operates in a single segment and have a single reporting unit associated with the development and commercialization of pharmaceutical products. The Company tests goodwill for impairment annually and when events or changes in circumstances indicate that the carrying value may not be recoverable. The Company determined that no impairment of goodwill existed at December 31, 2024 and 2023.

Long-Lived Assets. Long-lived assets include fixed assets and right of use assets at contract manufacturing organizations. Long-lived assets are reviewed for impairment whenever conditions indicate that the carrying value of the assets may not be fully recoverable. Such impairment tests are based on a comparison of the pretax undiscounted cash flows expected to be generated by the asset to the recorded value of the asset or other market-based value approaches. If impairment is indicated, the asset value is written down to its market value if readily determinable or its estimated fair value based on discounted cash flows. Any significant changes in business or market conditions that vary from current expectations could have an impact on the fair value of these assets and any potential associated impairment. Certain long-lived assets are amortized using the straight-line method over a five year useful life. Amortization on long-lived assets is considered to be manufacturing overhead costs and is either capitalized into inventory or expensed in the period incurred. The Company determined that no impairment of long-lived assets existed at December 31, 2024 and 2023.

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

Use of Estimates. The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the periods presented. These estimates and assumptions are based on the best information available to management and depending on the nature of the estimate can require significant judgments. Changes to these estimates and judgments can have and have had a material impact on the Company’s consolidated financial statements. Actual results could differ from those estimates under different assumptions or conditions.

NOTE 2: Newly Issued Accounting Standards
Recently Adopted Accounting Guidance

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted the provisions of ASU 2023-07 for the annual period beginning on January 1, 2024. See Note 18: Segment Information for additional information regarding segment disclosures.

Recent Accounting Guidance Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures. The ASU is effective for annual periods beginning after December 15, 2024. Adoption of ASU 2023-09 will not have a material effect on the Company’s financial position or results of operations.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), to require disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact adopting ASU 2024-03 will have on its financial statement disclosures.

Newly Issued Climate-Related Disclosure Rule

In March 2024, the U.S. Securities and Exchange Commission (“SEC”) issued a final rule requiring public companies to disclose climate-related information in their registration statements and annual reports. For large accelerated filers, the initial disclosure rules are effective for annual periods for the year ending December 31, 2025. In April 2024, the SEC voluntarily stayed the final rule pending the completion of judicial review by the Court of Appeals for the Eighth Circuit. The Company is monitoring the development of litigation related to the SEC’s rule, and is currently evaluating the effects of the final rule on its disclosures, processes and procedures.

NOTE 3: Revenue Recognition
The Company’s source of net product revenue during the years ended December 31, 2024 and 2023 consists solely of sales of LUMRYZ in the U.S.
For the years ended December 31, 2024 and 2023, three customers accounted for 100% of sales. The following table presents a summary of the percentage of total gross sales to customers:

Sales by Customer:	2024	2023

Caremark	44%	39%
Accredo	37%	41%
Optum	19%	20%

The Company had no net product revenue during the year ended December 31, 2022.

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

The following table summarizes the financial instruments measured at fair value on a recurring basis classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the accompanying consolidated balance sheets:

	As of December 31, 2024			As of December 31, 2023
Fair Value Measurements:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Marketable securities (see Note 5)
Government securities - U.S.	$22,406	$—	$—	$73,944	$—	$—
Total assets	$22,406	$—	$—	$73,944	$—	$—

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. During the year ended December 31, 2024, there were no transfers in and out of Level 1, 2, or 3. During the years ended December 31, 2024, 2023, and 2022, the Company did not recognize any allowances for credit losses.

Some of the Company’s financial instruments, such as cash and cash equivalents, accounts receivable and accounts payable, are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to their short-term nature.

Royalty Financing Obligation

As of December 31, 2024 and 2023, the carrying value of the royalty financing obligation under the Royalty Purchase Agreement (“RPA”) approximated its fair value and was measured using the estimates of forecasted net product revenue based on current contractual and statutory requirements, specific known market events and trends, industry data, historical trends, current and expected patient demand and forecasted customer buying and payment patterns (Level 3 inputs). See Note 10: Royalty Financing Obligation for additional information regarding the Company’s royalty financing obligation.

NOTE 5: Marketable Securities
The Company has investments in available-for-sale debt securities that are recorded at fair market value. The change in the fair value of available-for-sale debt investments is recorded as accumulated other comprehensive loss in shareholders’ equity, net of income tax effects. As of December 31, 2024 and 2023, the Company considered any decreases in fair value on its marketable securities to be driven by factors other than credit risk, including market risk.

The following tables show the Company’s available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category as of December 31, 2024 and 2023:

	2024
Marketable Securities:	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value

Government securities - U.S.	$22,242	$164	$—	$22,406
Total	$22,242	$164	$—	$22,406

	2023
Marketable Securities:	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value

Government securities - U.S.	$72,990	$954	$—	$73,944
Total	$72,990	$954	$—	$73,944

The Company determines realized gains or losses on the sale of marketable securities on a specific identification method. The Company reflects these gains and losses as a component of investment and other income (expense), net in the accompanying consolidated statements of loss.

The Company recognized gross realized gains of $1,625, $988 and $584 for the years ended December 31, 2024, 2023 and 2022, respectively. These realized gains were offset by no gross realized losses for the year ended December 31, 2024 and gross realized losses of $2,791 and $2,338 for the years ended December 31, 2023 and 2022, respectively.
The following table summarizes the estimated fair value of the Company’s investments in marketable debt securities, accounted for as available-for-sale debt securities and classified by the contractual maturity date of the securities as of December 31, 2024:

	Maturities
Marketable Debt Securities:	Less than 1 Year	1-5 Years	5-10 Years	Greater than 10 Years	Total

Government securities - U.S.	$22,406	$—	$—	$—	$22,406
Total	$22,406	$—	$—	$—	$22,406
The Company has classified its investment in available-for-sale marketable debt securities as current assets in the consolidated balance sheets as the securities need to be available for use, if required, to fund current operations. There are no restrictions on the sale of any securities in the Company’s investment portfolio.
NOTE 6: Inventories

The principal categories of inventories at December 31, 2024 and 2023 were comprised of the following:

Inventory:	2024	2023

Raw materials and supplies	$5,199	$5,291
Work in process	4,963	2,037
Finished goods	10,136	3,052
Total	$20,298	$10,380

NOTE 7: Property and Equipment, net
The principal categories of property and equipment, net at December 31, 2024 and 2023 are as follows:

Property and Equipment, net:	2024	2023

Software, office and computer equipment	$832	$832
Furniture, fixtures and fittings	634	634
Less - accumulated depreciation	(1,013)	(881)
Total	$453	$585

Depreciation expense for the years ended December 31, 2024, 2023 and 2022 was $132, $254 and $162, respectively.

NOTE 8: Goodwill
The Company’s goodwill is $16,836 at December 31, 2024 and 2023.
No impairment loss related to goodwill was recognized during the years ended December 31, 2024 or 2023.

NOTE 9: Leases

The Company leases office space and a production suite. All leased facilities are classified as operating leases with remaining lease terms between one and four years. The Company determines if a contract is a lease at the inception of the arrangement. The Company reviews all options to extend, terminate, or purchase its right-of-use assets at the inception of the lease and will include these options in the lease term when they are reasonably certain of being exercised. The Company’s lease agreements do not contain any material residual value guarantees or material variable lease payments. For the Company’s leased production suite, contract consideration was allocated to lease and non-lease components on the basis of relative standalone price.

The components of lease costs, which are included in selling, general and administrative expenses in the consolidated statements of loss for the years ended December 31, 2024, 2023 and 2022 were as follows:

Lease cost:	2024	2023	2022

Operating lease costs	$1,058	$1,039	$1,028
Sublease income	(128)	(123)	(116)
Total lease cost	$930	$916	$912

During the year ended December 31, 2024, the Company reduced its operating lease liabilities by $1,091 for cash paid. During the year ended December 31, 2023, the Company increased its operating lease liabilities by $1,803 due to an increase in the lease term for the production suite, offset by $1,036 for cash paid.

As of December 31, 2024, the Company’s operating leases have a weighted-average remaining lease term of 3.3 years and a weighted-average discount rate of 8.4%. The Company’s lease contracts do not provide a readily determinable implicit rate. The Company’s estimated incremental borrowing rate is based on information available at the inception of the lease.

Maturities of the Company’s operating lease liabilities are as follows:

Maturities:	Operating Leases

2025	$683
2026	477
2027	477
2028	316
Thereafter	—
Total lease payments	1,953
Less: interest	(249)
Present value of lease liabilities	$1,704

NOTE 10: Royalty Financing Obligation

On March 29, 2023, the Company and Avadel CNS Pharmaceuticals, LLC entered into the RPA with RTW Investments, L.P. (“RTW”) for up to $75,000 of royalty financing in two tranches. The first tranche of $30,000 became available upon satisfaction of certain conditions which included the Company’s first shipment of LUMRYZ. The second tranche became available to use, at the Company’s election, when the Company achieved quarterly net revenue of $25,000 prior to the quarter ending June 30, 2024. The Company allowed the second tranche to expire on August 31, 2024 and paid a one-time commitment fee of $2,000 to RTW in accordance with the terms of the RPA.

On August 1, 2023, the Company received the first tranche of $30,000. The Company is required to make quarterly royalty payments calculated as 3.75% of worldwide net product revenue of LUMRYZ, up to a total payback of $75,000.

The RPA is recorded as a royalty financing obligation on the consolidated balance sheets based on the Company’s evaluation of the terms of the RPA. The accounts receivable and inventory balances of LUMRYZ are pledged as collateral for the RPA. There are no subjective acceleration clauses or provisions, and there are no covenants in violation or other clauses that would cause the full amount of the royalty financing obligation to be callable. As such, the RPA is recorded as a long-term obligation on the consolidated balance sheets.

The Company imputes interest using the effective interest method and records interest expense based on the unamortized royalty financing obligation. The Company’s estimate of the interest rate under the RPA is based primarily on forecasted net revenue and the calculated amounts and timing of net royalty payments to reach the total payback of $75,000. As of December 31, 2024 and December 31, 2023 the effective interest rate is estimated as 25.2% and 30.4%, respectively. The Company accounts for changes in the imputed interest rate resulting from changes in forecasted net product revenue using the prospective method.

The following table shows the activity within the royalty financing obligation account:

Royalty Financing Obligation:	2024	2023
Royalty financing obligation – beginning balance	$33,490	$—
Receipt of the first tranche of the royalty financing obligation	—	30,000
Accretion of imputed interest expense on royalty financing obligation	10,830	3,743
Less: royalty payments made to RTW	(5,181)	(253)
Less: one-time payment for expiration of second tranche	(2,000)	—
Royalty financing obligation – ending balance	37,139	33,490
Less: royalty payable to RTW classified within accrued expenses	(1,890)	(730)
Royalty financing obligation, non-current	$35,249	$32,760

The accretion of imputed interest expense is reflected as interest expense in the consolidated statements of loss. For the years ended December 31, 2024 and 2023, the total interest expense related to the royalty financing obligation was $10,830 and $3,743, respectively. The remaining interest expense incurred for the year ended December 31, 2023 was related to the 4.50% exchangeable senior notes due February 2023 (“February 2023 Notes”) and the 4.50% exchangeable senior notes due October 2023 (“October 2023 Notes”, together, the “2023 Notes”). The Company had no interest expense related to the royalty financing obligation during the year ended December 31, 2022.

NOTE 11: Income Taxes
The components of loss before income taxes for the following years ended December 31, are as follows:

Loss Before Income Taxes:	2024	2023	2022

Europe	$(3,708)	$(45,835)	$(53,684)
U.S.	(45,371)	(114,942)	(57,755)
Total loss before income taxes	$(49,079)	$(160,777)	$(111,439)

The income tax (benefit) provision consists of the following for the years ended December 31:

Income Tax (Benefit) Provision:	2024	2023	2022

Current:
U.S. - State	$—	$(661)	$—
Total current	—	(661)	—

Deferred:
U.S. - Federal	—	—	25,896
U.S. - State	(247)	160	129
Total deferred	(247)	160	26,025

Income tax (benefit) provision	$(247)	$(501)	$26,025

The reconciliation between income taxes at the statutory rate and the Company’s (benefit) provision for income taxes is as follows for the following years ended December 31:

Reconciliation to Effective Income Tax Rate:	2024	2023	2022

Income tax (benefit) provision - at statutory tax rate	$(6,135)	$(20,097)	$(13,916)
Differences in international tax rates	(2,991)	(6,635)	(9,921)
Return to Provision	2,632	856	(101)
Change in valuation allowances	4,982	24,332	48,734
Nondeductible share-based compensation	1,444	798	1,424
Unrealized tax benefits	(218)	160	258
State and local taxes (net of federal)	778	(5,614)	(4,467)
Nondeductible interest expense	(848)	4,362	4,239
Orphan drug and R&D tax credit	(30)	899	—
Other	139	438	(225)
Income tax (benefit) provision - at effective income tax rate	$(247)	$(501)	$26,025

In 2024, the income tax benefit was $247, a decrease of $254 from income tax benefit of $501. The change in the effective tax rate for the year ended December 31, 2024 is primarily driven by the reversal of unrecognized tax benefits during the year. The effective tax rate for 2022 was impacted by the valuation allowance.

Unrecognized Tax Benefits

The Company or one of its subsidiaries files income tax returns in Ireland, France, U.S. and various states. The Company is no longer subject to Irish, French, U.S. Federal, and state and local examinations for years before 2020.

The following table summarizes the activity related to the Company’s unrecognized tax benefits for the years ended December 31:

Unrecognized Tax Benefit Activity	2024	2023	2022

Balance at January 1:	$3,035	$3,143	$3,143
Increases for tax positions of prior years	—	—	—
Statute of limitations expiration	(311)	(108)	—
Settlements	—	—	—
Balance at December 31:	$2,724	$3,035	$3,143

The Company expects that within the next twelve months the unrecognized tax benefits could decrease by approximately $1,637 and the interest could increase by an immaterial amount.

At December 31, 2024, 2023 and 2022, there are $2,724, $3,035,and $3,143 of unrecognized tax benefits that if recognized would affect the annual effective tax rate.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax provision. During the years ended December 31, 2024, 2023 and 2022, the Company recognized approximately $56, $268 and $258 in interest and penalties, respectively. The Company had approximately $2,427 and $2,372 for the payment of interest and penalties accrued at December 31, 2024 and 2023, respectively.

Deferred Tax Assets (Liabilities)

Deferred income tax provisions reflect the effect of temporary differences between consolidated financial statement and tax reporting of income and expense items. The net deferred tax assets (liabilities) at December 31, 2024 and 2023 resulted from the following temporary differences:

Net Deferred Tax Assets and Liabilities:	2024	2023

Deferred tax assets:
Net operating loss carryforwards	$68,568	$71,051
Share-based compensation	9,791	7,347
Royalty income	9,334	8,378
Reserves and Other Accruals	4,603	—
Orphan drug and R&D tax credit	4,095	4,065
Capitalized research costs	1,568	1,738
Interest expense carryforward	1,460	1,368
Other	1,176	1,322
Amortization	970	1,159
Gross deferred tax assets	101,565	96,428

Deferred tax liabilities:
Prepaid expenses	—	—
Gross deferred tax liabilities	—	—

Less: valuation allowances	(101,565)	(96,428)

Net deferred tax assets	$—	$—

At December 31, 2024, the Company had $71,588 of net operating losses in Ireland that do not have an expiration date and $227,344 of net operating losses and $5,809 163(j) carryforwards in the U.S. Of the $227,344 of net operating losses in the U.S., $10,365 were acquired due to the acquisition of FSC Therapeutics and FSC Laboratories, Inc., (collectively “FSC”) and $212,637 are due to the losses at US Holdings, of which $4,342 are state net operating losses. The portion due to the acquisition of FSC will expire in 2034 through 2035. The remaining U.S. net operating loss and 163(j) carryforwards do not have an expiration date. A valuation allowance is recorded if, based on the weight of available evidence, it is more likely than not that a deferred tax asset will not be realized. This assessment is based on an evaluation of the level of historical taxable income and projections for future taxable income. For the year ended December 31, 2024, the Company recorded a net increase to the valuation allowance related primarily to current year net operating losses of $5,137. The U.S. net operating losses are subject to an annual limitation as a result of the FSC acquisition under Internal Revenue Code Section 382 and will not be fully utilized before they expire. In addition to net operating losses and 163(j) carryforwards, the Company has U.S. Orphan Drug tax credit carryforwards of $3,059 as well as U.S. Research and Development credits of $1,036. The Orphan Drug Credit and Research and Development credits will expire in 2040 through 2044.

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

The Company recorded a valuation allowance against all of its net operating losses in Ireland, France and the U.S. as of December 31, 2024 and 2023. The Company intends to continue maintaining a full valuation allowance on the Irish, French and U.S. net operating losses until there is sufficient evidence to support the reversal of all or some portion of these allowances.

At December 31, 2024, the Company has unremitted earnings of $3,755 outside of Ireland as measured on a U.S. GAAP basis. Whereas the measure of earnings for purposes of taxation of a distribution may be different for tax purposes, these earnings, which are considered to be invested indefinitely, would become subject to income tax if they were remitted as dividends or if the Company were to sell its stock in the subsidiaries, net of any prior income taxes paid. It is not practicable to estimate the amount of deferred tax liability on such earnings, if any.

R&D Tax Credits Receivable

The French and Irish governments provide tax credits to companies for spending on innovative R&D. These credits are recorded as an offset of R&D expenses and are credited against income taxes payable in years after being incurred or, if not so utilized, are recoverable in cash after a specified period of time, which may differ depending on the tax credit regime. As of December 31, 2024, the Company’s net research tax credit receivable amounts to $587 and represents an Irish gross research tax credit. As of December 31, 2023, the Company’s net research tax credit receivable amounts to $1,654 and represents a French gross research tax credit of $837 and an Irish gross research tax credit of $817.

NOTE 12: Other Assets and Liabilities
Various other assets and liabilities are summarized for the years ended December 31, as follows:

Prepaid Expenses and Other Current Assets:	2024	2023

Prepaid and other expenses	$5,154	$4,373
Other	882	2,235
Total	$6,036	$6,608

Other Non-Current Assets:	2024	2023

Right of use assets at contract manufacturing organizations	$10,700	$9,905
Other	337	579
Total	$11,037	$10,484

Accrued Expenses:	2024	2023

Accrued professional fees	$18,028	$11,961
Reserve for variable consideration	14,218	4,044
Accrued compensation	6,515	7,492
Royalty payable to RTW	1,890	730
Total	$40,651	$24,227

Other Non-Current Liabilities:	2024	2023

Tax liabilities	$5,151	$5,407
Other	32	247
Total	$5,183	$5,654

NOTE 13: Contingent Liabilities and Commitments
Litigation
The Company is subject to potential liabilities generally incidental to its business arising out of present and future lawsuits and claims related to product liability, personal injury, contract, commercial, intellectual property, tax, employment, compliance and other matters that arise in the ordinary course of business. The Company accrues for potential liabilities when it is probable that future costs (including contingent fees and expenses) will be incurred and such costs can be reasonably estimated. At December 31, 2024 and December 31, 2023, there were no contingent liabilities with respect to any litigation, arbitration or administrative or other proceeding that are reasonably likely to have a material adverse effect on the Company’s consolidated financial position, results of operations, cash flows or liquidity.

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

On November 30, 2023, the parties filed cross motions for summary judgment. The parties filed opposition briefs on December 15, 2023. The parties filed reply briefs on December 22, 2023. On February 14, 2024, the Court denied the parties’ summary judgment motions. On February 15, 2024, the Court held its Pretrial Conference. Trial was held from February 26, 2024 to March 1, 2024 (the “February Patent Trial”). On March 4, 2024, the jury returned a verdict of no infringement for U.S. Patent No. 10758488 and infringement of U.S. Patent No. 11147782, with damages of $234, which are included in the consolidated balance sheets in accrued expenses at December 31, 2024.

On March 19, 2024, the Court issued a Supplemental Scheduling Order setting a June 4, 2024 hearing on Jazz’s request for a permanent injunction or ongoing royalty. Briefing on Jazz’s request closed on May 20, 2024, and the hearing was held June 4, 2024. On August 27, 2024, the Court issued an opinion and order enjoining Avadel from infringing claim 24 of U.S. Patent No.

11147782. That injunction excluded certain categories of conduct, including permitting Avadel to continue making, using and selling LUMRYZ for the treatment of narcolepsy and for use in ongoing clinical trials and studies. The August 27, 2024 opinion and order also granted Jazz’s motion for an ongoing royalty, pending additional briefing on the appropriate royalty rate. That briefing closed on September 23, 2024. While a future ongoing royalty is pending briefing and a decision by the Court, the Company recorded an estimated liability for a royalty based on information available as of December 31, 2024. It is reasonably possible that a change in the estimate may occur pending the Court’s decision. On August 28, 2024, Avadel filed a notice of appeal concerning the August 27, 2024 injunction (the “Patent Appeal”). On September 3, 2024, Avadel moved in District Court to stay the August 27, 2024 injunction pending appeal. Briefing on that motion closed on September 16, 2024. On September 24, 2024, the District Court denied Avadel’s motion to stay the injunction pending appeal.

On September 6, 2024, Avadel moved the U.S. Court of Appeals for the Federal Circuit to stay the injunction pending appeal. Briefing on that motion closed on September 27, 2024. On October 2, 2024, the Federal Circuit granted Avadel’s motion in part, staying the injunction with respect to Avadel’s initiating new clinical trials or studies.

On September 10, 2024, the Federal Circuit entered a briefing schedule concerning the Patent Appeal. On September 30, 2024, Avadel filed its opening brief. Jazz filed its response brief on November 7, 2024. Avadel filed its reply brief on November 18, 2024. On October 2, 2024, the Federal Circuit placed the Patent Appeal on the February 2025 oral argument calendar. On February 7, 2025, the Federal Circuit heard oral argument in the Patent Appeal. The Patent Appeal remains pending.

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

On June 29, 2023, Jazz filed a Motion to Stay the case, pending resolution of its Motion to Dismiss. Briefing on that Motion to Stay closed on August 10, 2023. On March 13, 2024, Jazz filed a Supplemental Motion to Stay, pending the resolution of the post-trial briefing and any appeals from the February Patent Trial. On May 24, 2024, the Court denied Jazz’s Motions to Stay. On June 7, 2024, Jazz filed a Motion for Reargument or in the Alternative to Certify an Appeal. Avadel filed its opposition brief on June 28, 2024. Jazz filed its reply brief on July 12, 2024. On September 25, 2024, Jazz sought leave to file a supplemental brief in support of its Motion to Stay. On October 4, 2024, the Court granted leave to Jazz to file its supplemental brief, which Jazz filed on October 7, 2024. Avadel filed its response on October 21, 2024. Jazz filed its reply on October 28, 2024. Jazz’s motion remains pending.

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

Second Avadel Complaint

On January 3, 2025, Avadel CNS and Flamel Ireland Limited (“Flamel”) filed a formal complaint (the “Second Avadel Complaint”) initiating a lawsuit in the Court against the Jazz Parties. In the Second Avadel Complaint, Avadel CNS and Flamel allege that the Jazz parties infringe one or more claims of U.S. Patent No. 12167991 through, inter alia, the sale of XYWAV® in conjunction with its FDA-approved labeling. The Second Avadel Complaint includes typical requests for monetary damages and attorneys’ fees, as well as costs and expenses.

The Jazz Parties’ Answer is due on April 21, 2025.

Third Avadel Complaint

On January 14, 2025, Avadel CNS and Flamel filed a formal complaint (the “Third Avadel Complaint”) initiating a lawsuit in the Court against the Jazz Parties. In the Third Avadel Complaint, Avadel CNS and Flamel allege that the Jazz parties infringe one or more claims of U.S. Patent No. 12186298 through, inter alia, the sale of XYWAV® in conjunction with its FDA-approved labeling. The Third Avadel Complaint includes typical requests for monetary damages and attorneys’ fees, as well as costs and expenses.

The Jazz Parties’ Answer is due on April 21, 2025.

Fourth Avadel Complaint

On February 25, 2025, Avadel CNS and Flamel filed a formal complaint (the “Fourth Avadel Complaint”) initiating a lawsuit in the Court against the Jazz Parties. In the Fourth Avadel Complaint, Avadel CNS and Flamel allege that the Jazz parties infringe one or more claims of U.S. Patent Nos. 12226388 and 12226389 through, inter alia, the sale of XYWAV® in conjunction with its FDA-approved labeling. The Fourth Avadel Complaint includes typical requests for monetary damages and attorneys’ fees, as well as costs and expenses.

Jazz’s Administrative Procedure Act Complaint

On June 22, 2023, Jazz filed an Administrative Procedure Act suit against the FDA, the U.S. Department of Health and Human Services, the Secretary of Health and Human Services and the Commissioner of Food and Drugs (the “Federal Defendants”) in the United States District Court for the District of Columbia (the “DC Court”) related to the NDA for LUMRYZ. This suit alleges that the FDA’s approval of LUMRYZ was an unlawful agency action and asks the DC Court to set aside FDA’s approval of LUMRYZ. On June 28, 2023, the DC Court granted Avadel CNS’s unopposed motion to intervene in the case to defend the FDA’s decision. On August 14, 2023, the Court entered a scheduling order establishing timing for litigation events including early summary judgment briefing closing December 22, 2023. On September 22, 2023, Jazz filed its Motion for Summary Judgment. On October 20, 2023, the FDA and Avadel filed their Cross Motions for Summary Judgment. Briefing on the parties’ motions closed January 4, 2024. On February 14, 2024, the Court set hearing for oral argument on the parties’ motions for February 27, 2024. On February 21, 2024, the Court rescheduled the oral argument to April 9, 2024. On April 2, 2024, the Court rescheduled the oral argument to May 10, 2024. On May 10, 2024, the Court heard oral argument on the parties’ motions. On October 30, 2024, the Court granted FDA and Avadel’s Motions for Summary Judgment with respect to the sole count in Jazz’s complaint and denied Jazz’s Motion for Summary Judgment regarding the same.

On November 15, 2024, Jazz filed a notice of appeal concerning the Court’s October 30, 2024 ruling (the “APA Appeal”). On January 31, 2025, Jazz filed its opening brief in the APA Appeal. Avadel’s response brief is due March 17, 2025. Jazz’s reply brief is due April 7, 2025.

Material Commitments

The Company has a four year commitment with a CDMO to manufacture the LUMRYZ drug product of approximately $3,000 to $4,200 per year as determined by the terms of the agreement with the CDMO.
NOTE 14: Equity Instruments and Transactions

Capital Shares

The Company has 500,000 authorized ordinary shares (“ordinary shares”) with a nominal value of $0.01 per ordinary share. Effective April 15, 2024, the Company’s ordinary shares became directly listed on the Nasdaq Stock Market. The Company caused a mandatory exchange of its American Depositary Shares (“ADSs”) for the underlying ordinary shares on a one-for-one basis. Accordingly, the Bank of New York Mellon (“BNY Mellon”), as Depositary for the ADSs, issued a notice of termination of its American Depository Receipt program (“ADR Program”) of ADSs to the registered holders of ADSs according to the requirements under the deposit agreement dated January 3, 2017 (the “Deposit Agreement”) among the Company, BNY Mellon and holders of ADSs. The Deposit Agreement terminated on July 15, 2024. As of December 31, 2024, the Company had 96,518 ordinary shares issued and outstanding.

The Board of Directors is authorized to issue preferred shares in series, and with respect to each series, to fix its designation, relative rights (including voting, dividend, conversion, sinking fund, and redemption rights), preferences (including dividends and liquidation) and limitations. The Company has 50,000 authorized preferred shares, with a nominal value of $0.01 per preferred share. In March 2024, 5,194 Series A Non-Voting Convertible Preferred Shares and Series B Non-Voting Convertible Preferred Shares were converted to 5,194 ordinary shares at the option of the holders. Accordingly, there were no preferred shares issued and outstanding at December 31, 2024.

Shelf Registration Statement on Form S-3

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

Prior to termination, the Company issued and sold 640 ordinary shares pursuant to the ADS Sales Agreement during the three months ended March 31, 2024, resulting in net proceeds to the Company of approximately $9,250. The Company has not issued or sold ordinary shares under at-the-market offering programs subsequent to March 31, 2024.

NOTE 15: Share-Based Compensation
Compensation expense included in the Company’s consolidated statements of loss for all share-based compensation arrangements was as follows for the years ended December 31, 2024, 2023, and 2022:

Share-based Compensation Expense:	2024	2023	2022

Selling, general and administrative	$19,532	$15,248	$6,844
Research and development	856	563	169
Total share-based compensation expense	$20,388	$15,811	$7,013

As of December 31, 2024, the Company expects $22,513 of unrecognized expense related to granted, but non-vested share-based compensation arrangements to be incurred in future periods. This expense is expected to be recognized over a weighted average period of 2.0 years.

In 2022, the Company granted options with performance conditions to employees of which 50% vest upon the achievement of certain commercial milestones related to LUMRYZ and the other 50% vest one year following achievement of those milestones (“2022 Performance Options”). In May 2023, the achievement of the milestones related to the 2022 Performance Options became probable, and the Company recognized the compensation costs that would have been recognized had the performance factor been considered probable since the inception of the award. In June 2023, achievement of these milestones were met and 50% of the 2022 Performance Options vested. In June 2024, one year passed since achievement of these milestones were met and the remaining 50% of the 2022 Performance Options vested. As of December 31, 2024, the Company has recognized $8,009 in share-based compensation for the 2022 Performance Options.

The excess tax benefit related to share-based compensation recorded by the Company was not material for the years ended December 31, 2024, 2023, and 2022.

Upon exercise of stock options, or upon the issuance of restricted share awards or performance share unit awards, the Company issues new shares.

At December 31, 2024, there were 4,259 shares authorized for stock option grants, restricted share award grants, and performance share unit award grants in subsequent periods.

Inducement Plan

In November 2021, the Board of Directors approved the Avadel Pharmaceuticals plc 2021 Inducement Plan (the “Inducement Plan”), which allows the Company to grant equity awards to induce highly-qualified prospective officers and employees who are not currently employed by the Company to accept employment and provide them with a proprietary interest in the Company. The maximum number of shares reserved and available for issuance under the Plan is 2,000 shares. As of December 31, 2024, the Company had 841 shares available for issuance under this Inducement Plan in subsequent periods.

Determining the Fair Value of Stock Options

The Company measures the total fair value of stock options on the grant date using the Black-Scholes option-pricing model and recognizes each grant’s fair value as compensation expense over the period that the option vests. Other than the 2022 Performance Options described above, options are granted to employees of the Company and become exercisable ratably over four years following the grant date and expire ten years after the grant date. During the years ended December 31, 2022 and 2023, the Company issued stock options to its Board of Directors as compensation for services rendered that are exercisable one year following the grant date and expire ten years after the grant date. During the year ended December 31, 2024, the Company issued stock options to its Board of Directors as compensation for services rendered that are exercisable over either a one year period or ratably over three years following the grant date and expire ten years after the grant date.

The weighted-average assumptions under the Black-Scholes option-pricing model for stock option grants as of December 31, 2024, 2023 and 2022 are as follows:

Stock Option Assumptions:	2024	2023	2022

Stock option grants:
Expected term (years)	6.2	6.2	6.1
Expected volatility	104.1%	100.1%	93.4%
Risk-free interest rate	4.3%	3.9%	2.7%
Expected dividend yield	—	—	—

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
Stock Options
A summary of the combined stock option activity and other data for the Company’s stock option plans for the year ended December 31, 2024 is as follows:

Stock Option Activity and Other Data:	Number of Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Stock options outstanding, January 1, 2024	10,299	$7.29
Granted	2,961	13.75
Exercised	(734)	7.30
Forfeited	(468)	11.65
Expired	(266)	16.30
Stock options outstanding, December 31, 2024	11,792	$8.53	6.8	$34,411
Stock options exercisable, December 31, 2024	7,799	$6.53	5.7	$32,380

The aggregate intrinsic value of options exercised during the years ended December 31, 2024, 2023, and 2022 was $5,781, $2,612, and $877, respectively.

The weighted average grant date fair value of options granted during the years ended December 31, 2024, 2023, and 2022 was $11.34, $9.14, and $4.02 per share, respectively.

Restricted Share Awards
Restricted share awards represent Company shares issued free of charge to employees of the Company as compensation for services rendered. The Company measures the total fair value of restricted share awards on the grant date using the Company’s stock price at the time of the grant. Restricted share awards granted to employees vest ratably over a range of one year to four years on each anniversary of the grant date. Compensation expense for such awards granted is recognized over the applicable vesting period. Additionally, during the year ended December 31, 2024, the Company issued restricted stock awards to its Board of Directors that vest on the one-year anniversary of the award.

A summary of the Company’s restricted share awards as of December 31, 2024, and changes during the year then ended, is reflected in the table below.

Restricted Share Activity and Other Data:	Number of Restricted Share Awards	Weighted Average Grant Date Fair Value

Non-vested restricted share awards outstanding, January 1, 2024	23	$8.20
Granted	142	15.36
Vested	(11)	8.20
Forfeited	(4)	12.60
Non-vested restricted share awards outstanding, December 31, 2024	150	$14.88

The weighted average grant date fair value of restricted share awards granted during the year ended December 31, 2024 was $15.36 per share. No restricted share awards were granted during the years ended December 31, 2023 and 2022.

Performance Share Units Awards

Performance share units awards (“PSUs”) represent Company shares issued free of charge to employees of the Company as compensation for achieving specified results. The Company measures the total fair value of performance share unit awards on the grant date using the Company’s stock price at the time of the grant.

No performance share awards were granted during the year ended December 31, 2022. As of December 31, 2023, there were 555 performance share awards that did not have an accounting grant date due to the discretionary nature of the performance criteria. Accordingly, no grant date fair value was established and there were no performance share awards considered granted during the year ended December 31, 2023. In February 2024, 185 of the performance share awards that were tied to performance during the second half of 2023 were forfeited. No performance share awards were granted during the year ended December 31, 2024.

Employee Share Purchase Plan

In 2017, the Board of Directors approved the Avadel Pharmaceuticals plc 2017 Avadel Employee Share Purchase Plan (“ESPP”). The total number of Company ordinary shares which may be issued under the ESPP is 1,000. The purchase price at which a share will be issued or sold for a given offering period will be established by the Compensation Committee of the Board (“Committee”) (and may differ among participants, as determined by the Committee in its sole discretion) but will in no event be less than 85% of the lesser of: (a) the fair market value of a Share on the offering date; or (b) the fair market value of a Share on the purchase date. During the years ended December 31, 2024, 2023 and 2022 the Company issued 113, 47, and 75 ordinary shares to employees, respectively. Expense related to the ESPP for the years ended December 31, 2024, 2023 and 2022 was immaterial.

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

The Company had a choice to settle the conversion obligations under the 2023 Notes in cash, shares or any combination of the two. The Company utilized the if-converted method to reflect the impact of the conversion of the 2023 Notes, unless the result was anti-dilutive. This method assumed the conversion of the 2023 Notes into shares of the Company’s ordinary shares and reflected the elimination of the interest expense related to the 2023 Notes. The Company had no 2023 Notes remaining as of December 31, 2024 and 2023.

The dilutive effect of the stock options, restricted share awards, preferred shares and ordinary shares expected to be issued under the Company’s ESPP has been calculated using the treasury stock method.

A reconciliation of basic and diluted net loss per share, together with the related shares outstanding in thousands for the years ended December 31, 2024, 2023 and 2022, is as follows:

Net Loss Per Share:	2024	2023	2022

Net loss	$(48,832)	$(160,276)	$(137,464)

Weighted average shares:
Basic shares	95,141	80,174	60,094
Effect of dilutive securities—employee and director equity awards outstanding, preferred shares and 2023 Notes	—	—	—
Diluted shares	95,141	80,174	60,094

Net loss per share - basic	$(0.51)	$(2.00)	$(2.29)
Net loss per share - diluted	$(0.51)	$(2.00)	$(2.29)

Potential ordinary shares of 1,410, 513, and 17,941 were excluded from the calculation of weighted average shares for the years ended December 31, 2024, 2023 and 2022, respectively, because their effect was considered to be anti-dilutive or they were related to shares from PSUs for which the contingent vesting condition had not been achieved. For the years ended December 31, 2024, 2023 and 2022, the effects of dilutive securities were entirely excluded from the calculation of net loss per share as a net loss was reported in these periods.

NOTE 17: Comprehensive Loss
The following table shows the components of accumulated other comprehensive loss for the year ended December 31, net of tax effects:

Accumulated Other Comprehensive Loss:	2024	2023	2022

Foreign currency translation adjustment:
Beginning balance	$(24,121)	$(24,452)	$(23,855)
Net other comprehensive (loss) income	(623)	331	(597)
Balance at December 31,	$(24,744)	$(24,121)	$(24,452)

Unrealized gain (loss) on marketable debt securities, net
Beginning balance	$954	$(1,889)	$(85)
Net other comprehensive (loss) income, net of income tax expense of $0, $0, and $0, respectively	(790)	2,843	(1,804)
Balance at December 31,	$164	$954	$(1,889)
Accumulated other comprehensive loss at December 31,	$(24,580)	$(23,167)	$(26,341)
The effect on the Company’s consolidated financial statements of amounts reclassified out of accumulated other comprehensive loss was immaterial for all periods presented.

NOTE 18: Segment Information
The Company has determined that it operates in one segment, the development and commercialization of pharmaceutical products, including controlled-release therapeutic products based on its proprietary polymer-based technology. The Company’s Chief Operating Decision Maker is the Chief Executive Officer (“CEO”). The CEO reviews profit and loss information on a consolidated basis to assess performance and make overall operating decisions as well as resource allocations.
All products are included in one segment because the Company’s products have similar economic and other characteristics, including the nature of the products and production processes, type of customers, distribution methods and regulatory environment.
The following table provides information about the Company’s significant expenses provided to the CEO and includes the reconciliation to loss before income taxes.

	Years ended December 31,
	2024	2023	2022

Net product revenue	$169,117	$27,963	$—
Cost of products sold	15,277	846	—
Gross profit	153,840	27,117	—
Operating expenses:
Research and development expenses	15,196	13,261	20,700
General and administrative expenses	84,962	79,596	52,655
Selling and marketing expenses	76,478	56,419	15,291
Other segment items*	19,603	15,690	9,915
Total operating expenses	196,239	164,966	98,561
Operating loss	(42,399)	(137,849)	(98,561)
Investment and other income (expense), net	4,150	87	(536)
Interest expense	(10,830)	(9,886)	(12,342)
Loss on extinguishment of debt	—	(13,129)	—
Loss before income taxes	$(49,079)	$(160,777)	$(111,439)

*For the years ended December 31, 2024, 2023 and 2022, the other segment items category includes quality and regulatory expenses and medical affairs expenses. For the year ended December 31, 2022, the other segment items category also includes restructuring expense.

Non-monetary long-lived assets primarily consist of property and equipment, goodwill, and operating right-of use-assets. The following table summarizes non-monetary long-lived assets by geographic region as of December 31, 2024 and 2023:

Long-lived Assets by Geographic Region:	2024	2023

U.S.	$17,513	$18,413
Ireland	12,210	11,751
Total	$29,723	$30,164

Amortization expense on long-lived assets was immaterial for the years ended December 31, 2024, 2023 and 2022.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Avadel Pharmaceuticals plc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Avadel Pharmaceuticals plc (the "Company") as of December 31, 2024 and 2023 the related consolidated statements of loss, comprehensive loss, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Table of Contents at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

/s/ Deloitte & Touche LLP
St. Louis, Missouri
March 3, 2025

We have served as the Company's auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Avadel Pharmaceuticals plc

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Avadel Pharmaceuticals plc (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated March 3, 2025, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
St. Louis, Missouri
March 3, 2025

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K.

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

Based on their evaluation, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2024.

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
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2024, the Company’s internal control over financial reporting is effective based on those criteria.
The Company’s independent auditors have issued their auditors’ report on the Company’s internal control over financial reporting. That report appears above in this Annual Report on Form 10-K.
Other Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or 15d-15 that occurred during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.     Other Information.

During the year ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III
Item 10.     Directors, Executive Officers and Corporate Governance.
The following table sets forth for each director and the executive officers of the Company, their ages and positions with the Company as of March 3, 2025.

Name	Age	Position
Gregory J. Divis	58	Chief Executive Officer and Director
Thomas S. McHugh	60	Chief Financial Officer
Jerad G. Seurer	51	General Counsel & Corporate Secretary
Geoffrey M. Glass	51	Chair of the Board of Directors
Naseem S. Amin, M.D.	63	Director
Eric J. Ende, M.D.	56	Director
Mark A. McCamish, M.D., Ph.D.	72	Director
Linda S. Palczuk	63	Director
Peter J. Thornton	60	Director
Executive Officers

Gregory J. Divis was appointed Chief Executive Officer and became a member of the Board of Directors (the “Board”) in June 2019, after having served as Interim Chief Executive Officer from January 2019 to May 2019. He was appointed Executive Vice President and Chief Commercial Officer of Avadel in January 2017 and was promoted to Chief Operating Officer in March 2018. Before joining Avadel, Mr. Divis served as an Executive in Residence at Linden Capital Partners, a healthcare-focused private equity firm. Mr. Divis brings to this role more than 25 years of experience in the pharmaceutical industry and is responsible for managing commercial strategy and execution across all of the Company’s portfolio products. Mr. Divis is a graduate of the University of Iowa.

Thomas S. McHugh was appointed as Chief Financial Officer in December 2019. Before joining Avadel, Mr. McHugh was the Senior Vice President, Finance at Ironshore Pharmaceuticals, a pharmaceutical company, from November 2018 to November 2019. Mr. McHugh earned a B.S. in Finance from Bentley University and a M.S. in Accounting from Northeastern University.

Jerad G. Seurer has been our General Counsel and Corporate Secretary, as well as the Company’s Compliance Officer, since September 2020. Mr. Seurer was originally appointed Vice President and Deputy General Counsel at Avadel in October 2017. Mr. Seurer is currently licensed to practice law in Missouri, Minnesota and South Dakota, and is also a registered practitioner at the United States Patent & Trademark Office. Mr. Seurer earned a B.S. in Biology, M.A. in Biology, and J.D. in Law from the University of South Dakota.

Non-Employee Directors

Geoffrey M. Glass has been a member of the Board since July 2018 and became Chair of the Board in December 2018. Since January 2021, Mr. Glass has served as the Chief Executive Officer of Kiniciti, LLC, a company focused on accelerating the advancement of the cell and gene therapy sector. He is also currently the Chairman of the Board at Ncardia, a drug discovery company focused on cardiovascular and neurological diseases, serving in that role since November of 2021. Further, since June of 2022, Mr. Glass has served as Chairman of the Board at Abzena, a biologics and bioconjugates development company. Mr. Glass has also been the Operating Partner at LongueVue Capital. Previously, he was the Chief Executive Officer (from January 2018 through September 2018), and a member of the board of directors (from November 2017 through December 2018), of Sancilio Pharmaceuticals, a specialty pharma company. Mr. Glass was also a member of the board of directors for Locus Biosciences, a biotechnology company that develops CRISPR-engineered precision antibacterial products, from August 2015 to October 2017. From April 2009 to April 2015, Mr. Glass served as an executive committee member at Patheon N.V., a pharmaceutical contract development and manufacturing company. While at Patheon, he held a number of senior leadership roles including President of Banner Life Sciences (a Patheon subsidiary), Executive Vice President of Sales and Marketing, and Senior Vice President, Strategy, Corporate Development and Integration for Patheon. Before Patheon, Mr. Glass worked in various executive positions at Valeant Pharmaceuticals (now Bausch Health), including Senior Vice President, Asia Region, and Senior Vice President, Chief Information Officer, and in both roles was a member of the company’s executive committee. Mr. Glass began his career as a consultant in the life sciences practice for Capgemini Consulting (formerly EY Consulting). He received degrees in Economics and Political Science from the University of Arizona.

We believe Mr. Glass’s extensive management and financial experience makes him well qualified to serve as a director.

Dr. Naseem S. Amin has been a member of the Board since May 2024. He currently serves as Chief Executive Officer of Orphalan SA. Dr. Amin has served as the Chief Executive Officer at GMP-Orphan since June 2017 and has served as the Chairman of Arix Bioscience plc, a global venture capital company focused on investing in life sciences, since April 2020. Dr. Amin had served as the Chief Scientific Officer of Smith and Nephew Plc until 2014. Previously, Dr. Amin was Senior Vice President, Business Development at Biogen Idec from 2005 to 2009 and was with Genzyme Corporation from 1999 to 2005, most recently as Head, International Business Development and where he has also led the clinical development of five currently marketed therapeutic products. Dr. Amin began his career at Baxter Healthcare Corporation, where he served as Director, Medical Marketing and Portfolio Strategy, Renal Division. Dr. Amin is a Venture Partner at Advent Life Sciences, serves as an Advisory Board member for Imperial College, Department of Biomedical Engineering, and serves as Chairman of OPEN-London, a non-profit organization focused on encouraging and mentoring South Asians from Pakistan who are interested in starting entrepreneurial companies. Dr. Amin has also served on the board of directors of Bellerophon Therapeutics, Inc. from May 2021 to March 2024. Dr. Amin received his medical degree from the Royal Free School of Medicine, London, and an MBA from the Kellogg Graduate School of Management, Northwestern University.

We believe that Dr. Amin’s broad experience in the biotechnology industry makes him well qualified to serve as a director.

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

Linda S. Palczuk has been a member of the Board since July 2018. From September 2019 to December 2022, Ms. Palczuk served as the Chief Operating Officer and a director of Envara Health, Inc., a medical nutrition technology company. Before that, Ms. Palczuk was the Chief Operating Officer of Verrica Pharmaceuticals, Inc., a late-stage biopharmaceutical company focused on medical dermatology products, from February 2018 to April 2019. Prior to joining Verrica Pharmaceuticals, from July 2017 to February 2018, Ms. Palczuk was President and Chief Executive Officer at Osiris Therapeutics, Inc., a regenerative medicines biotechnology company. Prior to her position at Osiris Therapeutics, Ms. Palczuk had an extensive and successful 30-year career with AstraZeneca Pharmaceuticals and its legacy companies, serving in senior-level commercial and general management roles, including Vice President, Mature Brands and Vice President, Global Commercial Excellence from January 2012 until March 2015, Vice President, Sales & Marketing from March 2009 to December 2011, and Vice President, Sales from April 2006 to February 2009. From June 2015 until July 2017, Ms. Palczuk was an independent consultant providing business expertise within the pharmaceutical sector. Ms. Palczuk received a BA degree in Biology from Franklin and Marshall College and an MBA degree from the Alfred Lerner College of Business and Economics at the University of Delaware.

We believe Ms. Palczuk’s extensive pharmaceutical and biotechnology management experience makes her well qualified to serve as a director.

Peter J. Thornton has been a member of the Board since June 2017. Since January 2022, he is the President and Chief Financial Officer of Envetec Sustainable Technologies Limited, an Irish cleantech company focused on the carbon neutral treatment of biohazardous clinical material and plastics at source. From January 2014 to January 2022, he was the Chief Financial Officer of Technopath Clinical Diagnostics, which was acquired by LGC Group in January 2021. Prior to joining Technopath Clinical Diagnostics, from September 2011 to December 2013, Mr. Thornton was Senior Vice President - Business Integration for Alkermes plc, a global biopharmaceuticals company headquartered in Dublin, Ireland. From July 2007 to September 2011, he was Senior Vice President — Corporate and Business Development for Elan Drug Technologies, an Elan Corporation plc division engaged in developing and manufacturing drug delivery technology-based pharmaceutical products. From September 2006 to July 2007, he was President and Chief Operating Officer of Circ Pharma Limited, a specialty pharmaceutical company, and from June 2004 to September 2006, he was Chief Financial Officer of Agenus Inc., a Nasdaq-listed biotechnology company. Mr. Thornton has previously served as a non-executive director of both public and private companies and currently is a non-executive director of Oculer Limited, a private company focused on rapid microbiology testing technology. Mr. Thornton worked for the international public accounting firm of KPMG for seven years in Ireland and France and is a fellow of Chartered Accountants Ireland. He holds a Bachelor of Commerce degree from University College Cork, Ireland.

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

Corporate Governance Guidelines

The Board has adopted corporate governance guidelines that set forth the practices of the Board with respect to the qualification, selection and election of directors, director orientation and continuing education, director responsibilities, Board composition and performance, director access to management and independent advisors, director compensation guidelines, management evaluation and succession, policies regarding the independent directors, meetings of the non-management directors, the policy on communicating with the non-management directors and various other issues. A copy of our corporate governance guidelines is available at https://investors.avadel.com/corporate-governance/highlights. A printed copy is available free of charge to any shareholder who requests it by contacting the Company Secretary in writing at 10 Earlsfort Terrace, Dublin 2, D02 T380 Ireland.

Audit Committee

Composition, Qualifications and Governance

The Board has an Audit Committee composed of Peter J. Thornton (Chair), Dr. Eric J. Ende, Geoffrey M. Glass and Dr. Mark A. McCamish. The Board has determined that all of the members of the Audit Committee are independent within the meaning of applicable SEC regulations and the listing standards of Nasdaq, and that each member is financially literate within the meaning of such listing standards. The Board has also determined that Mr. Thornton, as the Chair of the Committee, (i) is independent within the meaning of applicable SEC regulations and the listing standards of Nasdaq, (ii) is qualified as an audit committee financial expert within the meaning of SEC regulations, and (iii) has accounting and related financial management expertise within the meaning of the listing standards of Nasdaq and that he is financially literate within the meaning of such listing standards. In addition, the Board has determined that the composition satisfies the requirements of the Irish Companies Act 2014.

The Audit Committee has a written charter, which is available on our website at https://investors.avadel.com/corporate-governance/highlights. The Audit Committee reviews the charter annually and works with the Board to amend it as appropriate to reflect the evolving role of the Audit Committee.

Responsibilities and Duties

The Audit Committee recommends to the Board the selection of the Company’s independent registered public accounting firm and reviews the findings of the auditors and operates in accordance with the Audit Committee Charter. The Audit Committee Charter outlines the roles and responsibilities of the Audit Committee which includes appointment, compensation and oversight of the work of any registered public accounting firm employed by the Company and review of related party transactions pursuant to the Company’s policy. The Audit Committee also assists the Board in oversight of: (1) the integrity of the financial statements of the Company; (2) the adequacy of the Company’s system of internal controls; (3) compliance by the Company with legal and regulatory requirements; (4) the qualifications and independence of the Company’s independent auditors; and (5) the performance of the Company’s independent and internal auditors. The Audit Committee met four times during 2024.

Changes to Procedures for Recommending Nominees to Board of Directors

None.

Code of Conduct and Financial Integrity Policy

We have adopted a written Code of Conduct (the “Code of Conduct”) that applies to all of our employees, as well as a Financial Integrity Policy (the “Financial Integrity Policy”) that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Senior Tax Director and Controller (or persons performing similar functions). These documents cover a broad range of professional conduct, including employment policies, conflicts of interest, intellectual property and the protection of confidential information, as well as adherence to all laws and regulations applicable to the conduct of our business. A copy of the Code of Conduct and the Financial Integrity Policy is available at https://www.avadel.com/corporate-compliance. If we make any substantive amendments to, or grant any waivers from, the Code of Conduct or Financial Integrity Policy for any officer or director, we intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K by disclosing the nature of such amendment or waiver on our website or in a current report on Form 8-K.

Insider Trading Policy

We have an insider trading policy governing the purchase, sale and other dispositions of our securities that applies to all of our directors, officers, employees and other covered persons. We believe that our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of our insider trading policy is filed as Exhibit 19.1 to this Form 10-K.

Item 11.     Executive Compensation.
EXECUTIVE COMPENSATION - COMPENSATION DISCUSSION AND ANALYSIS

Compensation Discussion and Analysis

In this Compensation Discussion and Analysis, we give an overview and analysis of our compensation philosophy, our compensation program, and the decisions we made in 2024 under those programs with respect to our named executive officers. Included in this discussion is specific information about the compensation earned or paid in 2024 to our named executive officers (the “Named Executive Officers”). Named Executive Officers for 2024 are:

Name	Position
Gregory J. Divis	Chief Executive Officer
Richard J. Kim(1)	Former Chief Commercial Officer
Thomas S. McHugh	Chief Financial Officer
Jerad G. Seurer	General Counsel & Corporate Secretary

(1) Mr. Kim resigned effective December 31, 2024.

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

•Base Salary. We fix the base salary of each of our executive officers at a level we believe enables us to hire and retain individuals in a competitive environment and rewards satisfactory individual performance and a satisfactory level of contribution to our overall business goals. We take into account the base salaries paid by similarly situated companies in our peer group and, to the extent practicable, we set base salary levels for similarly situated executives within the Company at comparable levels to avoid divisiveness and encourage teamwork, collaboration, and a cooperative working environment.

•Cash Incentive Awards. We provide annual cash incentive awards that are based upon the achievement of corporate and individual objectives established by the Compensation Committee and the Board of Directors. These cash incentive awards are designed to focus our executive officers on achieving key clinical, regulatory, commercial, operational, strategic and financial objectives.

•Equity Awards. We use stock options, restricted share units and performance share units to reward long-term performance. These equity awards are intended to provide significant incentive value for each executive officer if the Company performance is outstanding and the Company achieves its long-term goals to align executive compensation with long-term shareholder interests.
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

Our Compensation Committee has engaged Aon’s Human Capital Solutions Practices, a division of Aon plc (“Aon”) specializing in executive compensation, as its independent compensation consultant. In connection with the Compensation Committee’s executive compensation decisions for 2024, Aon reviewed and advised on principal aspects of our executive compensation program and performed the following services:

•conducted a competitive assessment of the Company’s then current executive compensation arrangements, including analyzing peer group Proxy Statements, compensation survey data, and other publicly available data;

•reviewed and provided compensation related data to support the Company’s disclosures;

•provided recommendations on the composition of the Company’s peer group; and

•reviewed and advised on equity compensation and on industry best practices.
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

Peer Group

In an effort to provide competitive total compensation to our executive officers, the Compensation Committee approved a group of comparable companies as our peer group as recommended by Aon. The peer group was selected on the basis of similarity to the Company on the following criteria: business comparability, stage of product development and commercialization, number of employees, market capitalization and revenue. The following companies were identified as our “peer group” for 2024:

2024 Peer Group
Amicus Therapeutics, Inc.	Dynavax Technologies Corporation
Anika Therapeutics, Inc.	Harmony Biosciences Holdings, Inc.
Arcutis Biotherapeutics, Inc.	Harrow, Inc.
Ardelyx, Inc.	Liquidia Corporation
Axsome Therapeutics, Inc.	Mirum Pharmaceuticals, Inc.
Catalyst Pharmaceuticals, Inc.	Rhythm Pharmaceuticals, Inc.
Collegium Pharmaceutical, Inc.	Sage Therapeutics, Inc.
Deciphera Pharmaceuticals, Inc.	TG Therapeutics, Inc.

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

As reported in our report on Form 8-K, filed with the SEC on August 1, 2024, at our 2024 annual general meeting, approximately 90% of the votes cast on our SEC Say-on-Pay proposal supported the compensation paid to our named executive officers. At our 2022 annual general meeting, we held a separate non-binding advisory shareholder vote on the frequency of future shareholder advisory votes regarding the compensation program for our named executive officers, commonly referred to as a “say-on-frequency” vote. At the 2022 annual general meeting, our shareholders approved, on an advisory basis, a proposal to take the say-on-pay vote every two years until the next required say-on-frequency vote. Accordingly, our next say-on-pay vote will occur at the 2026 annual general meeting and our next say-on-frequency vote will occur at the 2028 annual general meeting.

Base Salary

The Company provides base salaries to attract and retain executives with the proper experiences and skill sets required to assist us in achieving our specific business objectives, as well as our future growth and success. Base salaries provide a guaranteed base level of compensation that reflects a belief that base salary for executive officers should be targeted at market-competitive levels. Base salaries for a particular fiscal year are generally established at the end of the prior year. In establishing the base salaries for 2024, the Compensation Committee considered each Named Executive Officer’s role and level of responsibility at the Company, recent individual performance, perceived impact on Company results and overall Company performance. The base salaries of our Named Executive Officers during 2023 and 2024 were as follows:

Name	2023 Base Salary ($)	2024 Base Salary ($)	Increase (%)
Gregory J. Divis	600,000	651,600	9%
Richard J. Kim(1)	454,161	472,328	4%
Thomas S. McHugh	437,997	465,372	6%
Jerad G. Seurer(2)	—	420,000	—%

(1) Mr. Kim resigned effective December 31, 2024. In connection with such resignation, the Company and Mr. Kim agreed to a form of separation and release agreement consistent with the terms of his employment agreement. Additionally, Mr. Kim remained eligible for 2024 incentive compensation.
(2) Mr. Seurer was appointed as an executive officer in April 2024.

Annual Cash Incentive

The goal of the annual cash incentive program in 2024 was to align a meaningful portion of the total compensation potential for the Named Executive Officers to the achievement of specified quantitative and qualitative Company performance targets, as well as individual performance targets. The achievement of these targets advances the Company’s specific business objectives and results in long-term shareholder value. The target levels of the annual cash incentive awards were established as part of the Named Executive Officer’s individual employment agreements. Each of these employment agreements provides that the Named Executive Officer will receive an annual cash incentive award determined at the discretion of the Compensation Committee and the Board based on the Company’s performance against its objectives and individualized objective and subjective criteria, with a target award amount equal to a percentage of the Named Executive Officer’s base salary. The award criteria include specific objectives, relating to the achievement of clinical, regulatory, commercial, business and/or financial milestones. The table below sets forth each Named Executive Officer’s target incentive compensation for 2024:

Name	2024 Target Bonus (% of Base Salary)	2024 Target Bonus ($)	2024 Actual Bonus ($)(1)
Gregory J. Divis	60%	$390,960	$—
Richard J. Kim	45%	$212,548	$—	(2)
Thomas S. McHugh	45%	$209,417	$52,354
Jerad G. Seurer	45%	$189,000	$113,400	(3)
(1) Actual bonus paid to our Named Executive Officers based on the Company’s performance.
(2) Mr. Kim resigned effective December 31, 2024. Mr. Kim remained eligible for 2024 year end incentive compensation, which at the discretion of the Compensation Company, was determined to be $0. In addition, Mr. Kim was eligible for a bonus based upon achievement of certain commercial milestones. Accordingly, Mr. Kim received $109,438 related to the achievement of certain commercial milestones which were met in 2024.
(3) In addition to payment of an annual target bonus based upon corporate and individual performance, Mr. Seurer was eligible for an additional bonus based upon achievement of certain commercial milestones. Accordingly, in addition to the $113,400 paid to Mr. Seurer for 2024 performance, Mr. Seurer received an additional $87,500 related to the achievement of certain commercial milestones which were met in 2024.

Our approved 2024 corporate goals consisted of:

•Achieving LUMRYZ launch revenue and patient demand targets
•Execution of financial strategy and organizational plan
•Execution of portfolio and pipeline expansion

The Compensation Committee determined that the Company’s overall corporate performance score was 50% for 2024 based solely on the Compensation Committee’s assessment of the Company’s level of achievement against the approved 2024 corporate performance goals set forth above.

Mr. Divis’ 2024 annual cash incentive bonus was based on the discretionary judgment of the Compensation Committee. The Compensation Committee determined to award no annual cash incentive with respect to 2024 for Mr. Divis.

The process for determining the annual cash incentive for our other Named Executive Officers is generally similar to what is described above with respect to our Chief Executive Officer. For 2024, the Compensation Committee took into account the Company’s overall performance with respect to the corporate goals discussed above. The Compensation Committee assessed the individual performance of the other Named Executive Officers and also considered the recommendations of Mr. Divis. The other Named Executive Officers reported directly to Mr. Divis as Chief Executive Officer and so, the Compensation Committee believes Mr. Divis was in a position to provide a meaningful assessment of their capabilities and contributions to the Company.

The Compensation Committee determined 2024 annual cash incentives for the other Named Executive Officers based on its assessment of the Company’s achievement with respect to the corporate goals discussed above, in the following amounts: Richard J. Kim - $0, Thomas S. McHugh - $52,354, and Jerad G. Seurer - $113,400.

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

In addition to new hire stock options, at least annually, the Compensation Committee considers equity awards for our executive officers. These awards may consist of stock options, restricted share units (“RSUs”), restricted stock awards (“RSAs”) performance share units (“PSUs”) or performance stock options (“PSOs”). In February 2024, the Compensation Committee determined it would be appropriate to award time-based stock option awards to our Named Executive Officers as follows:

Name	Stock Options
Gregory J. Divis	600,000
Richard J. Kim	147,000
Thomas S. McHugh	157,500
Jerad G. Seurer	125,000

In determining the number of stock options to grant to a particular Named Executive Officer, the Compensation Committee takes into account numerous factors, including: the executive’s role and level of responsibility within the Company, the Company’s performance with respect to the financial and strategic goals and objectives for that year, and comparative peer group data as presented by Aon.

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

Retirement Benefits

The Company believes offering competitive retirement benefits is important to attract and retain top executives. The Company’s U.S.-based executives participate in a traditional defined contribution 401(k) plan. For our Company’s 401(k) plan, the Company generally contributed approximately $12,000 to $14,000 to each eligible executive’s 401(k) account during 2024, which was the maximum contribution match allowable under the Company’s 401(k) Plan, provided the participant contributed the maximum in order to receive the maximum match and contributed based off of $345,000 of wages, the maximum allowable under the IRS limits. Additional details regarding retirement benefits are provided in the tables below entitled “Summary Compensation Table.”

Deductibility of Executive Compensation

Generally, Section 162(m) of the Code disallows a federal income tax deduction for public corporations of remuneration in excess of $1 million paid for any fiscal year to “covered employees” of the Company. The Board and the Compensation Committee believe shareholder interests are best served if they retain maximum flexibility to design executive compensation programs that meet stated business objectives. For that reason, while our Board and Compensation Committee consider the potential effects of Section 162(m) of the Code on the compensation paid to our named executive officers, in light of the constraints imposed by Section 162(m) and our desire to maintain flexibility in compensation decisions, the Board and the Compensation Committee do not necessarily limit compensation to amounts deductible under Section 162(m).

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

2024 Compensation of Named Executive Officers

Summary Compensation Table

The following table sets forth the compensation paid or accrued during the fiscal years ended December 31, 2024, 2023 and 2022 to our Named Executive Officers:

Name and Principal Position	Year	Base Salary ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total Compensation ($)
Gregory J. Divis	2024	651,600	—	6,722,205	—	25,800	7,399,605
Chief Executive Officer	2023	600,000	—	—	360,000	25,200	985,200
	2022	561,144	—	—	168,343	24,200	753,687
Richard J. Kim	2024	472,328	—	1,646,940	109,438	525,595	2,754,301
Former Chief Commercial Officer	2023	454,161	—	—	303,592	13,200	770,953
	2022	437,750	—	—	98,494	12,200	548,444
Thomas S. McHugh	2024	465,372	—	1,764,579	52,354	12,393	2,294,698
Chief Financial Officer	2023	437,997	—	—	212,867	12,280	663,144
	2022	420,343	—	—	94,577	11,079	525,999
Jerad G. Seurer(6)	2024	420,000	—	1,400,459	200,900	13,800	2,035,159
General Counsel & Corporate Secretary
(1) Represents salaries before any employee contributions under our 401(k) Plan.
(2) Represents the aggregate grant date fair value of share awards granted in 2024, 2023 and 2022, respectively, calculated in accordance with FASB ASC Topic 718. For a full description of the assumptions we use in calculating these amounts, see Note 15 to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. The actual value a Named Executive Officer may receive depends on market prices and there can be no assurance that the amounts reflected in the Stock Awards column will actually be realized. The amounts reported for 2023 do not reflect PSUs awarded in August 2023 as the grant date of such awards for accounting purposes did not occur in 2023. 1/3 of the PSUs that were tied to performance during the second half of 2023 were forfeited in February 2024. 2/3 of the PSUs that were tied to performance during 2024 were forfeited in February 2025.
(3) Amounts reported reflect the aggregate grant date fair value of options granted in 2024, 2023 and 2022, respectively, calculated in accordance with FASB ASC Topic 718. For a full description of the assumptions we use in calculating these amounts, see Note 15 to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. The actual value a Named Executive Officer may receive depends on market prices and there can be no assurance that the amounts reflected in the Option Awards column will actually be realized. No gain to a named executive officer is possible without an increase in share price after the date of grant. For 2022, the amounts reported in this table to Mr. Divis, Mr. McHugh and Mr. Kim do not include the grant date fair value of the PSOs, as achievement was not probable on the grant date. Assuming maximum achievement, the grant date fair value of the PSOs granted in 2022 to each of Mr. Divis, Mr. McHugh and Mr. Kim would have been $1,297,738, $648,869 and $648,869, respectively.
(4) Non-equity incentive plan compensation represents cash bonuses for meeting Company and, if applicable, personal performance targets for the applicable year.
(5) For 2024, amounts include (i) for Mr. Divis, $13,800 in employer 401(k) contributions and $12,000 in auto allowance, (ii) for Mr. Kim, $13,800 in employer 401(k) contributions, $472,328 in cash severance payable in substantially equal installments in accordance with the Company’s normal payroll practices over 12 months and $39,467 of COBRA premiums, (iii) for Mr. McHugh, $12,393 in employer 401(k) contributions and (iv) for Mr. Seurer, $13,800 in employer 401(k) contributions.
(6) Mr. Seurer was appointed as an executive officer in April 2024 and accordingly, compensation prior to 2024 is not included.

Grants of Plan-Based Awards 2024

The following table presents information regarding grants of plan-based awards to the named executive officers during the year ended December 31, 2024:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)	Estimated Future Payouts Under Equity Incentive Plan Awards	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards(2)
Name	Grant Date	Target ($)	(Target (#)	(#)	($)	($)
Gregory J. Divis		390,960	--
	2/20/2024			600,000	13.57	6,722,205
Richard J. Kim		212,548	--
	2/20/2024			147,000	13.57	1,646,940
Thomas S. McHugh		209,417	--
	2/20/2024			157,500	13.57	1,764,579
Jerad Seurer		189,000	--
	2/20/2024			125,000	13.57	1,400,459
(1) Represents the target amount that may be earned based on achievement of pre-determined performance criteria during fiscal year 2024. Our Compensation Committee has not set threshold or maximum amounts associated with non-equity incentive plan awards.
(2) Amounts reported reflect the aggregate grant date fair value of options granted in 2024, respectively, calculated in accordance with FASB ASC Topic 718. For a full description of the assumptions we use in calculating these amounts, see Note 15 to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Outstanding Equity Awards at Fiscal Year-End 2024

The following table sets forth specified information concerning stock options and stock awards for each of the named executive officers outstanding as of December 31, 2024.

						Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable(1)		Number of Securities Underlying Unexercised Options (#) Unexercisable(1)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Gregory J. Divis	12/14/2016	150,000		—		—	10.40	12/14/2026
	12/12/2017	100,000		—		—	8.95	12/12/2027
	3/22/2018	50,000		—		—	7.06	3/22/2028
	3/7/2019	100,000		—		—	1.85	3/7/2029
	5/30/2019	400,000		—		—	1.71	5/30/2029
	12/8/2020	500,000		—		—	6.79	12/8/2030
	12/7/2021	232,500		77,500	(2)	—	8.20	12/7/2031
	8/4/2022	350,000		—		—	4.69	8/4/2032
	2/20/2024	—		600,000	(3)	—	13.57	2/20/2034
Richard J. Kim	2/15/2021	262,500	(4)	—		—	8.99	12/31/2025
	12/7/2021	103,125	(4)	—		—	8.20	12/31/2025
	8/4/2022	175,000	(4)	—		—	4.69	12/31/2025
	2/20/2024	—		—		—	13.57	12/31/2025
Thomas S. McHugh	10/22/2019	250,000		—		—	3.45	10/22/2029
	12/8/2020	200,000		—		—	6.79	12/8/2030
	12/7/2021	112,500		37,500	(5)	—	8.20	12/7/2031
	8/4/2022	175,000		—		—	4.69	8/4/2032
	2/20/2024	—		157,500	(6)	—	13.57	2/20/2034
Jerad G. Seurer	11/7/2017	25,000		—		—	9.67	11/7/2027
	1/2/2020	30,000		—		—	7.55	1/2/2030
	12/8/2020	80,000		—		—	6.79	12/8/2030
	12/7/2021	35,625		11,875	(7)	—	8.20	12/7/2031
	8/4/2022	100,000		—		—	4.69	8/4/2032
	2/20/2024	—		125,000	(8)	—	13.57	2/20/2034
(1) Unless otherwise noted, options to purchase shares become exercisable in four equal annual installments following the grant date.
(2) Includes the unvested portion of the December 2021 option grant under the Avadel 2020 Omnibus Plan, 77,500 of which will vest on December 7, 2025.
(3) Includes the unvested portion of the February 2024 option grant under the Avadel 2020 Omnibus Plan, 150,000 of which will vest on each of February 20, 2025, February 20, 2026, February 20, 2027, and February 20, 2028.
(4) Mr. Kim resigned as Chief Commercial Officer effective as of December 31, 2024. In connection with such resignation, the unvested portion of his option grants were forfeited. Mr. Kim will have one year from resignation date to exercise the vested portion of his option grants.
(5) Includes the unvested portion of the December 2021 option grant under the Avadel 2020 Omnibus Plan, 37,500 of which will vest on December 7, 2025.
(6) Includes the unvested portion of the February 2024 option grant under the Avadel 2020 Omnibus Plan, 39,375 of which will vest on each of February 20, 2025, February 20, 2026, February 20, 2027, and February 20, 2028.
(7) Includes the unvested portion of the December 2021 option grant under the Avadel 2020 Omnibus Plan, 11,875 of which will vest on December 7, 2025.
(8) Includes the unvested portion of the February 2024 option grant under the Avadel 2020 Omnibus Plan, 31,250 of which will vest on each of February 20, 2025, February 20, 2026, February 20, 2027, and February 20, 2028.

Options Exercised and Shares Vested During Fiscal Year 2024

The following table sets forth specified information concerning share options exercised and share awards vested for each of the named executive officers during fiscal year 2024:

	Option Awards		Share Awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)
Gregory J. Divis	—	—	—	—
Richard J. Kim	—	—	—	—
Thomas S. McHugh	—	—	—	—
Jerad G. Seurer	15,627	268,784	—	—

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

Pursuant to their employment agreements, each of our Named Executive Officers is entitled to certain severance benefits in the event he or she terminates his or her employment for “Good Reason” or if his or her employment is terminated by the Company for any reason other than for “Cause,” including non- renewal by the Company at the end of the employment term. Upon such a termination, each of the Named Executive Officers is entitled to receive all accrued but unpaid bonuses for any completed fiscal year and vacation pay, expense reimbursement and other benefits due under any Company-provided benefit plans, policies and arrangements. In addition, Mr. Divis is entitled to receive: (1) severance equal to 1.5 times his base salary, payable in substantially equal installments in accordance with the Company’s normal payroll practices; and (2) payment of monthly COBRA health insurance premiums for up to 18 months, and Mr. Kim, Mr. McHugh, and Mr. Seurer are entitled to receive (1) severance equal to 1.0 times their base salary, payable in substantially equal installments in accordance with the Company’s normal payroll practices; and (2) payment of monthly COBRA health insurance premiums for up to 12 months.

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

For purposes of each of the Named Executive Officer’s agreements:

• “Good Reason” is defined as
◦For Mr. Divis: (i) the failure of the Company to timely pay to the employee any compensation owed under the agreement; (ii) the Company’s diminution in the employee’s authority, duties or responsibilities in any material respect or the Company’s assignment to the employee of duties that are materially inconsistent with the duties stated in the agreement; (iii) the relocation of the place of the employee’s employment more than sixty (60) miles outside the greater St. Louis metropolitan area; (iv) a material breach by the Company of the agreement; or (v) the failure of the Company to have the agreement assumed in full by any successor in the case of any merger, consolidation, or sale of all or substantially all of the assets of the Company.

◦For Mr. Kim, Mr. McHugh, and Mr. Seurer: (i) the Company’s diminution in the employee’s authority, duties or responsibilities in any material respect or the Company’s assignment to the employee of duties that are materially inconsistent with the duties stated in the agreement; (ii) the relocation of the place of the employee’s employment which increases such employee’s one-way commute by more than sixty (60) miles for such employee; or (iii) a material breach by the Company of the agreement.

•“Cause” means: (i) conviction of or plea of nolo contendere to a felony or crime involving moral turpitude; (ii) fraud, theft, or misappropriation of any asset or property of the Company, including, without limitation, any theft or embezzlement or any diversion of any corporate opportunity; (iii) breach of any of the material obligations contained in the agreement; (iv) conduct materially contrary to the material policies of the Company; (v) material failure to meet the goals and objectives established by the Company without cure within a reasonable period of time after written notice thereof; or (vi) conduct that results in a material detriment to the Company, its program, or goals or is inimical to the Company’s reputation and interests without cure within a reasonable period of time after written notice thereof.

•“Change of Control Period” means the period beginning six (6) months prior to, and ending eighteen (18) months following, a Change of Control for Mr. Divis, the period ending eighteen (18) months following, a Change of Control for Mr. Kim and Mr. McHugh and the period ending twelve (12) months following, a Change of Control for Mr. Seurer.

•“Change of Control” means the occurrence of any of the following events: (i) A change in the ownership of the Company which occurs on the date that any one person, or more than one person acting as a group (‘Person’), acquires ownership of the equity interests of the Company that, together with the shares held by such Person, constitutes more than fifty percent (50%) of the total voting power of the shares of the Company; provided, however, that for purposes of this subsection, the acquisition of additional shares by any one Person, who is considered to own more than fifty percent (50%) of the total voting power of the shares of the Company will not be considered a Change or Control; or (ii) A change in the effective control of the Company which occurs on the date that a majority of the members of the Board is replaced during any twelve (12) month period by Directors whose appointment or election is not endorsed by a majority of the members of the Board prior to the date of the appointment or election. For purposes of such definition, if any Person is considered to be in effective control of the Company, the acquisition of additional control of the Company by the same Person will not be considered a Change of Control; or (iii) A change in the ownership of a substantial portion of the Company’s assets which occurs on the date that any Person acquires (or has acquired during the twelve (12) month period ending on the date of the most recent acquisition by such person or persons) assets from the Company that have a total gross fair market value equal to or more than fifty percent (50%) of the total gross fair market value of all of the assets of the Company immediately prior to such acquisition or acquisitions.

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

Separation Agreement

As disclosed above, Mr. Kim resigned as Chief Commercial Officer effective as of December 31, 2024. In connection with his departure, Mr. Kim executed a separation agreement pursuant to which he was entitled to receive (i) severance equal to 1.0 times his base salary, payable in substantially equal installments in accordance with the Company’s normal payroll practices; and (ii) payment of monthly COBRA health insurance premiums for up to 12 months.

Potential Payments upon Termination or Change of Control

The following table sets forth information regarding potential payments that Mr. Divis, Mr. McHugh and Mr. Seurer would have received if the Named Executive Officer’s employment had terminated as of December 31, 2024 under the circumstances set forth above.

Name(5)	Termination without Cause or Resignation for Good Reason Not in Connection with a Change in Control ($)		Termination without Cause or Resignation for Good Reason in Connection with a Change in Control ($)
Gregory J. Divis
Cash Severance Payment	977,400	(1)	1,368,360	(3)
Value of Benefits	59,202	(2)	59,202	(2)
Equity Acceleration	—		179,025	(4)
Thomas S. McHugh
Cash Severance Payment	465,372	(1)	465,372	(3)
Value of Benefits	27,116	(2)	27,116	(2)
Equity Acceleration	—		86,625	(4)
Jerad G. Seurer
Cash Severance Payment	420,000	(1)	420,000	(3)
Value of Benefits	52,239	(2)	52,239	(2)
Equity Acceleration	—		27,431	(4)
(1) Includes 18 months base salary continuation for Mr. Divis and 12 months’ base salary for Mr. McHugh and Mr. Seurer.
(2) Includes 18 months’ COBRA continuation for Mr. Divis and 12 months’ COBRA continuation for Mr. McHugh and Mr. Seurer.
(3) Includes 18 months base salary and target annual bonus for Mr. Divis and 12 months base salary for Mr. McHugh and Mr. Seurer.
(4) Amounts reflect intrinsic value of unvested stock options whose vesting will be accelerated based on the closing price of one ordinary share on December 31, 2024, the last trading day of 2024 ($10.51).
(5) Mr. Kim resigned effective December 31, 2024. As described above, Mr. Kim was eligible to receive (i) salary continuation for 12 months in an amount equal to $472,328 and (ii) 12 months’ COBRA premiums with an estimated value of $39,467.

Equity Award Grant Practices

During 2024, the Compensation Committee did not take into account any material nonpublic information when determining the timing and terms of equity incentive awards, and we did not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. During 2024, we did not grant any stock options to our Named Executive Officers during any period beginning four business days before and ending one business day after the filing or furnishing of a Form 10-Q, 10-K or 8-K that discloses material nonpublic information.

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

•Appropriate pay philosophy in light of our business model;
•Balance with respect to the mix of cash and equity compensation, and measures of performance against both annual and multi-year standards;
•Short and long-term incentives linked to share price performance;
•Performance goals are set at levels that are sufficiently high to encourage strong performance and support the resulting compensation expense, but within reasonably attainable parameters to discourage pursuit of excessively risky business strategies;
•Long-term incentives generally have multi-year vesting to ensure a long-term focus and appropriate balance against short-term goals;
•Independent Compensation Committee oversight, with Compensation Committee discretion to reduce incentives based on subjective evaluation of individual performance; and
•Anti-hedging/pledging policies.

PAY RATIO DISCLOSURE

Under Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K, the Company is required to provide the ratio of the annual total compensation of Mr. Divis, who is the Company’s Chief Executive Officer, to the annual total compensation of the median employee of the Company (the “Pay Ratio Disclosure”).

For fiscal year 2024, the median annual total compensation of all employees of the Company and its consolidated subsidiaries (other than the Chief Executive Officer) was $271,964. Mr. Divis’ annual total compensation for fiscal year 2024 was $7,399,605. Based on this information, for fiscal year 2024, the ratio of the compensation of the Chief Executive Officer to the median annual total compensation of all other employees was estimated to be 27 to 1.

To identify, and to determine the annual total compensation of, the median employee, we used the following methodology:

•We collected the payroll data of all employees globally, whether employed on a full-time, part-time, temporary or seasonal basis as of December 31, 2024.
•We annualized the compensation of all permanent full-time and part-time employees who were hired by the Company and its consolidated subsidiaries between January 1, 2024, and December 31, 2024.
•We then identified our median employee from our employee population based on this compensation measure.
•This process resulted in the identification of an employee whose compensation was anomalous, as that individual was newly hired in 2024. As a result, we substituted an employee near the median whose compensation was viewed as more representative of our median employee.

The median employee’s annual total compensation represents the amount of such employee’s compensation for fiscal year 2024 that would have been reported in the Summary Compensation Table in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K if the employee was a Named Executive Officer, and the annual total compensation of the Chief Executive Officer represents the amount reported in the “Total” column of our “Summary Compensation Table” on page 113 of this Annual Report on Form 10-K.

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

The annual retainers in effect for service in 2024 were as follows:

Annual Cash Retainers ($)
Board of Directors:
All non-employee members	52,100
Additional retainer for Non-Executive Chair of the Board	35,000
Audit Committee:
Chair	20,000
Non-Chair members	10,000
Compensation Committee:
Chair	15,000
Non-Chair members	7,500
Nominating and Corporate Governance Committee:
Chair	10,000
Non-Chair members	5,000

In addition, during 2024, our non-employee directors were awarded stock options and restricted stock awards, as described in footnote 3 to the “Director Compensation” table below.

Director’s Compensation Table

The following table presents information relating to total compensation of each person who served as a director for the year ended December 31, 2024.

Name	Fees Earned or Paid in Cash ($)(1)		Option Awards ($)(2)(3)		Stock Awards ($)(2)(3)	Total Compensation ($)
Geoffrey M. Glass(4)	102,100		145,357		179,520	426,977
Dr. Naseem S. Amin(5)	34,207		797,548	(6)	179,520	1,011,275
Dr. Eric J. Ende(7)	72,100		145,357		179,520	396,977
Dr. Mark A. McCamish(8)	69,600		145,357		179,520	394,477
Linda S. Palczuk(9)	84,600	(10)	370,380	(10)	179,520	634,500
Peter J. Thornton(11)	79,600		145,357		179,520	404,477
(1) Fees earned or paid in cash for Mr. Thornton were earned in U.S. Dollars but were paid in Euro at the applicable exchange rate on the date of payment.
(2) Amounts reported reflect the aggregate grant date fair value of options granted in 2024 calculated in accordance with FASB ASC Topic 718. For a full description of the assumptions we use in calculating these amounts, see Note 15 to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. The actual value a director may receive depends on market prices, and there can be no assurance that the amounts reflected in these columns will actually be realized.
(3) On July 30, 2024, non-employee directors Peter J. Thornton, Geoffrey M. Glass, Eric J. Ende, Mark A. McCamish, Linda S. Palczuk, and Naseem S. Amin were each awarded an option to purchase 11,000 shares and restricted stock awards of 11,000 shares under the Company’s 2020 Plan. Each award vests 100% on the one-year anniversary of the award.
(4) As of December 31, 2024, Mr. Glass held 230,000 unexercised share options and 11,000 unvested stock awards.
(5) As of December 31, 2024, Dr. Amin held 60,500 unexercised share options and 11,000 unvested stock awards.
(6) On May 17, 2024, Dr. Amin was appointed to the Board of Directors as a non-employee director. As part of his appointment, Dr. Amin was awarded an option to purchase 49,500 shares under the Company’s 2020 Plan. The award vests 1/3 each year on the anniversary of the award.
(7) As of December 31, 2024, Dr. Ende held 238,057 unexercised share options and 11,000 unvested stock awards.
(8) As of December 31, 2024, Dr. McCamish held 280,000 unexercised share options and 11,000 unvested stock awards.

(9) As of December 31, 2024, Ms. Palczuk held 255,000 unexercised share options and 11,000 unvested stock awards.
(10) On December 17, 2024, Ms. Palczuk earned additional cash compensation and was granted an additional share option to purchase 25,000 shares in connection with her participation on the Board’s Commercial Oversight Committee.
(11) As of December 31, 2024, Mr. Thornton held 230,000 unexercised share options and 11,000 unvested stock awards.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information

The following table provides information as of December 31, 2024, regarding ordinary shares that may be issued under our equity compensation plans, consisting of our 2017 Omnibus Incentive Compensation Plan (the “2017 Omnibus Plan”) our 2020 Omnibus Incentive Compensation Plan, our 2017 Employee Stock Purchase Plan (the “ESPP”) and our 2021 Inducement Plan (the “Inducement Plan”).

Plan category	Number of securities to be issued upon exercise of outstanding options and rights(1)	Weighted-average exercise price of outstanding options and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	10,857,151	8.40	4,879,515
Equity compensation plans not approved by security holders	1,085,325	9.86	340,925	(3)
Total	11,942,476	8.53	5,220,440
(1) Includes 83,882 ordinary shares that have previously been granted as RSUs but are pending issuance upon vesting date and 66,000 ordinary shares that have previously been granted and issued as RSAs but are pending vesting; the beneficiary is not required to pay any exercise price upon issuance of such 83,882 shares of RSUs or 66,000 shares or RSAs. The remaining 11,792,594 ordinary shares are issuable pursuant to the exercise of outstanding options upon payment of the weighted-average exercise price shown in column (b) of this table.
(2) The weighted-average exercise price shown in column (b) applies to 11,792,594 ordinary shares issuable pursuant to the exercise of outstanding options included in the total number shown in column (a) of this table. As to the 83,882 and 66,000 shares attributable to free shares awards, the beneficiary is not required to pay any exercise price upon issuance of such shares.
(3) Represents shares reserved for issuance pursuant to our Inducement Plan. Please see Note 15 to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding the Inducement Plan.

Beneficial Ownership Table

The following table sets forth certain information regarding the beneficial ownership of our issued and outstanding ordinary shares by (i) each person who is known by the Company to own beneficially more than five percent of the outstanding ordinary shares, (ii) each Named Executive Officer of the Company, (iii) each director and director nominee of the Company and (iv) all directors and executive officers as a group. Except as otherwise indicated in the footnotes below, such information is provided as of February 14, 2025. On April 15, 2024, the Company’s ordinary shares became directly listed on the Nasdaq Stock Market (“Nasdaq”). According to SEC rules, a person is the “beneficial owner” of securities if he, she or it has or shares the power to vote them or to direct their investment or has the right to acquire beneficial ownership of such securities within 60 days through the exercise of an option, warrant or right, the conversion of a security or otherwise.

Name and Address of Beneficial Ownership(1)	Beneficial Ownership(2)	Percentage of Class(2)
> 5% Stockholders:
Entities Affiliated with Janus Henderson Group plc(3) 201 Bishopsgate EC2M 3AE, United Kingdom	14,080,219	14.6%
Entities Affiliated with Tontine Asset Associates, LLC(4) 1 Sound Shore Drive, Suite 304 Greenwich, CT 06830-7251	5,685,350	5.9%
Entities Affiliated with BlackRock, Inc.(5) 50 Hudson Yards, New York, NY 10001	5,257,004	5.4%

Named Executive Officers and Directors:
Gregory J. Divis(6)	2,201,600	2.2%
Thomas S. McHugh(7)	864,675	*
Richard J. Kim(8)	540,625	*
Jerad G. Seurer (9)	310,670	*
Geoffrey M. Glass(10)	374,979	*
Naseem S. Amin	11,000	*
Dr. Eric J. Ende(11)	435,957	*
Dr. Mark A. McCamish(12)	347,025	*
Linda S. Palczuk(13)	286,900	*
Peter J. Thornton(14)	323,055	*
All executive officers and directors as a group (9 persons)	5,155,861	5.1%
* Represents beneficial ownership of less than 1% of our outstanding ordinary shares.

(1) Except as stated in the table above or the footnotes below, the address of the named person is c/o Avadel Pharmaceuticals plc, 10 Earlsfort Terrace, Dublin 2, D02 T380 Ireland.
(2) Unless otherwise stated in the footnotes to this table, we believe each of the shareholders named in this table has sole voting and dispositive with respect to the ordinary shares indicated as beneficially owned. Ownership percentages are based on 96,594,935 ordinary shares outstanding on February 14, 2025. On April 15, 2024, the Company’s ordinary shares became directly listed on Nasdaq. Accordingly, some of the Schedule 13Gs filed by investors prior to April 15, 2024 still reference ADSs, which were exchanged for ordinary shares on the April 15, 2024. The number of shares beneficially owned includes ordinary shares issuable pursuant to the exercise of stock options or warrants that are exercisable and “free shares,” if any, that will vest within 60 days of February 14, 2025. Ordinary shares issuable pursuant to the exercise of stock options or warrants that are exercisable and “free shares,” if any, that will vest within 60 days of February 14, 2025 are deemed to be outstanding and beneficially owned by the person to whom such shares are issuable for the purpose of computing the percentage ownership of that person, but they are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
(3) Information herein is solely based on a Schedule 13G/A filed with the SEC by Janus Henderson Group plc (“JHG”) on February 14, 2025. JHG reports that it has shared voting power and shared dispositive power over 14,022,184 shares which are held directly by one or more funds or portfolios managed by JHG. The principal business address of JHG is 201 Bishopsgate, EC2M 3AE, United Kingdom.
(4) Information herein is solely based on a Schedule 13G/A filed by Tontine Capital Overseas Master Fund II, L.P. (“TCOM II”), Tontine Asset Associates, LLC (“TAA”) and Mr. Jeffrey L. Gendell on February 13, 2024. Consists of (i) 3,539,782 ADSs held by TCOM II, (ii) 2,075,568 ADSs held by Tontine Financial Partners, L.P. (“TFP”) and (iii) 70,000 ADSs, held by Mr. Gendell, which were automatically exchanged for ordinary shares on April 15, 2024 when the Company’s ordinary shares became directly listed on Nasdaq. Mr. Gendell serves as the Managing Member of TAA and also serves as the Managing Member of Tontine Management, L.L.C., a limited liability company organized under the laws of the State of Delaware (“TM”), which serves as general partner of TFP.
(5) Information herein is solely based on a Schedule 13G filed with the SEC by Black Rock, Inc. (“BRI”) on November 8, 2024. BRI reports that it has sole voting power and sole dispositive power over 5,257,004 shares. The principal business address of BRI is 50 Hudson Yards, New York, NY 10001.
(6) Includes options to purchase (i) 2,032,500 ordinary shares that are exercisable within 60 days of February 14, 2025 and (ii) 10,000 ordinary shares held by the Gregory J. Divis Jr. Revocable Trust, of which Mr. Divis is trustee and beneficiary.
(7) Includes options to purchase 776,875 ordinary shares that are exercisable within 60 days of February 14, 2025.

(8) Mr. Kim resigned effective December 31, 2024 and has 12 months to exercise options that were vested as of that date. The amount shown includes remaining vested options to purchase 540,625 ordinary shares that are exercisable as of February 14, 2025.
(9) Includes (i) options to purchase 301,875 ordinary shares that are exercisable within 60 days of February 14, 2025 and (ii) 8,795 ordinary shares held by Mr. Seurer.
(10) Includes (i) options to purchase 219,000 ordinary shares that are exercisable within 60 days February 14, 2025, (ii) 75,904 ordinary shares held by Geoffrey M. Glass Revokable u/t/d August 26, 2020, of which Mr. Glass and members of his immediate family are the sole beneficiaries and Mr. Glass serves as its trustee and (iii) 69,075 ordinary shares held by The Geoffrey Glass Trust of which Mr. Glass is a co-trustee and sole beneficiary.
(11) Includes options to purchase 227,057 ordinary shares that are exercisable within 60 days of February 14, 2025.
(12) Includes (i) options to purchase 269,000 ordinary shares that are exercisable within 60 days of February 14, 2025, and (ii) 67,025 ordinary shares held by Matthew 5 LLC. The Mark & Barbara McCamish Family Trust is the sole owner of Matthew 5 LLC, and Dr. McCamish serves as its manager.
(13) Includes options to purchase 219,000 ordinary shares that are exercisable within 60 days of February 14, 2025.
(14) Includes options to purchase 219,000 ordinary shares that are exercisable within 60 days of February 14, 2025.

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

A “related person” is defined as:

•Any person who is, or at any time since the beginning of our last fiscal year was, one of our directors or executive officers or a nominee to become one of our directors;
•Any person who is known to be the beneficial owner of more than five percent of any class of our voting securities;
•Any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother- in-law or sister-in-law of the director, executive officer, nominee or more than five percent beneficial owner, and any person (other than a tenant or employee) sharing the household of such director, executive officer, nominee or more than five percent beneficial owner; and
•Any firm, corporation, or other entity in which any of the foregoing persons is employed or is a general partner or principal or in a similar position or in which such person has a ten percent or greater beneficial ownership interest.

Related Party Transactions

Other than the compensation agreements and other arrangements described under Item 11 of this Annual Report on Form 10-K, since January 1, 2024, there has not been and there is not currently proposed, any transaction or series of similar transactions to which we were, or will be, a party in which the amount involved exceeded, or will exceed, $120,000 and in which any director, executive officer, holder of five percent or more of any class of any class of our voting securities or any member of the immediate family of, or entities affiliated with, any of the foregoing persons, had, or will have, a direct or indirect material interest.

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

•The director is, or has been within the last three years, our employee, or an immediate family member is, or has been within the last three years, an executive officer of the Company;
•The director has received, or has an immediate family member who has received, during any twelve-month period within the last three years, more than $120,000 in direct compensation from us, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service);
•(i) The director is a current partner or employee of a firm that is our internal or external auditor; (ii) the director has an immediate family member who is a current partner of such a firm; (iii) the director has an immediate family member who is a current employee of such a firm and personally works on our audit; or (iv) the director or an immediate family member was within the last three years a partner or employee of such a firm and personally worked on our audit within that time;
•The director or an immediate family member is, or has been within the last three years, employed as an executive officer of another company where any of our present executive officers at the same time serves or served on that company’s compensation committee; or
•The director is a current employee, or an immediate family member is a current executive officer, of a company that has made payments to, or received payments from, us for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million, or two percent, of such other company’s consolidated gross revenues.

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

The Board has affirmatively determined that each member of the Board (besides Gregory J. Divis, our Chief Executive Officer) is independent in accordance with the above standards. Additionally, we made no contributions during fiscal year 2024 to any charitable organization in which an independent director serves as an executive officer in any single fiscal year within the preceding three fiscal years in an amount in excess of the greater of $1 million, or two percent, of the charitable organization’s consolidated gross revenues.

Item 14.     Principal Accountant Fees and Services.

Our independent public accounting firm is Deloitte & Touche LLP, St. Louis, Missouri (PCAOB Auditor ID: 34).

The following table summarizes the aggregate fees of our independent registered public accounting firms, billed to us for audit and other services for the fiscal years ended December 31, 2024 and 2023:

	2024	2023
Audit Fees	$1,292,994	$1,178,158
Audit-related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$1,292,994	$1,178,158

Audit Fees. Audit fees include professional services rendered by public accounting firms for the audit of our annual financial statements in 2024 and 2023, including the reviews of the financial statements included in our quarterly reports on Form 10-Q. This category also includes fees for assistance with complex accounting and transactions, fees for audits provided in connection with statutory filings or services that generally only the principal auditor can reasonably provide to a client, and consents and assistance with and review of documents filed with the SEC.

Audit-Related Fees. Audit-related fees consist of amounts for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not reported under “Audit Fees.”

Tax Fees. Tax fees include original and amended tax returns, studies supporting tax return amounts as may be required by Internal Revenue Service regulations, claims for refunds, assistance with tax audits and other work directly affecting or supporting the payment of taxes, planning, research and advice supporting our efforts to maximize the tax efficiency of our operations for fiscal years 2024 and 2023.

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
Schedule II
Valuation and Qualifying Accounts
(In thousands)

Deferred Tax Asset Valuation Allowance:	Balance, Beginning of Period	Additions (a)	Deductions (b)	Other Changes (c)	Balance, End of Period

2024	$96,428	$12,587	$(7,457)	$7	$101,565
2023	$71,341	$30,918	$(6,586)	$755	$96,428
2022	$24,025	$48,734	$—	$(1,418)	$71,341

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

4.1	Description of Securities (filed herewith)

10.1
Office Lease Agreement by and between Grove II LLC and Eclat Pharmaceuticals LLC dated October 5, 2015, as amended (incorporated by reference to Exhibit 10.2 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 9, 2021)

10.2	Fourth Amendment to Office Lease Agreement by and between Grove II LLC and Avadel Management, LLC dated February 1, 2025 (filed herewith)

10.3‡
Amended Employment Agreement dated as of June 3, 2019 between Avadel Management Corporation and Gregory J. Divis (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K, filed on June 5, 2019)

10.4‡
First Amendment to Employment Agreement, dated as of September 28, 2022, between Avadel Management Corporation and Gregory J. Divis (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on From 10-Q, for the quarter ended September 30, 2022, filed on November 9, 2022)

10.5‡
Employment Agreement dated as of May 15, 2020 between Avadel Management Corporation and Thomas S. McHugh (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 10-Q, filed on August 10, 2020)

10.6‡
First Amendment to Employment Agreement, dated as of September 28, 2022, between Avadel Management Corporation and Thomas S. McHugh (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on From 10-Q, for the quarter ended September 30, 2022, filed on November 9, 2022)

10.7‡
Avadel Pharmaceuticals plc 2017 Omnibus Incentive Compensation Plan and related equity award agreements (incorporated by reference to Exhibit 10.18 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 9, 2021)

10.8‡	Avadel Pharmaceuticals plc 2020 Omnibus Incentive Compensation Plan and related equity award agreements (filed herewith)

10.9‡	Amendment to the Avadel Pharmaceuticals plc 2020 Omnibus Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K, filed August 3, 2023)

10.10‡
Employment Agreement dated as of February 15, 2021 between Avadel Management Corporation and Richard Kim (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly report on Form 10-Q, for the quarter ended March 31, 2021, filed on May 10, 2021)

10.11‡
First Amendment to Employment Agreement, dated as of September 28, 2022, between Avadel Management Corporation and Richard Kim (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on From 10-Q, for the quarter ended September 30, 2022, filed on November 9, 2022)

10.12‡
Avadel Pharmaceuticals plc 2021 Inducement Plan and related equity award agreements (incorporated by reference to Exhibit 10.20 to the registrant’s Annual Report on Form 10-K, for the year ended December 31, 2021, filed on March 16, 2022)

10.13‡	Amendment to Avadel Pharmaceuticals plc 2021 Inducement Plan (filed herewith)

10.14+^
Manufacturing Agreement by and between Flamel Ireland Limited and Recipharm Pessac, dated as of October 1, 2022 (incorporated by reference to Exhibit 10.21 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 29, 2023)

10.15+^
Generic API Supply Agreement by and between Euticals Inc. and Avadel CNS Pharmaceuticals, LLC, dated as of January 2, 2020 (incorporated by reference to Exhibit 10.22 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 29, 2023)

10.16+^
Purchase and Sale Agreement, dated March 29, 2023, between Avadel CNS Pharmaceuticals, LLC, the Company, Flamel Ireland Ltd., and RTW Royalty II DAC (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K, filed on March 30, 2023)

10.17+^
Generic API Supply Agreement and Manufacturing Agreement by and between Catalent Pharma Solutions LLC and Flamel Ireland Limited, dated as of March 29, 2018 (incorporated by reference to Exhibit 10.25 to the registrant's Annual Report of Form 10-K for the year ended December 31, 2023, filed on February 29, 2024)

10.18‡	Employment Agreement dated as of August 30, 2022 between Avadel Management Corporation and Jerad G. Seurer (filed herewith)

10.19‡	Form of Restricted Stock Award Agreement (filed herewith)

10.20‡	Non-Employee Director Compensation Policy, dated July 30, 2024 (filed herewith)

10.21	Form of Indemnification Agreement between Avadel Pharmaceuticals plc and Directors and Officers (filed herewith)

10.22	Form of Indemnification Agreement between Avadel US Holdings, Inc. and Directors and Officers (filed herewith)

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 29, 2024)

14.2	Financial Integrity Policy (incorporated by reference to Exhibit 14.2 to the registrant’s current report on Form 8-K, filed on March 7, 2017)

19.1	Insider Trading Policy dated August 1, 2023 (filed herewith)

21.1	List of Subsidiaries (filed herewith)

23.1	Consent of Deloitte & Touche LLP (filed herewith)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

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

97.1‡
Avadel Pharmaceuticals plc Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 29, 2024)

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

Avadel Pharmaceuticals plc

Dated: March 3, 2025	By:	/s/ Gregory J. Divis
Name: Gregory J. Divis
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each of Geoffrey M. Glass, Naseem S. Amin, MD, Eric J. Ende, Mark A. McCamish, MD, Ph.D., Linda S. Palczuk, and Peter J. Thornton, by their respective signatures below, irrevocably constitutes and appoints Gregory J. Divis and Thomas S. McHugh, and each of them individually acting alone without the other, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Gregory J. Divis	Director, Chief Executive Officer and Principal Executive Officer	March 3, 2025
Gregory J. Divis

/s/ Thomas S. McHugh	Chief Financial Officer and Principal Financial and Accounting Officer	March 3, 2025
Thomas S. McHugh

/s/ Geoffrey M. Glass	Non-Executive Chairman of the Board and Director	March 3, 2025
Geoffrey M. Glass

/s/ Naseem S. Amin, MD	Director	March 3, 2025
Naseem S. Amin, MD

/s/ Dr. Eric J. Ende	Director	March 3, 2025
Dr. Eric J. Ende

/s/ Mark A. McCamish, MD, Ph.D.	Director	March 3, 2025
Mark A. McCamish, MD, Ph.D.

/s/ Linda S. Palczuk	Director	March 3, 2025
Linda S. Palczuk

/s/ Peter J. Thornton	Director	March 3, 2025
Peter J. Thornton