Form 10-Q
period 2025-03-31
AVADEL PHARMACEUTICALS PLC
filed 2025-05-07
CIK 1012477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

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

At May 5, 2025, 96,738,935 ordinary shares, nominal value $0.01 each, of the Company were outstanding.

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

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•Our ability to successfully commercialize LUMRYZ (sodium oxybate) in the United States (“U.S.”) for the treatment of cataplexy or excessive daytime sleepiness (“EDS”) in patients seven years of age and older with narcolepsy;
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
•The potential impacts of tariffs, inflation and rising interest rates on our business and future operating results;
•Our ability to hire and retain key members of our leadership team and other personnel;
•The potential impacts due to global political instability and conflicts, such as terrorism, civil unrest, war and natural disasters in foreign countries on our business, financial condition and results of operations; and
•Competition existing today or that may arise in the future.

These forward-looking statements are neither promises nor guarantees of future performance due to a variety of risks and uncertainties and other factors more fully discussed in the “Risk Factors” section in Part I, Item 1A of the Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 3, 2025 and the risk factors and cautionary statements described in our subsequent filings with the SEC. Given these uncertainties, readers should not place undue reliance on our forward-looking statements. These forward-looking statements speak only as of the date on which the statements were made and are not guarantees of future performance. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to revise any forward-looking statements to reflect events or developments occurring after the date of this Quarterly Report, even if new information becomes available in the future.

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
AVADEL PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024

Net product revenue	$52,511	$27,178
Cost of products sold	5,577	1,522
Gross profit	46,934	25,656
Operating expenses:
Research and development expenses	4,354	3,068
Selling, general and administrative expenses	45,581	48,623
Total operating expense	49,935	51,691
Operating loss	(3,001)	(26,035)
Investment and other income, net	397	1,378
Interest expense	(2,238)	(2,592)
Loss before income taxes	(4,842)	(27,249)
Income tax provision	78	93
Net loss	$(4,920)	$(27,342)

Net loss per share - basic	$(0.05)	$(0.30)
Net loss per share - diluted	$(0.05)	$(0.30)

Weighted average number of shares outstanding - basic	96,601	91,693
Weighted average number of shares outstanding - diluted	96,601	91,693

See accompanying notes to unaudited condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024

Net loss	$(4,920)	$(27,342)
Other comprehensive income (loss), net of tax:
Foreign currency translation income (loss)	415	(236)
Net other comprehensive loss, net of income tax expense of $0 and $0, respectively	(147)	(353)
Total other comprehensive income (loss), net of tax	268	(589)
Total comprehensive loss	$(4,652)	$(27,931)

See accompanying notes to unaudited condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$56,370	$51,371
Marketable securities	10,114	22,406
Accounts receivable, net	41,581	34,097
Inventories	20,406	20,298
Prepaid expenses and other current assets	10,787	6,036
Total current assets	139,258	134,208
Property and equipment, net	307	453
Operating lease right-of-use assets	2,896	1,702
Goodwill	16,836	16,836
Other non-current assets	8,652	11,037
Total assets	$167,949	$164,236

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of operating lease liability	$706	$582
Accounts payable	9,116	7,328
Accrued expenses	40,917	40,651
Other current liabilities	194	273
Total current liabilities	50,933	48,834
Long-term operating lease liability	2,189	1,122
Royalty financing obligation	35,518	35,249
Other non-current liabilities	5,239	5,183
Total liabilities	93,879	90,388

Shareholders’ equity:
Preferred shares, nominal value of $0.01 per share; 50,000 shares authorized; zero issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Ordinary shares, nominal value of $0.01 per share; 500,000 shares authorized; 96,632 issued and outstanding at March 31, 2025 and 96,518 issued and outstanding at December 31, 2024	966	965
Additional paid-in capital	896,663	891,791
Accumulated deficit	(799,247)	(794,328)
Accumulated other comprehensive loss	(24,312)	(24,580)
Total shareholders’ equity	74,070	73,848
Total liabilities and shareholders’ equity	$167,949	$164,236
 See accompanying notes to unaudited condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Ordinary shares		Preferred shares		Additional	Accumulated	Accumulated other comprehensive	Total shareholders’
	Shares	Amount	Shares	Amount	paid-in capital	deficit	loss	equity
Balance, December 31, 2024	96,518	$965	—	$—	$891,791	$(794,328)	$(24,580)	$73,848
Net loss	—	—	—	—	—	(4,920)	—	(4,920)
Other comprehensive income	—	—	—	—	—	—	268	268
Exercise of stock options	60	1	—	—	281	—	—	282
Vesting of restricted shares	8	—	—	—	—	—	—	—
Employee share purchase plan share issuance	46	—	—	—	408	1	—	409
Share-based compensation expense	—	—	—	—	4,183	—	—	4,183
Balance, March 31, 2025	96,632	$966	—	$—	$896,663	$(799,247)	$(24,312)	$74,070

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

AVADEL PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024

Cash flows from operating activities:
Net loss	$(4,920)	$(27,342)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	825	541
Share-based compensation expense	4,183	5,389
Other adjustments	70	(719)
Net changes in assets and liabilities
Accounts receivable	(7,484)	(10,589)
Inventories	(66)	(1,260)
Prepaid expenses and other current assets	(3,016)	(6,082)
Accounts payable & other current liabilities	1,779	7,528
Accrued expenses	218	3,415
Other assets and liabilities	179	(585)
Net cash used in operating activities	(8,232)	(29,704)

Cash flows from investing activities:
Proceeds from sales of marketable securities	17,808	119,066
Purchases of marketable securities	(5,491)	(97,679)
Net cash provided by investing activities	12,317	21,387

Cash flows from financing activities:
Proceeds from issuance of shares off the at-the-market offering program	—	9,250
Proceeds from stock option exercises and employee share purchase plan	690	3,940
Net cash provided by financing activities	690	13,190

Effect of foreign currency exchange rate changes on cash and cash equivalents	224	(246)

Net change in cash and cash equivalents	4,999	4,627
Cash and cash equivalents at January 1,	51,371	31,167
Cash and cash equivalents at March 31,	$56,370	$35,794

Supplemental disclosures of cash flow information:
Interest paid	$1,890	$730
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

The FDA required implementation of a Risk Evaluation and Mitigation Strategy (“REMS”) to help ensure the benefits of the drug outweigh the risks of serious adverse outcomes resulting from inappropriate prescribing, misuse, abuse, and diversion of the same. Under the LUMRYZ REMS, healthcare providers who prescribe the drug must be specially certified, pharmacies that dispense the drug must be specially certified, and the drug must be dispensed only to patients who have enrolled in the LUMRYZ REMS and completed all REMS requirements, including documentation of safe use conditions.

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

The adequacy of the Company’s cash resources depends on the outcome of certain business conditions including the Company’s ongoing LUMRYZ commercialization activities, the Company’s cost structure, and other factors set forth in “Risk Factors” within Part I, Item 1A of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 3, 2025 (the “Annual Report on Form 10-K”).

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

The Company did not issue or sell ordinary shares under at-the-market offering program during the three months ended March 31, 2025.

Basis of Presentation. The unaudited condensed consolidated balance sheet as of March 31, 2025 and the interim unaudited condensed consolidated financial statements presented herein, have been prepared in accordance with U.S. GAAP, the requirements of Form 10-Q and Article 10 of Regulation S-X and, consequently, do not include all information or footnotes required by U.S. GAAP for complete financial statements or all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and footnotes included in the Annual Report on Form 10-K.

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

Share-based Compensation. The Company accounts for share-based compensation based on the estimated grant-date fair value. The fair value and requisite service period of market-based performance non-qualified stock options ("market-based NQSOs") is determined using the Monte Carlo valuation methodology on the date of grant. For market-based NQSOs, the Company uses a straight-line method to recognize compensation expense over the award’s requisite service period, net of estimated forfeiture rates.

Recent Accounting Guidance Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures. The ASU is effective for annual periods beginning after December 15, 2024. Adoption of ASU 2023-09 will not have a material effect on the Company’s financial position or results of operations.

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

NOTE 2: Revenue Recognition

The Company’s source of net product revenue during the three months ended March 31, 2025 and 2024 consists solely of sales of LUMRYZ in the U.S.

For the three months ended March 31, 2025 and 2024, three customers accounted for 100% of sales. The following table presents a summary of the percentage of total gross sales to customers:

	Three Months Ended March 31,
Sales by Customer:	2025	2024

Caremark	45%	44%
Accredo	44%	39%
Optum	11%	17%

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

The following table summarizes the financial instruments measured at fair value on a recurring basis classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the accompanying unaudited condensed consolidated balance sheets:

	As of March 31, 2025			As of December 31, 2024
Fair Value Measurements:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Marketable securities (see Note 4)
Government securities - U.S.	$10,114	$—	$—	$22,406	$—	$—
Total assets	$10,114	$—	$—	$22,406	$—	$—

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. During the periods ended March 31, 2025 and December 31, 2024, there were no transfers in and out of Level 3. During the three months ended March 31, 2025 and 2024, the Company did not recognize any allowances for credit losses.

Some of the Company’s financial instruments, such as cash and cash equivalents, accounts receivable and accounts payable, are reflected in the unaudited condensed consolidated balance sheets at carrying value, which approximates fair value due to their short-term nature.

Royalty Financing Obligation

As of March 31, 2025 and December 31, 2024, the carrying value of the royalty financing obligation under the Royalty Purchase Agreement (“RPA”) approximated its fair value and was measured using estimates of forecasted net product revenue based on current contractual and statutory requirements, specific known market events and trends, industry data, historical trends, current and expected patient demand and forecasted customer buying and payment patterns (Level 3 inputs). See Note 6: Royalty Financing Obligation for additional information regarding the Company’s royalty financing obligation.

NOTE 4: Marketable Securities

The Company has investments in available-for-sale debt securities which are recorded at fair market value. The change in the fair value of available-for-sale debt investments is recorded as accumulated other comprehensive loss in shareholders’ equity, net of income tax effects. As of March 31, 2025 and December 31, 2024, the Company considered any decreases in fair value on its marketable securities to be driven by factors other than credit risk, including market risk.

The following tables show the Company’s available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category as of March 31, 2025 and December 31, 2024:

	March 31, 2025
Marketable Securities:	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value

Government securities - U.S.	$10,097	$17	$—	$10,114
Total	$10,097	$17	$—	$10,114

	December 31, 2024
Marketable Securities:	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value

Government securities - U.S.	$22,242	$164	$—	$22,406
Total	$22,242	$164	$—	$22,406

The Company determines realized gains or losses on the sale of marketable securities on a specific identification method. The Company reflects these gains and losses as a component of investment and other income, net in the accompanying unaudited condensed consolidated statements of loss.

The Company recognized gross realized gains of $206 and no gross realized losses for three months ended March 31, 2025. The Company recognized gross realized gains of $398 and no gross realized losses for the three months ended March 31, 2024.

The following table summarizes the estimated fair value of the Company’s investments in marketable debt securities, accounted for as available-for-sale debt securities and classified by the contractual maturity date of the securities as of March 31, 2025:

	Maturities
Marketable Debt Securities:	Less than 1 Year	1-5 Years	5-10 Years	Greater than 10 Years	Total

Government securities - U.S.	$10,114	$—	$—	$—	$10,114
Total	$10,114	$—	$—	$—	$10,114

The Company has classified its investment in available-for-sale marketable debt securities as current assets in the unaudited condensed consolidated balance sheets as the securities need to be available for use, if required, to fund current operations. There are no restrictions on the sale of any securities in the Company’s investment portfolio.

NOTE 5: Inventories

The principal categories of inventories were comprised of the following:

Inventory:	March 31, 2025	December 31, 2024

Raw materials and supplies	$4,491	$5,199
Work in process	3,035	4,963
Finished goods	12,880	10,136
Total	$20,406	$20,298

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

The Company imputes interest using the effective interest method and records interest expense based on the unamortized royalty financing obligation. The Company’s estimate of the interest rate under the RPA is based primarily on forecasted net revenue and the calculated amounts and timing of net royalty payments to reach the total payback of $75,000. As of March 31, 2025 and December 31, 2024 the effective interest rate is estimated as 25.2%. The Company accounts for changes in the imputed interest rate resulting from changes in forecasted net product revenue using the prospective method.

The following table shows the activity within the royalty financing obligation account:

Royalty Financing Obligation:	March 31, 2025	December 31, 2024
Royalty financing obligation – beginning balance	$37,139	$33,490
Accretion of imputed interest expense on royalty financing obligation	2,238	10,830
Less: royalty payments made to RTW	(1,890)	(5,181)
Less: one-time payment for expiration of second tranche	—	(2,000)
Royalty financing obligation – ending balance	37,487	37,139
Less: royalty payable to RTW classified within accrued expenses	(1,969)	(1,890)
Royalty financing obligation, non-current	$35,518	$35,249

The accretion of imputed interest expense is reflected as interest expense in the unaudited condensed consolidated statements of loss. For the three months ended March 31, 2025 and 2024, the total interest expense related to the royalty financing obligation was $2,238 and $2,592, respectively.

NOTE 7: Income Taxes

The income tax provision was $78 for the three months ended March 31, 2025 resulting in an effective tax rate of (1.6)%. The income tax provision was $93 for the three months ended March 31, 2024 resulting in an effective tax rate of (0.3)%.

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

NOTE 8: Other Assets and Liabilities

Various other assets and liabilities are summarized as follows:

Prepaid Expenses and Other Current Assets:	March 31, 2025	December 31, 2024

Prepaid and other expenses	$9,962	$5,154
Other	825	882
Total	$10,787	$6,036

Other Non-Current Assets:	March 31, 2025	December 31, 2024

Right of use assets at contract manufacturing organizations	$8,462	$10,700
Other	190	337
Total	$8,652	$11,037

Accrued Expenses:	March 31, 2025	December 31, 2024

Accrued professional fees	$18,845	$18,028
Reserves for variable consideration	14,974	14,218
Accrued compensation	5,129	6,515
Royalty payable to RTW	1,969	1,890
Total	$40,917	$40,651

Other Non-Current Liabilities:	March 31, 2025	December 31, 2024

Tax liabilities	$5,239	$5,151
Other	—	32
Total	$5,239	$5,183

NOTE 9: Share-Based Compensation

Market-based Performance NQSOs

On March 5, 2025, the Company granted options to purchase a total of 466 ordinary shares with market conditions to executive members. The options shall vest, if at all, in four equal increments if the volume-weighted average price of the Company’s ordinary shares during any 30-calendar day period over the five years after the grant date exceeds $11.00, $14.00, $17.00 and $19.09, respectively. The weighted average grant-date fair value per share of the market-based NQSOs was $6.15. As of March 31, 2025, all market-based NQSOs were still outstanding.

Share-based compensation expense related to market-based NQSOs was approximately $300 for the three months ended March 31, 2025.

NOTE 10: Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted average number of shares outstanding during each period. Diluted net loss per share is calculated by dividing net loss by the diluted number of shares outstanding during each period. Except where the result would be anti-dilutive to net loss, diluted net loss per share would be calculated assuming the conversion of the Company’s preferred shares, the exercise of outstanding equity compensation awards, and ordinary shares expected to be issued under the Company’s Employee Share Purchase Plan (“ESPP”).

The dilutive effect of the stock options, restricted share awards, preferred shares and ordinary shares expected to be issued under the Company’s ESPP has been calculated using the treasury stock method.

A reconciliation of basic and diluted net loss per share, together with the related shares outstanding in thousands is as follows:

	Three Months Ended March 31,
Net Loss Per Share:	2025	2024

Net loss	$(4,920)	$(27,342)

Weighted average shares:
Basic shares	96,601	91,693
Effect of dilutive securities—employee and director equity awards outstanding and preferred shares	—	—
Diluted shares	96,601	91,693

Net loss per share - basic	$(0.05)	$(0.30)
Net loss per share - diluted	$(0.05)	$(0.30)

Potential ordinary shares of 5,179 and 867 were excluded from the calculation of weighted average shares for the three months ended March 31, 2025 and 2024, respectively, because their effect was considered to be anti-dilutive or they were related to shares from performance share unit awards for which the contingent vesting condition had not been achieved. For the three months ended March 31, 2025 and 2024, the effects of dilutive securities were entirely excluded from the calculation of net loss per share as a net loss was reported in these periods.

NOTE 11: Comprehensive Loss

The following table shows the components of accumulated other comprehensive loss, net of tax effects:

	Three Months Ended March 31,
Accumulated Other Comprehensive Loss:	2025	2024

Foreign currency translation adjustment:
Beginning balance	$(24,744)	$(24,121)
Net other comprehensive income (loss)	415	(236)
Balance at March 31,	$(24,329)	$(24,357)

Unrealized gain (loss) on marketable debt securities, net
Beginning balance	$164	$954
Net other comprehensive loss, net of income tax expense of $0 and $0, respectively	(147)	(353)
Balance at March 31,	$17	$601
Accumulated other comprehensive loss at March 31,	$(24,312)	$(23,756)

The effect on the Company’s unaudited condensed consolidated financial statements of amounts reclassified out of accumulated other comprehensive loss was immaterial for all periods presented.

NOTE 12: Commitments and Contingencies

Litigation

The Company is subject to potential liabilities generally incidental to its business arising out of present and future lawsuits and claims related to product liability, personal injury, contract, commercial, intellectual property, tax, employment, compliance and other matters that arise in the ordinary course of business. The Company accrues for potential liabilities when it is probable that future costs (including contingent fees and expenses) will be incurred and such costs can be reasonably estimated. At March 31, 2025 and December 31, 2024, there were no contingent liabilities with respect to any litigation, arbitration or administrative or other proceeding that are reasonably likely to have a material adverse effect on the Company’s consolidated financial position, results of operations, cash flows or liquidity.

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

On November 30, 2023, the parties filed cross motions for summary judgment. The parties filed opposition briefs on December 15, 2023. The parties filed reply briefs on December 22, 2023. On February 14, 2024, the Court denied the parties’ summary judgment motions. On February 15, 2024, the Court held its Pretrial Conference. Trial was held from February 26, 2024 to March 1, 2024 (the “February Patent Trial”). On March 4, 2024, the jury returned a verdict of no infringement for U.S. Patent No. 10758488 and infringement of U.S. Patent No. 11147782, with damages of $234, which are included in the unaudited condensed consolidated balance sheets in accrued expenses at March 31, 2025.

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

On September 10, 2024, the Federal Circuit entered a briefing schedule concerning the Patent Appeal. On September 30, 2024, Avadel filed its opening brief. Jazz filed its response brief on November 7, 2024. Avadel filed its reply brief on November 18, 2024. On October 2, 2024, the Federal Circuit placed the Patent Appeal on the February 2025 oral argument calendar. On

February 7, 2025, the Federal Circuit heard oral argument in the Patent Appeal. On May 6, 2025, the Federal Circuit issued an opinion reversing or vacating important aspects of the District Court’s injunction. In particular, the Federal Circuit reversed the portions of the District Court's injunction that prohibited Avadel from offering open-label extensions to trial participants using LUMRYZ and from initiating new clinical trials or studies with LUMRYZ. The Federal Circuit also vacated the portion of the injunction that prohibited Avadel from applying for FDA approval of LUMRYZ for any indication beyond narcolepsy.

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

On April 25, 2025, the parties filed Cross-Motions for Summary Judgment. The parties’ response briefs opposing the respective Motions for Summary Judgment are due May 23, 2025. The parties’ reply briefs are due June 13, 2025.

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

The Jazz Parties’ Answer is due on May 21, 2025.

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

The Jazz Parties’ Answer is due on May 21, 2025.

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

The Jazz Parties’ Answer is due on May 21, 2025.

Fifth Avadel Complaint

On April 8, 2025, Avadel CNS and Flamel filed a formal complaint (the “Fifth Avadel Complaint”) initiating a lawsuit in the Court against the Jazz Parties. In the Fifth Avadel Complaint, Avadel CNS and Flamel allege that the Jazz parties infringe one or more claims of U.S. Patent No. 12,263,150 through, inter alia, the sale of XYWAV® in conjunction with its FDA-approved labeling. The Fifth Avadel Complaint includes typical requests for monetary damages and attorneys’ fees, as well as costs and expenses.

The Jazz Parties’ Answer is due on May 21, 2025.

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

On November 15, 2024, Jazz filed a notice of appeal concerning the Court’s October 30, 2024 ruling (the “APA Appeal”). On January 31, 2025, Jazz filed its opening brief in the APA Appeal. FDA filed its response brief March 17, 2025. Avadel filed its response brief March 24, 2025. Jazz filed its reply brief April 7, 2025. On May 5, 2025, the D.C. Circuit heard oral argument in the APA Appeal. The APA Appeal remains pending.

Material Commitments

Other than commitments disclosed in Note 13: Contingent Liabilities and Commitments to the Company's consolidated financial statements included in the Annual Report on Form 10-K, there were no other material commitments outside of the normal course of business.

NOTE 13: Segment Information

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
The following table provides information about the Company’s significant expenses provided to the CEO and includes the reconciliation to loss before income taxes:

	Three Months Ended March 31,
	2025	2024

Net product revenue	$52,511	$27,178
Cost of products sold	5,577	1,522
Gross profit	46,934	25,656
Operating expenses:
Research and development expenses	4,354	3,068
General and administrative expenses	16,739	27,145
Selling and marketing expenses	22,904	17,024
Other segment items*	5,938	4,454
Total operating expenses	49,935	51,691
Operating loss	(3,001)	(26,035)
Investment and other income, net	397	1,378
Interest expense	(2,238)	(2,592)
Loss before income taxes	$(4,842)	$(27,249)

*For the three months ended March 31, 2025 and 2024, the other segment items category includes quality and regulatory expenses and medical affairs expenses.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis
(In thousands, except per share data)
(Unaudited)

You should read the discussion and analysis of our financial condition and results of operations set forth in this Item 2 together with our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties, and reference is made to the “Cautionary Note Regarding Forward-Looking Statements” set forth immediately following the Table of Contents of this Quarterly Report on Form 10-Q for further information on the forward looking statements herein. In addition, you should read the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 3, 2025 and Part II, Item 1A in this Quarterly Report on Form 10-Q for a discussion of additional important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Quarterly Report.

Overview

General Overview

Avadel Pharmaceuticals plc (Nasdaq: AVDL) (“Avadel,” the “Company,” “we,” “our,” or “us”) is a biopharmaceutical company. LUMRYZ is an extended-release formulation of sodium oxybate indicated to be taken once at bedtime for the treatment of cataplexy or EDS in patients seven years of age and older with narcolepsy.

As of the date of this Quarterly Report, LUMRYZ is the only commercial product in our portfolio. We continue to evaluate opportunities to expand our product portfolio.

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

The FDA required implementation of a REMS to help ensure the benefits of the drug outweigh the risks of serious adverse outcomes resulting from inappropriate prescribing, misuse, abuse, and diversion of the same. Under the LUMRYZ REMS, healthcare providers who prescribe the drug must be specially certified, pharmacies that dispense the drug must be specially certified, and the drug must be dispensed only to patients who have enrolled in the LUMRYZ REMS and completed all REMS requirements, including documentation of safe use conditions.

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

Avadel has initiated a pivotal trial in Idiopathic Hypersomnia (“IH”), REVITALYZ, which is a double-blind, placebo-controlled, randomized withdrawal, multicenter Phase 3 study designed to evaluate the efficacy and safety of LUMRYZ, in treating IH. We expect to enroll approximately 150 adults in the study who are diagnosed with IH. On July 31, 2024, we announced that the first patient was dosed in this study.

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

•Continuing Net Loss from Operations: We have a recent history of generating losses from operations and expect to continue generating losses until revenues from the commercialization of LUMRYZ are sufficient to generate sustainable positive cash flow. LUMRYZ is the only commercialized product in our portfolio, and we will incur substantial expenses to continue our commercialization of LUMRYZ.

Financial Highlights

Highlights of our consolidated results for the three months ended March 31, 2025 are as follows:

•Net product revenue was $52,511 during the three months ended March 31, 2025, compared to net product revenue of $27,178 for the three months ended March 31, 2024.

•Gross profit was $46,934 during the three months ended March 31, 2025, compared to gross profit of $25,656 for the three months ended March 31, 2024. Cost of products sold increased during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, due to higher sales of LUMRYZ and the inclusion of an estimated ongoing royalty on net product revenue in the current period.

•Total operating expense was $49,935 for the three months ended March 31, 2025, compared to total operating expense of $51,691 for the three months ended March 31, 2024. Selling, general and administrative expenses decreased $3,042 during the three months ended March 31, 2025 compared to the three months ended March 31, 2024, driven by decreased legal costs, partially offset by higher employee related costs and costs associated with the commercialization of LUMRYZ. Research and development expenses increased $1,286 during the three months ended March 31, 2025, compared to the three months ended March 31, 2024 due to new clinical work to evaluate the efficacy and safety of LUMRYZ given as a once-at-bedtime dose in treating IH.

•Operating loss was $3,001 for the three months ended March 31, 2025, compared to operating loss of $26,035 for the three months ended March 31, 2024.

•Diluted net loss per share was $0.05 for the three months ended March 31, 2025, compared to diluted net loss per share of $0.30 in the same period last year.

•Cash, cash equivalents and marketable securities decreased to $66,484 at March 31, 2025 from $73,777 at December 31, 2024. The $7,293 decrease in cash, cash equivalents and marketable securities during the three months ended March 31, 2025 was driven primarily by net cash used in operating activities of $8,232, offset by $690 of proceeds from stock option exercises and employee share purchase plan issuances.

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

Our significant accounting policies are described in Note 1 of the audited consolidated financial statements included in our Annual Report on Form 10-K. The SEC suggests companies provide additional disclosure on those accounting policies considered most critical. The SEC considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgments and estimates on the part of management in its application. Our estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. For a complete discussion of our critical accounting policies, see the “Critical Accounting Estimates” section of the Management’s Discussion & Analysis in our Annual Report on Form 10-K filed with the SEC on March 3, 2025.

Results of Operations

The following is a summary of our financial results (in thousands, except per share amounts) for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Change
			2025 vs. 2024
Comparative Statements of Loss	2025	2024	$	%

Net product revenue	$52,511	$27,178	$25,333	93.2%
Cost of products sold	5,577	1,522	4,055	266.4%
Gross profit	46,934	25,656	21,278	82.9%
Operating expenses:
Research and development expenses	4,354	3,068	1,286	41.9%
Selling, general and administrative expenses	45,581	48,623	(3,042)	(6.3)%
Total operating expense	49,935	51,691	(1,756)	(3.4)%
Operating loss	(3,001)	(26,035)	23,034	(88.5)%
Investment and other income, net	397	1,378	(981)	(71.2)%
Interest expense	(2,238)	(2,592)	354	(13.7)%
Loss before income taxes	(4,842)	(27,249)	22,407	(82.2)%
Income tax provision	78	93	(15)	(16.1)%
Net loss	$(4,920)	$(27,342)	$22,422	(82.0)%
Net loss per share - diluted	$(0.05)	$(0.30)	$0.25	(83.3)%

	Three Months Ended March 31,		Change
			2025 vs. 2024
Gross Profit:	2025	2024	$	%

Net product revenue	$52,511	$27,178	$25,333	93.2%
Cost of products sold	5,577	1,522	4,055	266.4%
Gross profit	$46,934	$25,656	$21,278	82.9%
Gross profit as a percentage of net product revenue	89%	94%

Net product revenue increased $25,333 during the three months ended March 31, 2025. The increase in net product revenue is driven by the early phases of LUMRYZ launch in the prior period and patient uptake throughout launch. As of March 31, 2025, 2,800 patients were on LUMRYZ, an increase of 100% compared to March 31, 2024. Cost of products sold increased $4,055 during the three months ended March 31, 2025 as compared to the same period in the prior year. The increase in cost of products sold during the period was due to higher sales of LUMRYZ and inclusion of an estimated ongoing royalty on net product revenue in the current period.

	Three Months Ended March 31,		Change
			2025 vs. 2024
Research and Development Expenses:	2025	2024	$	%

Research and development expense	$4,354	$3,068	$1,286	41.9%

Research and development expenses increased $1,286 or 41.9% during the three months ended March 31, 2025 as compared to the same period in the prior year. This increase was driven primarily by costs associated with the Phase 3 REVITALYZ clinical trial for LUMRYZ in treating IH.

	Three Months Ended March 31,		Change
			2025 vs. 2024
Selling, General and Administrative Expenses:	2025	2024	$	%

Selling, general and administrative expenses	$45,581	$48,623	$(3,042)	(6.3)%

Selling, general and administrative expenses decreased $3,042 or 6.3% during the three months ended March 31, 2025 as compared to the same period in the prior year. This decrease was driven by lower legal costs of $9,600. The decrease was offset by LUMRYZ commercial costs, including higher employee related costs of $2,300 due to increased headcount and recruiting, higher patient and market access of $2,000, higher medical education costs of $1,200, and higher selling and marketing costs of $700.

			Change
	Three Months Ended March 31,		2025 vs. 2024
Investment and Other Income, Net:	2025	2024	$	%

Investment and other income, net	$397	$1,378	$(981)	(71.2)%

Investment and other income, net decreased $981 or 71.2% during the three months ended March 31, 2025 as compared to the same period in 2024. This decrease was driven primarily by lower interest income of $700 and lower foreign exchange losses of $200.

Liquidity and Capital Resources

Our cash flows from operating, investing and financing activities, as reflected in the unaudited condensed consolidated statements of cash flows, are summarized in the following table:

	Three Months Ended March 31,		Change
			2025 vs. 2024
Net cash (used in) provided by:	2025	2024	$	%

Operating activities	$(8,232)	$(29,704)	$21,472	72.3%
Investing activities	12,317	21,387	(9,070)	(42.4)%
Financing activities	690	13,190	(12,500)	(94.8)%

Operating Activities

Net cash used in operating activities was $8,232 and $29,704 for the three months ended March 31, 2025 and 2024, respectively. Net cash used in operating activities for the three months ended March 31, 2025 was driven by net loss of $4,920 and unfavorable changes in working capital of $8,390, offset by favorable non-cash adjustments of $5,078 driven primarily by share-based compensation expense and depreciation and amortization. For the three months ended March 31, 2024, net cash used in operating activities was driven by net loss of $27,342 and unfavorable changes in working capital of $7,573, offset by favorable non-cash adjustments of $5,211 driven primarily by share-based compensation expense.

Investing Activities

Net cash provided by investing activities was $12,317 for the three months ended March 31, 2025. Net cash provided by investing activities was $21,387 for the three months ended March 31, 2024. Net cash provided by investing activities is due to net proceeds received from sales of marketable securities.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2025 of $690 was a result of proceeds from stock option exercises and employee share purchase plan issuances. Net cash provided by financing activities for the three months ended March 31, 2024 of $13,190 was a result of net proceeds of $9,250 from the sale of American Depositary Shares (“ADSs”) through the at-the-market offering program (“ATM Program”) and $3,940 of proceeds from stock option exercises and employee share purchase plan issuances.

Risk Management

The adequacy of our cash resources depends on the outcome of certain business conditions including our ongoing LUMRYZ commercialization activities, our cost structure, and other factors set forth in “Risk Factors” within Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on March 3, 2025. We will need to commit substantial resources to support the commercialization of LUMRYZ which could result in future losses or otherwise limit our opportunities or affect our ability to operate our business. Our assumptions concerning the outcome of certain business conditions may prove to be wrong or other factors may adversely affect our business, and as a result we could exhaust or significantly decrease our available cash, cash equivalents and marketable securities balances which could, among other things, force us to raise additional funds and/or force us to reduce our expenses, either of which could have a material adverse effect on our business. Additionally, we are unable to estimate the near or long term impacts of inflation, rising interest rates and the impact of potential tariffs, which may have a material adverse impact on our business.

We believe our existing cash, cash equivalents and marketable securities, along with cash anticipated from sales of LUMRYZ, provides sufficient capital to meet our operating, royalty obligation and capital requirements for the next twelve months following the date of this Quarterly Report.

Other Matters

Litigation

We are subject to potential liabilities generally incidental to our business arising out of present and future lawsuits and claims related to product liability, personal injury, contract, commercial, intellectual property, tax, employment, compliance and other matters that arise in the ordinary course of business. We accrue for potential liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. At March 31, 2025 and December 31, 2024, there were no contingent liabilities with respect to any litigation, arbitration or administrative or other proceeding that are reasonably likely to have a material adverse effect on our consolidated financial position, results of operations, cash flows or liquidity. For information regarding legal proceedings we are involved in, see Note 12: Commitments and Contingencies - Litigation to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Foreign Exchange Risk

We are exposed to foreign currency exchange risk as the functional currency financial statements of a non-U.S. subsidiary is translated to U.S. dollars. The assets and liabilities of this non-U.S. subsidiary having a functional currency other than the U.S. dollar is translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and at the average exchange rate for the reporting period for revenue and expense accounts. The cumulative foreign currency translation adjustment is recorded as a component of accumulated other comprehensive loss in shareholders’ equity. The reported results of this non-U.S. subsidiary will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. Our primary currency translation exposure is related to one subsidiary that has functional currencies denominated in euro. A 10% strengthening/weakening in the rates used to translate the results of our non-U.S. subsidiaries that have functional currencies denominated in euro as of March 31, 2025 would have had an immaterial impact on net loss for the three months ended March 31, 2025.

Transactional exposure arises where transactions occur in currencies other than the functional currency. Transactions in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction. The resulting monetary assets and liabilities are translated into the appropriate functional currency at exchange rates prevailing at the balance sheet date and the resulting gains and losses are reported in investment and other income, net in the unaudited condensed consolidated statements of loss. As of March 31, 2025, our primary exposure is to transaction risk related to euro net monetary assets and liabilities held by subsidiaries with a U.S. dollar functional currency. Realized and unrealized foreign exchange gains resulting from transactional exposure were immaterial for the three months ended March 31, 2025.

Inflation Risk

Inflation generally affects us by increasing our costs of labor and supplies and the costs of our third parties we rely on for the development, manufacture and supply of our products. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2025. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the near future (especially if inflation rates rise) due to an impact on the costs to conduct clinical trials, the costs to commercialize LUMRYZ, labor costs we incur to attract and retain qualified personnel, and other operational costs. Inflationary costs could adversely affect our business, financial condition and results of operations.

ITEM 4.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2025.

Other Changes in Internal Controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or 15d-15 that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS.

The information contained in Note 12: Commitments and Contingencies - Litigation to the Company’s unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference herein.

ITEM 1A.    RISK FACTORS.

Except as set forth below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 3, 2025.

Significant political, trade, regulatory developments, and other circumstances beyond our control, could have a material adverse effect on our financial condition or results of operations.

We operate globally and, if approved, we may sell our products in countries throughout the world. Significant political, trade, or regulatory developments in the jurisdictions in which we may sell our products, such as those stemming from the change in U.S. federal administration, are difficult to predict and may have a material adverse effect on us. Similarly, changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, in 2025, the United States imposed tariffs on imports on its trading partners, including Canada, Mexico, the EU and China. Historically, tariffs have led to increased political and trade tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.    OTHER INFORMATION.

During the three months ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

AVADEL PHARMACEUTICALS PLC
(Registrant)

Date: May 7, 2025	By:	/s/ Gregory J. Divis
Gregory J. Divis
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: May 7, 2025	By:	/s/ Thomas S. McHugh
Thomas S. McHugh
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)