Form 10-Q
period 2025-06-30
AVADEL PHARMACEUTICALS PLC
filed 2025-08-07
CIK 1012477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

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

At August 5, 2025, 97,097,639 ordinary shares, nominal value $0.01 each, of the Company were outstanding.

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
•Our expectations regarding the continued profitability of LUMRYZ;
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

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
AVADEL PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net product revenue	$68,129	$41,504	$120,640	$68,682
Cost of products sold	6,366	2,788	11,943	4,310
Gross profit	61,763	38,716	108,697	64,372
Operating expenses:
Research and development expenses	4,255	4,051	8,609	7,119
Selling, general and administrative expenses	48,624	47,406	94,205	96,029
Total operating expense	52,879	51,457	102,814	103,148
Operating income (loss)	8,884	(12,741)	5,883	(38,776)
Investment and other (expense) income, net	(34)	1,126	363	2,504
Interest expense	(2,355)	(2,716)	(4,593)	(5,308)
Income (loss) before income taxes	6,495	(14,331)	1,653	(41,580)
Income tax benefit	(3,170)	(509)	(3,092)	(416)
Net income (loss)	$9,665	$(13,822)	$4,745	$(41,164)

Net income (loss) per share - basic	$0.10	$(0.14)	$0.05	$(0.44)
Net income (loss) per share - diluted	$0.10	$(0.14)	$0.05	$(0.44)

Weighted average number of shares outstanding - basic	96,726	96,151	96,664	93,922
Weighted average number of shares outstanding - diluted	99,087	96,151	98,890	93,922

See accompanying notes to unaudited condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net income (loss)	$9,665	$(13,822)	$4,745	$(41,164)
Other comprehensive income (loss), net of tax:
Foreign currency translation income (loss)	673	(74)	1,088	(310)
Net other comprehensive loss, net of income tax expense of $0, $0, $0, and $0 respectively	(7)	(385)	(154)	(738)
Total other comprehensive income (loss), net of tax	666	(459)	934	(1,048)
Total comprehensive income (loss)	$10,331	$(14,281)	$5,679	$(42,212)

See accompanying notes to unaudited condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$63,402	$51,371
Marketable securities	18,145	22,406
Accounts receivable, net	40,631	34,097
Inventories	23,484	20,298
Prepaid expenses and other current assets	13,443	6,036
Total current assets	159,105	134,208
Property and equipment, net	472	453
Operating lease right-of-use assets	2,721	1,702
Goodwill	16,836	16,836
Other non-current assets	8,023	11,037
Total assets	$187,157	$164,236

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of operating lease liability	$723	$582
Accounts payable	10,114	7,328
Accrued expenses	42,776	40,651
Other current liabilities	3,452	273
Total current liabilities	57,065	48,834
Long-term operating lease liability	2,002	1,122
Royalty financing obligation	35,318	35,249
Other non-current liabilities	2,063	5,183
Total liabilities	96,448	90,388

Shareholders’ equity:
Preferred shares, nominal value of $0.01 per share; 50,000 shares authorized; zero issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Ordinary shares, nominal value of $0.01 per share; 500,000 shares authorized; 96,777 issued and outstanding at June 30, 2025 and 96,518 issued and outstanding at December 31, 2024	967	965
Additional paid-in capital	902,970	891,791
Accumulated deficit	(789,582)	(794,328)
Accumulated other comprehensive loss	(23,646)	(24,580)
Total shareholders’ equity	90,709	73,848
Total liabilities and shareholders’ equity	$187,157	$164,236
 See accompanying notes to unaudited condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Ordinary shares		Preferred shares		Additional	Accumulated	Accumulated other comprehensive	Total shareholders’
	Shares	Amount	Shares	Amount	paid-in capital	deficit	loss	equity
Balance, December 31, 2024	96,518	$965	—	$—	$891,791	$(794,328)	$(24,580)	$73,848
Net loss	—	—	—	—	—	(4,920)	—	(4,920)
Other comprehensive income	—	—	—	—	—	—	268	268
Exercise of stock options	60	1	—	—	281	—	—	282
Vesting of restricted shares	8	—	—	—	—	—	—	—
Employee share purchase plan share issuance	46	—	—	—	408	1	—	409
Share-based compensation expense	—	—	—	—	4,183	—	—	4,183
Balance, March 31, 2025	96,632	$966	—	$—	$896,663	$(799,247)	$(24,312)	$74,070
Net income	—	—	—	—	—	9,665	—	9,665
Other comprehensive income	—	—	—	—	—	—	666	666
Exercise of stock options	145	1	—	—	980	—	—	981
Share-based compensation expense	—	—	—	—	5,327	—	—	5,327
Balance, June 30, 2025	96,777	$967	—	$—	$902,970	$(789,582)	$(23,646)	$90,709

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

AVADEL PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024

Cash flows from operating activities:
Net income (loss)	$4,745	$(41,164)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,893	978
Share-based compensation expense	9,510	10,851
Other adjustments	(786)	(1,208)
Net changes in assets and liabilities
Accounts receivable	(6,534)	(21,274)
Inventories	(3,361)	(2,264)
Prepaid expenses and other current assets	(2,404)	(1,557)
Accounts payable & other current liabilities	2,778	(1,638)
Accrued expenses	2,077	9,484
Other assets and liabilities	(3,453)	(98)
Net cash provided by (used in) operating activities	4,465	(47,890)

Cash flows from investing activities:
Purchases of property and equipment	(181)	—
Proceeds from sales of marketable securities	45,938	207,835
Purchases of marketable securities	(41,694)	(175,898)
Net cash provided by investing activities	4,063	31,937

Cash flows from financing activities:
Proceeds from issuance of shares off the at-the-market offering program	—	9,250
Proceeds from stock option exercises and employee share purchase plan	1,672	4,663
Net cash provided by financing activities	1,672	13,913

Effect of foreign currency exchange rate changes on cash and cash equivalents	1,831	(280)

Net change in cash and cash equivalents	12,031	(2,320)
Cash and cash equivalents at January 1,	51,371	31,167
Cash and cash equivalents at June 30,	$63,402	$28,847

Supplemental disclosures of cash flow information:
Interest paid	$3,859	$1,748
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

The Company has initiated a pivotal trial in Idiopathic Hypersomnia (“IH”), REVITALYZ, which is a double-blind, placebo-controlled, randomized withdrawal, multicenter Phase 3 study designed to evaluate the efficacy and safety of LUMRYZ, in treating IH. LUMRYZ was granted Orphan Drug Designation (“ODD”) from the FDA for the treatment of IH on June 5, 2025.

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

The shelf registration statement expires on September 12, 2025, and the Company did not issue or sell ordinary shares under the at-the-market offering program during the six months ended June 30, 2025.

Basis of Presentation. The unaudited condensed consolidated balance sheet as of June 30, 2025 and the interim unaudited condensed consolidated financial statements presented herein, have been prepared in accordance with U.S. GAAP, the requirements of Form 10-Q and Article 10 of Regulation S-X and, consequently, do not include all information or footnotes required by U.S. GAAP for complete financial statements or all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and footnotes included in the Annual Report on Form 10-K.

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

NOTE 2: Revenue Recognition

The Company’s source of net product revenue during the three and six months ended June 30, 2025 and 2024 consists solely of sales of LUMRYZ in the U.S.

For the three and six months ended June 30, 2025 and 2024, three customers accounted for 100% of sales. The following table presents a summary of the percentage of total gross sales to customers:

	Three Months Ended June 30,		Six Months Ended June 30,
Sales by Customer:	2025	2024	2025	2024

Caremark	41%	52%	43%	48%
Accredo	40%	33%	42%	36%
Optum	19%	15%	15%	16%

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

The following table summarizes the financial instruments measured at fair value on a recurring basis classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the accompanying unaudited condensed consolidated balance sheets:

	As of June 30, 2025			As of December 31, 2024
Fair Value Measurements:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Marketable securities (see Note 4)
Government securities - U.S.	$18,145	$—	$—	$22,406	$—	$—
Total assets	$18,145	$—	$—	$22,406	$—	$—

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. During the periods ended June 30, 2025 and December 31, 2024, there were no transfers in and out of Level 3. During the three and six months ended June 30, 2025 and 2024, the Company did not recognize any allowances for credit losses.

Some of the Company’s financial instruments, such as cash and cash equivalents, accounts receivable and accounts payable, are reflected in the unaudited condensed consolidated balance sheets at carrying value, which approximates fair value due to their short-term nature.

Royalty Financing Obligation

As of June 30, 2025 and December 31, 2024, the carrying value of the royalty financing obligation under the Royalty Purchase Agreement (“RPA”) approximated its fair value and was measured using estimates of forecasted net product revenue based on current contractual and statutory requirements, specific known market events and trends, industry data, historical trends, current and expected patient demand and forecasted customer buying and payment patterns (Level 3 inputs). See Note 6: Royalty Financing Obligation for additional information regarding the Company’s royalty financing obligation.

NOTE 4: Marketable Securities

The Company has investments in available-for-sale debt securities which are recorded at fair market value. The change in the fair value of available-for-sale debt investments is recorded as accumulated other comprehensive loss in shareholders’ equity, net of income tax effects. As of June 30, 2025 and December 31, 2024, the Company considered any decreases in fair value on its marketable securities to be driven by factors other than credit risk, including market risk.

The following tables show the Company’s available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category as of June 30, 2025 and December 31, 2024:

	June 30, 2025
Marketable Securities:	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value

Government securities - U.S.	$18,135	$10	$—	$18,145
Total	$18,135	$10	$—	$18,145

	December 31, 2024
Marketable Securities:	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value

Government securities - U.S.	$22,242	$164	$—	$22,406
Total	$22,242	$164	$—	$22,406

The Company determines realized gains or losses on the sale of marketable securities on a specific identification method. The Company reflects these gains and losses as a component of investment and other (expense) income, net in the accompanying unaudited condensed consolidated statements of income (loss).

The Company recognized gross realized gains of $105 and no gross realized losses for three months ended June 30, 2025. The Company recognized gross realized gains of $311 and no gross realized losses for the six months ended June 30, 2025.

The Company recognized gross realized gains of $709 and no gross realized losses for three months ended June 30, 2024. The Company recognized gross realized gains of $1,107 and no gross realized losses for the six months ended June 30, 2024.

The following table summarizes the estimated fair value of the Company’s investments in marketable debt securities, accounted for as available-for-sale debt securities and classified by the contractual maturity date of the securities as of June 30, 2025:

	Maturities
Marketable Debt Securities:	Less than 1 Year	1-5 Years	5-10 Years	Greater than 10 Years	Total

Government securities - U.S.	$18,145	$—	$—	$—	$18,145
Total	$18,145	$—	$—	$—	$18,145

The Company has classified its investment in available-for-sale marketable debt securities as current assets in the unaudited condensed consolidated balance sheets as the securities need to be available for use, if required, to fund current operations. There are no restrictions on the sale of any securities in the Company’s investment portfolio.

NOTE 5: Inventories

The principal categories of inventories were comprised of the following:

Inventory:	June 30, 2025	December 31, 2024

Raw materials and supplies	$6,705	$5,199
Work in process	4,806	4,963
Finished goods	11,973	10,136
Total	$23,484	$20,298

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

The Company imputes interest using the effective interest method and records interest expense based on the unamortized royalty financing obligation. The Company’s estimate of the interest rate under the RPA is based primarily on forecasted net revenue and the calculated amounts and timing of net royalty payments to reach the total payback of $75,000. As of June 30, 2025 and December 31, 2024 the effective interest rate is estimated as 25.2%. The Company accounts for changes in the imputed interest rate resulting from changes in forecasted net product revenue using the prospective method.

The following table shows the activity within the royalty financing obligation account:

Royalty Financing Obligation:	June 30, 2025	December 31, 2024
Royalty financing obligation – beginning balance	$37,139	$33,490
Accretion of imputed interest expense on royalty financing obligation	4,593	10,830
Less: royalty payments made to RTW	(3,859)	(5,181)
Less: one-time payment for expiration of second tranche	—	(2,000)
Royalty financing obligation – ending balance	37,873	37,139
Less: royalty payable to RTW classified within accrued expenses	(2,555)	(1,890)
Royalty financing obligation, non-current	$35,318	$35,249

The accretion of imputed interest expense is reflected as interest expense in the unaudited condensed consolidated statements of income (loss). For the three months ended June 30, 2025 and 2024, the total interest expense related to the royalty financing obligation was $2,355 and $2,716, respectively. For the six months ended June 30, 2025 and 2024, the total interest expense related to the royalty financing obligation was $4,593 and $5,308, respectively.

NOTE 7: Income Taxes

The income tax benefit was $3,170 for the three months ended June 30, 2025 resulting in an effective tax rate of (48.8)%. The income tax benefit was $509 for the three months ended June 30, 2024 resulting in an effective tax rate of 3.6%. The change in the effective income tax rate for the three months ended June 30, 2025, as compared to the prior period in 2024, is primarily driven by the release of uncertain tax positions during the three months ended June 30, 2025 and 2024 due to the expiration of their statute of limitations.

The income tax benefit was $3,092 for the six months ended June 30, 2025 resulting in an effective tax rate of (187.1)%. The income tax benefit was $416 for the six months ended June 30, 2024 resulting in an effective tax rate of 1.0%. The change in the effective income tax rate for the six months ended June 30, 2025, as compared to the prior period in 2024, is primarily driven by the release of uncertain tax positions during the six months ended June 30, 2025 and 2024 due to the expiration of their statute of limitations.

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

One Big Beautiful Bill Act

H.R.1, the One Big Beautiful Bill Act (“OBBBA”) was signed into law on July 4, 2025. The OBBBA contains a broad range of tax reform provisions affecting U.S. businesses. The Company is currently evaluating the potential effects on its financial position, results of operations, and cash flows. The legislation was signed into law after the end of second quarter, therefore any potential impacts are not included in results for the three and six month periods ended June 30, 2025.

NOTE 8: Other Assets and Liabilities

Various other assets and liabilities are summarized as follows:

Prepaid Expenses and Other Current Assets:	June 30, 2025	December 31, 2024

Prepaid and other expenses	$12,670	$5,154
Other	773	882
Total	$13,443	$6,036

Other Non-Current Assets:	June 30, 2025	December 31, 2024

Right of use assets at contract manufacturing organizations	$7,815	$10,700
Other	208	337
Total	$8,023	$11,037

Accrued Expenses:	June 30, 2025	December 31, 2024

Reserves for variable consideration	$14,531	$14,218
Accrued royalties	12,787	7,899
Accrued professional fees and other	8,972	12,019
Accrued compensation	6,486	6,515
Total	$42,776	$40,651

Other Non-Current Liabilities:	June 30, 2025	December 31, 2024

Tax liabilities	$2,063	$5,151
Other	—	32
Total	$2,063	$5,183

NOTE 9: Share-Based Compensation

Market-based Performance NQSOs

On March 5, 2025, the Company granted options to purchase a total of 466 ordinary shares with market conditions to executive officers. The options shall vest, if at all, in four equal increments if the volume-weighted average price of the Company’s ordinary shares during any 30-calendar day period over the five years after the grant date exceeds $11.00, $14.00, $17.00 and $19.09, respectively. The weighted average grant-date fair value per share of the market-based NQSOs was $6.15. As of June 30, 2025, all market-based NQSOs were still outstanding.

Share-based compensation expense related to market-based NQSOs was approximately $1,000 for the three months ended June 30, 2025 and $1,300 for the six months ended June 30, 2025.

NOTE 10: Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during each period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the diluted number of shares outstanding during each period. Except where the result would be anti-dilutive to net income (loss), diluted net income (loss) per share would be calculated assuming the conversion of the Company’s preferred shares, the exercise of outstanding equity compensation awards, and ordinary shares expected to be issued under the Company’s Employee Share Purchase Plan (“ESPP”).

The dilutive effect of the stock options, restricted share awards, preferred shares and ordinary shares expected to be issued under the Company’s ESPP has been calculated using the treasury stock method.

A reconciliation of basic and diluted net income (loss) per share, together with the related shares outstanding in thousands is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Net Income (Loss) Per Share:	2025	2024	2025	2024

Net income (loss)	$9,665	$(13,822)	$4,745	$(41,164)

Weighted average shares:
Basic shares	96,726	96,151	96,664	93,922
Effect of dilutive securities—employee and director equity awards outstanding and preferred shares	2,361	—	2,226	—
Diluted shares	99,087	96,151	98,890	93,922

Net income (loss) per share - basic	$0.10	$(0.14)	$0.05	$(0.44)
Net income (loss) per share - diluted	$0.10	$(0.14)	$0.05	$(0.44)

Potential ordinary shares of 4,708 and 1,140 were excluded from the calculation of weighted average shares for the three months ended June 30, 2025 and 2024, respectively, and 4,969 and 1,032 were excluded from the calculation of weighted average shares for the six months ended June 30, 2025 and 2024, respectively, because their effect was considered to be anti-dilutive. For the three and six months ended June 30, 2024, the effects of dilutive securities were entirely excluded from the calculation of net loss per share as a net loss was reported in these periods.

NOTE 11: Comprehensive Loss

The following table shows the components of accumulated other comprehensive loss, net of tax effects:

	Three Months Ended June 30,		Six Months Ended June 30,
Accumulated Other Comprehensive Loss:	2025	2024	2025	2024

Foreign currency translation adjustment:
Beginning balance	$(24,329)	$(24,357)	$(24,744)	$(24,121)
Net other comprehensive income (loss)	673	(74)	1,088	(310)
Balance at June 30,	$(23,656)	$(24,431)	$(23,656)	$(24,431)

Unrealized gain (loss) on marketable debt securities, net
Beginning balance	$17	$601	$164	$954
Net other comprehensive loss, net of income tax expense of $0, $0, $0, and $0, respectively	(7)	(385)	(154)	(738)
Balance at June 30,	$10	$216	$10	$216
Accumulated other comprehensive loss at June 30,	$(23,646)	$(24,215)	$(23,646)	$(24,215)

The effect on the Company’s unaudited condensed consolidated financial statements of amounts reclassified out of accumulated other comprehensive loss was immaterial for all periods presented.

NOTE 12: Commitments and Contingencies

Litigation

The Company is subject to potential liabilities generally incidental to its business arising out of present and future lawsuits and claims related to product liability, personal injury, contract, commercial, intellectual property, tax, employment, compliance and other matters that arise in the ordinary course of business. The Company accrues for potential liabilities when it is probable that future costs (including contingent fees and expenses) will be incurred and such costs can be reasonably estimated. At June 30, 2025 and December 31, 2024, there were no contingent liabilities with respect to any litigation, arbitration or administrative or other proceeding that are reasonably likely to have a material adverse effect on the Company’s consolidated financial position, results of operations, cash flows or liquidity.

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

On November 30, 2023, the parties filed cross motions for summary judgment. The parties filed opposition briefs on December 15, 2023. The parties filed reply briefs on December 22, 2023. On February 14, 2024, the Court denied the parties’ summary judgment motions. On February 15, 2024, the Court held its Pretrial Conference. Trial was held from February 26, 2024 to March 1, 2024 (the “February Patent Trial”). On March 4, 2024, the jury returned a verdict of no infringement for U.S. Patent No. 10758488 and infringement of U.S. Patent No. 11147782, with damages of $234, which are included in the unaudited condensed consolidated balance sheets in accrued expenses at June 30, 2025.

On March 19, 2024, the Court issued a Supplemental Scheduling Order setting a June 4, 2024 hearing on Jazz’s request for a permanent injunction or ongoing royalty. Briefing on Jazz’s request closed on May 20, 2024, and the hearing was held June 4, 2024. On August 27, 2024, the Court issued an opinion and order enjoining Avadel from infringing claim 24 of U.S. Patent No. 11147782. That injunction excluded certain categories of conduct, including permitting Avadel to continue making, using and selling LUMRYZ for the treatment of narcolepsy and for use in ongoing clinical trials and studies. The August 27, 2024 opinion and order also granted Jazz’s motion for an ongoing royalty, pending additional briefing on the appropriate royalty rate. That briefing closed on September 23, 2024. While the Court’s decision regarding a future ongoing royalty is pending, the Company recorded an estimated liability for a future ongoing royalty based on most current information available. It is reasonably possible that a change in the estimate may occur upon issuance of the Court’s decision. On August 28, 2024, Avadel filed a notice of appeal concerning the August 27, 2024 injunction (the “Patent Appeal”). On September 3, 2024, Avadel moved in District Court to stay the August 27, 2024 injunction pending appeal. Briefing on that motion closed on September 16, 2024. On September 24, 2024, the District Court denied Avadel’s motion to stay the injunction pending appeal.

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

On June 17, 2025, Jazz filed a renewed motion for permanent injunction. On July 29, 2025, Avadel filed its answering brief opposition to Jazz’s motion. Jazz’s reply brief is due August 19, 2025. The motion remains pending.

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

On April 25, 2025, the parties filed Cross-Motions for Summary Judgment. The parties’ response briefs opposing the respective Motions for Summary Judgment are due May 23, 2025. The parties’ reply briefs were filed June 13, 2025. The motions remain pending.

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

On September 6, 2024, Avadel and Jazz stipulated to stay proceedings pending the resolution of the Patent Appeal above, which the Court entered on September 9, 2024. Following resolution of the Patent Appeal above, the stay was lifted. On July 14, 2025, Jazz filed a renewed motion to stay pending the resolution of post-trial motions and appeal from the February Patent Trial. On July 28, 2025, Avadel filed its answering brief in opposition. Jazz’s reply brief is due August 4, 2025. The motion remains pending.

On July 16, 2025, the Court entered a scheduling order establishing timing for litigation events including i) a close of fact discovery of May 15, 2026, ii) a close of expert discovery February 26, 2027, iii) dispositive motions due April 2, 2027 and iv) a trial date of February 7, 2028.

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

The Jazz Parties filed their Answer on June 11, 2025.

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

The Jazz Parties filed their Answer on June 11, 2025.

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

The Jazz Parties filed their Answer on June 11, 2025.

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

The Jazz Parties filed their Answer on June 11, 2025.

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

On November 15, 2024, Jazz filed a notice of appeal concerning the Court’s October 30, 2024 ruling (the “APA Appeal”). On January 31, 2025, Jazz filed its opening brief in the APA Appeal. FDA filed its response brief March 17, 2025. Avadel filed its response brief March 24, 2025. Jazz filed its reply brief April 7, 2025. On May 5, 2025, the D.C. Circuit heard oral argument in the APA Appeal. On June 27, 2025, the D.C. Court of Appeals, in a unanimous decision, affirmed the D.C. Court’s ruling and upheld the FDA’s approval of LUMRYZ.

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
The following table provides information about the Company’s significant expenses provided to the CEO and includes the reconciliation to income (loss) before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net product revenue	$68,129	$41,504	$120,640	$68,682
Cost of products sold	6,366	2,788	11,943	4,310
Gross profit	61,763	38,716	108,697	64,372
Operating expenses:
Research and development expenses	4,255	4,051	8,609	7,119
General and administrative expenses	18,349	23,104	35,088	50,249
Selling and marketing expenses	25,221	19,367	48,126	36,390
Other segment items*	5,054	4,935	10,991	9,390
Total operating expenses	52,879	51,457	102,814	103,148
Operating income (loss)	8,884	(12,741)	5,883	(38,776)
Investment and other (expense) income, net	(34)	1,126	363	2,504
Interest expense	(2,355)	(2,716)	(4,593)	(5,308)
Income (loss) before income taxes	$6,495	$(14,331)	$1,653	$(41,580)

*For the three and six months ended June 30, 2025 and 2024, the other segment items category includes quality and regulatory expenses and medical affairs expenses.

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

Numerous LUMRYZ-related U.S. patents have been issued having expiration dates spanning from mid-2037 to early-2042, and there are additional patent applications currently in development and/or pending at the U.S. Patent and Trademark Office (“USPTO”), as well as foreign patent offices. We currently have 31 U.S. patents listed for LUMRYZ in FDA’s Orange Book.

We believe LUMRYZ has the potential to demonstrate improved dosing compliance, safety, and patient satisfaction over other treatment options for cataplexy or EDS in patients with narcolepsy.

Avadel has initiated a pivotal trial in Idiopathic Hypersomnia (“IH”), REVITALYZ, which is a double-blind, placebo-controlled, randomized withdrawal, multicenter Phase 3 study designed to evaluate the efficacy and safety of LUMRYZ, in treating IH. We expect to enroll approximately 150 adults in the study who are diagnosed with IH. On July 31, 2024, we announced that the first patient was dosed in this study. We expect to complete enrollment by the end of 2025 and to report data and to submit a supplemental New Drug Application in 2026.

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

LUMRYZ was granted Orphan Drug Designation (“ODD”) from the FDA for the treatment of IH on June 5, 2025. Specifically, ODD was granted based on the plausible hypothesis that LUMRYZ may be clinically superior to the same drug(s) already approved for the same indication, because LUMRYZ may provide a major contribution to patient care due to its once-nightly dosing for patients with IH, a chronic sleep disorder that requires potentially lifelong treatment.

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

•History of Net Loss from Operations: LUMRYZ is the only commercial product in our portfolio, and we will continue to incur substantial expenses to continue our commercialization of LUMRYZ. While we were profitable in the quarter ended June 30, 2025, we have a recent history of generating losses from operations. We expect to remain profitable but could incur losses in the future if revenue and gross profit from sales of LUMRYZ are insufficient to generate operating income.

Financial Highlights

Highlights of our consolidated results for the three and six months ended June 30, 2025 are as follows:

•Net product revenue was $68,129 and $120,640 during the three and six months ended June 30, 2025, respectively, compared to net product revenue of $41,504 and $68,682 for the three and six months ended June 30, 2024. The increase in net product revenue is driven by the early phases of LUMRYZ launch in the prior period and patient uptake throughout launch.

•Gross profit was $61,763 and $108,697 during the three and six months ended June 30, 2025, respectively, compared to gross profit of $38,716 and $64,372 for the three and six months ended June 30, 2024, respectively. Cost of products sold increased during the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024, due to higher sales of LUMRYZ and the inclusion of an estimated royalty on net product revenue in the current period.

•Total operating expense was $52,879 and $102,814 for the three and six months ended June 30, 2025, respectively, compared to total operating expense of $51,457 and $103,148 for the three and six months ended June 30, 2024, respectively. Selling, general and administrative expenses decreased $1,824 during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, driven by decreased legal costs, partially offset by higher employee related costs and costs associated with the commercialization of LUMRYZ. Research and development expenses increased $1,490 during the six months ended June 30, 2025, compared to the six months ended June 30, 2024 due to new clinical work to evaluate the efficacy and safety of LUMRYZ given as a once-at-bedtime dose in treating IH.

•Operating income was $8,884 and $5,883 for the three and six months ended June 30, 2025, respectively, compared to operating loss of $12,741 and $38,776 for the three and six months ended June 30, 2024, respectively.

•Diluted net income per share was $0.10 and $0.05 for the three and six months ended June 30, 2025, respectively, compared to diluted net loss per share of $0.14 and $0.44 in the same periods last year, respectively.

•Cash, cash equivalents and marketable securities increased $7,770 to $81,547 at June 30, 2025 from $73,777 at December 31, 2024. The $7,770 increase in cash, cash equivalents and marketable securities during the six months ended June 30, 2025 was driven primarily by net cash provided by operating activities of $4,465 and net cash provided by investing activities of $4,063.

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

Results of Operations

The following is a summary of our financial results (in thousands, except per share amounts) for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Change
			2025 vs. 2024
Comparative Statements of Income (Loss)	2025	2024	$	%

Net product revenue	$68,129	$41,504	$26,625	64.2%
Cost of products sold	6,366	2,788	3,578	128.3%
Gross profit	61,763	38,716	23,047	59.5%
Operating expenses:
Research and development expenses	4,255	4,051	204	5.0%
Selling, general and administrative expenses	48,624	47,406	1,218	2.6%
Total operating expense	52,879	51,457	1,422	2.8%
Operating income (loss)	8,884	(12,741)	21,625	(169.7)%
Investment and other (expense) income, net	(34)	1,126	(1,160)	(103.0)%
Interest expense	(2,355)	(2,716)	361	(13.3)%
Income (loss) before income taxes	6,495	(14,331)	20,826	(145.3)%
Income tax benefit	(3,170)	(509)	(2,661)	522.8%
Net income (loss)	$9,665	$(13,822)	$23,487	(169.9)%
Net income (loss) per share - diluted	$0.10	$(0.14)	$0.24	(171.4)%

The following is a summary of our financial results (in thousands, except per share amounts) for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,		Change
			2025 vs. 2024
Comparative Statements of Income (Loss)	2025	2024	$	%

Net product revenue	$120,640	$68,682	$51,958	75.7%
Cost of products sold	11,943	4,310	7,633	177.1%
Gross profit	108,697	64,372	44,325	68.9%
Operating expenses:
Research and development expenses	8,609	7,119	1,490	20.9%
Selling, general and administrative expenses	94,205	96,029	(1,824)	(1.9)%
Total operating expense	102,814	103,148	(334)	(0.3)%
Operating income (loss)	5,883	(38,776)	44,659	(115.2)%
Investment and other income, net	363	2,504	(2,141)	(85.5)%
Interest expense	(4,593)	(5,308)	715	(13.5)%
Income (loss) before income taxes	1,653	(41,580)	43,233	(104.0)%
Income tax benefit	(3,092)	(416)	(2,676)	643.3%
Net income (loss)	$4,745	$(41,164)	$45,909	(111.5)%
Net income (loss) per share - diluted	$0.05	$(0.44)	$0.49	(111.4)%

	Three Months Ended June 30,		Change
			2025 vs. 2024
Gross Profit:	2025	2024	$	%

Net product revenue	$68,129	$41,504	$26,625	64.2%
Cost of products sold	6,366	2,788	3,578	128.3%
Gross profit	$61,763	$38,716	$23,047	59.5%
Gross profit as a percentage of net product revenue	91%	93%

Net product revenue increased $26,625 during the three months ended June 30, 2025. The increase in net product revenue is driven by continual increases in the number of patients treated with LUMRYZ. As of June 30, 2025, approximately 3,100 patients were on LUMRYZ, compared to approximately 1,900 patients as of June 30, 2024. Cost of products sold increased $3,578 during the three months ended June 30, 2025 as compared to the same period in the prior year. The increase in cost of products sold during the period was due to higher sales of LUMRYZ and inclusion of an estimated royalty on net product revenue in the current period.

	Six Months Ended June 30,		Change
			2025 vs. 2024
Gross Profit:	2025	2024	$	%

Net product revenue	$120,640	$68,682	$51,958	75.7%
Cost of products sold	11,943	4,310	7,633	177.1%
Gross profit	$108,697	$64,372	$44,325	68.9%
Gross profit as a percentage of net product revenue	90%	94%

Net product revenue increased $51,958 during the six months ended June 30, 2025. The increase in net product revenue is driven by continual increases in the number of patients treated with LUMRYZ. As of June 30, 2025, approximately 3,100 patients were on LUMRYZ, compared to approximately 1,900 patients as of June 30, 2024. Cost of products sold increased $7,633 during the six months ended June 30, 2025 as compared to the same period in the prior year. The increase in cost of products sold during the period was due to higher sales of LUMRYZ and inclusion of an estimated royalty on net product revenue in the current period.

	Six Months Ended June 30,		Change
			2025 vs. 2024
Research and Development Expenses:	2025	2024	$	%

Research and development expense	$8,609	$7,119	$1,490	20.9%

Research and development expenses increased $1,490 or 20.9% during the six months ended June 30, 2025 as compared to the same period in the prior year. This increase was driven primarily by costs associated with the Phase 3 REVITALYZ clinical trial for LUMRYZ in treating IH.

	Six Months Ended June 30,		Change
			2025 vs. 2024
Selling, General and Administrative Expenses:	2025	2024	$	%

Selling, general and administrative expenses	$94,205	$96,029	$(1,824)	(1.9)%

Selling, general and administrative expenses decreased $1,824 or 1.9% during the six months ended June 30, 2025 as compared to the same period in the prior year. This decrease was driven by lower legal costs of $10,600 and nonrecurring fees associated with terminating our American Depository Receipt program (“ADR Program”) of American Depositary Shares (“ADSs”) in the prior year of $5,500. The decrease was offset by LUMRYZ commercial costs, including higher employee related costs of $5,500 due to increased headcount and recruiting, higher patient and market access of $4,700, higher selling and marketing costs of $1,300, and higher medical education of $1,200.

			Change
	Six Months Ended June 30,		2025 vs. 2024
Investment and Other Income, Net:	2025	2024	$	%

Investment and other income, net	$363	$2,504	$(2,141)	(85.5)%

Investment and other income, net decreased $2,141 or 85.5% during the six months ended June 30, 2025 as compared to the same period in 2024. This decrease was driven primarily by lower interest income of $1,200 and higher foreign exchange losses of $800.

			Change
	Six Months Ended June 30,		2025 vs. 2024
Income Tax Benefit:	2025	2024	$	%

Income tax benefit	$(3,092)	$(416)	$(2,676)	(643.3)%
Percentage of income (loss) before income taxes	(187.1)%	1.0%

The income tax benefit was $3,092 for the six months ended June 30, 2025 resulting in an effective tax rate of (187.1)%. The income tax benefit was $416 for the six months ended June 30, 2024 resulting in an effective tax rate of 1.0%. The change in the effective income tax rate for the six months ended June 30, 2025, as compared to the prior period in 2024, is primarily driven by the release of uncertain tax positions during the six months ended June 30, 2025 and 2024 due to the expiration of their statute of limitations.

Liquidity and Capital Resources

Our cash flows from operating, investing and financing activities, as reflected in the unaudited condensed consolidated statements of cash flows, are summarized in the following table:

	Six Months Ended June 30,		Change
			2025 vs. 2024
Net cash provided by (used in):	2025	2024	$	%

Operating activities	$4,465	$(47,890)	$52,355	109.3%
Investing activities	4,063	31,937	(27,874)	(87.3)%
Financing activities	1,672	13,913	(12,241)	(88.0)%

Operating Activities

Net cash provided by operating activities was $4,465 for the six months ended June 30, 2025. Net cash used in operating activities was $47,890 for the six months ended June 30, 2024. Net cash provided by operating activities for the six months ended June 30, 2025 was driven by net income of $4,745 and favorable non-cash adjustments of $10,617 driven primarily by share-based compensation expense and depreciation and amortization, offset by unfavorable changes in working capital of $10,897. For the six months ended June 30, 2024, net cash used in operating activities was driven by net loss of $41,164 and unfavorable changes in working capital of $17,347, offset by favorable non-cash adjustments of $10,621 driven primarily by share-based compensation expense.

Investing Activities

Net cash provided by investing activities was $4,063 for the six months ended June 30, 2025. Net cash provided by investing activities was $31,937 for the six months ended June 30, 2024. Net cash provided by investing activities is due to net proceeds received from sales of marketable securities.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2025 of $1,672 was a result of proceeds from stock option exercises and employee share purchase plan issuances. Net cash provided by financing activities for the six months ended June 30, 2024 of $13,913 was a result of net proceeds of $9,250 from the sale of ADSs through the at-the-market offering program (“ATM Program”) and $4,663 of proceeds from stock option exercises and employee share purchase plan issuances.

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

Other Matters

Litigation

We are subject to potential liabilities generally incidental to our business arising out of present and future lawsuits and claims related to product liability, personal injury, contract, commercial, intellectual property, tax, employment, compliance and other matters that arise in the ordinary course of business. We accrue for potential liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. At June 30, 2025 and December 31, 2024, there were no contingent liabilities with respect to any litigation, arbitration or administrative or other proceeding that are reasonably likely to have a material adverse effect on our consolidated financial position, results of operations, cash flows or liquidity. For information regarding legal proceedings we are involved in, see Note 12: Commitments and Contingencies - Litigation to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Foreign Exchange Risk

We are exposed to foreign currency exchange risk as the functional currency financial statements of a non-U.S. subsidiary is translated to U.S. dollars. The assets and liabilities of this non-U.S. subsidiary having a functional currency other than the U.S. dollar is translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and at the average exchange rate for the reporting period for revenue and expense accounts. The cumulative foreign currency translation adjustment is recorded as a component of accumulated other comprehensive loss in shareholders’ equity. The reported results of this non-U.S. subsidiary will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. Our primary currency translation exposure is related to one subsidiary that has functional currencies denominated in euro. A 10% strengthening/weakening in the rates used to translate the results of our non-U.S. subsidiaries that have functional currencies denominated in euro as of June 30, 2025 would have had an immaterial impact on net income (loss) for the three and six months ended June 30, 2025.

Transactional exposure arises where transactions occur in currencies other than the functional currency. Transactions in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction. The resulting monetary assets and liabilities are translated into the appropriate functional currency at exchange rates prevailing at the balance sheet date and the resulting gains and losses are reported in investment and other (expense) income, net in the unaudited condensed consolidated statements of income (loss). As of June 30, 2025, our primary exposure is to transaction risk related to euro net monetary assets and liabilities held by subsidiaries with a U.S. dollar functional currency. Realized and unrealized foreign exchange gains resulting from transactional exposure were immaterial for the three and six months ended June 30, 2025.

Inflation Risk

Inflation generally affects us by increasing our costs of labor and supplies and the costs of our third parties we rely on for the development, manufacture and supply of our products. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2025. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the near future (especially if inflation rates rise) due to an impact on the costs to conduct clinical trials, the costs to commercialize LUMRYZ, labor costs we incur to attract and retain qualified personnel, and other operational costs. Inflationary costs could adversely affect our business, financial condition and results of operations.

ITEM 4.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2025.

Other Changes in Internal Controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or 15d-15 that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The introduction of new products in the U.S. marketplace that compete with, or otherwise disrupt the marketplace for, LUMRYZ or any future product candidates we may develop, if approved, could adversely affect sales of our products. For example, we expect LUMRYZ to face competition from manufacturers of generic twice-nightly sodium oxybate formulations who have reached settlement agreements with the current brand product marketer. In January 2023, Hikma Pharmaceuticals plc, announced the launch of an authorized generic version of Jazz’s Xyrem (sodium oxybate). In July 2023, Amneal Pharmaceuticals, Inc. announced that it launched an authorized generic version of Jazz’s Xyrem (sodium oxybate). There are other potential future competitive products that could impact the marketplace. For example, there are some potential competitors who have reached settlement agreements with the current branded, twice-nightly product marketer, which allows for entry of other generic products in 2026, or earlier, under certain circumstances. Beyond generics, there are other potential future products that could impact the larger hypersomnia treatment landscape. For example, there are several companies developing orexin 2 receptor agonists for the treatment of narcolepsy and other sleep disorders.

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

For example, the One Big Beautiful Bill Act was signed into law on July 4, 2025 and made significant changes to U.S. federal tax law. In addition, the Organization for Economic Co-operation and Development published the Pillar Two Model Rules on December 20, 2021, defining global minimum taxation of large multinational corporations with greater than 750 million euro in revenue in two of the four previous years, among other criteria. We continue to evaluate the impacts of these legislative changes as additional guidance becomes available.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.    OTHER INFORMATION.

(a) Effective August 6, 2025, we entered into a new employment agreement (the “Employment Agreement”) with Jerad G. Seurer, our General Counsel, which replaces and supersedes his prior employment agreement dated as of August 30, 2022. The Employment Agreement provides for the same compensation as Mr. Seurer’s prior employment agreement and updates other provisions to align with employment agreements of our other executive officers.

Pursuant to the Employment Agreement, Mr. Seurer will be paid an annual base salary of $420,000 and will be eligible to receive an annual performance-based bonus equal to 45% of his base salary. Pursuant to the Employment Agreement, if we terminate Mr. Seurer without Cause or by nonrenewal of the Employment Agreement, or if Mr. Seurer terminates his employment for Good Reason, Mr. Seurer will be entitled to receive (i) severance pay in an amount equal to his then-current annual base salary, which shall be paid in substantially equal installments and (ii) up to twelve months of health benefits continuation. If we terminate Mr. Seurer without Cause or by nonrenewal of the Employment Agreement, or if Mr. Seurer terminates his employment for Good Reason in connection with a Change of Control, then in addition to the foregoing, Mr. Seurer will be entitled to receive acceleration of vesting for all equity awards and such awards shall remain exercisable for a period of eighteen months from the date of such termination. The terms “Cause,” “Good Reason” and “Change of Control” are each defined in the Employment Agreement.

The foregoing description of the Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of such document, a copy of which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

(c) During the three months ended June 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6.    EXHIBITS.

Exhibit No.	Description

10.1‡	Employment Agreement dated as of May 1, 2025 between Avadel Management Corporation and Susan Rodriguez (filed herewith)
10.2‡	Employment Agreement dated as of August 6, 2025 between Avadel Management Corporation and Jerad Seurer (filed herewith)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Exchange Act
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Exchange Act
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)
*    Filed herewith.
**          Furnished herewith.
‡     Management contract or compensatory plan or arrangement filed pursuant to Item 15(b) of Form 10-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVADEL PHARMACEUTICALS PLC
(Registrant)

Date: August 7, 2025	By:	/s/ Gregory J. Divis
Gregory J. Divis
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: August 7, 2025	By:	/s/ Thomas S. McHugh
Thomas S. McHugh
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)