Form 10-Q
period 2025-09-30
AVADEL PHARMACEUTICALS PLC
filed 2025-11-04
CIK 1012477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

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

At October 31, 2025, 97,656,664 ordinary shares, nominal value $0.01 each, of the Company were outstanding.

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

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our management’s belief and assumptions and on information currently available to our management. These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•Our and Alkermes plc’s (“Alkermes”) ability to consummate our pending transaction with Alkermes in a timely manner, or at all, and the satisfaction (or waiver) of conditions to the consummation of our pending transaction with Alkermes, including with respect to the approval of the Company’s shareholders and required regulatory clearances;
•The occurrence of any event, change or other circumstance or condition that could give rise to the termination of our transaction agreement with Alkermes;
•The effect of the pendency of our transaction with Alkermes on our business relationships, operating results and business generally;
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

These forward-looking statements are neither promises nor guarantees of future performance due to a variety of risks and uncertainties and other factors more fully discussed in the “Risk Factors” sections in Part I, Item 1A of the Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 3, 2025, Part II, Item 1A in this

Quarterly Report on Form 10-Q, and the risk factors and cautionary statements described in our subsequent filings with the SEC. Given these uncertainties, readers should not place undue reliance on our forward-looking statements. These forward-looking statements speak only as of the date on which the statements were made and are not guarantees of future performance. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to revise any forward-looking statements to reflect events or developments occurring after the date of this Quarterly Report, even if new information becomes available in the future.

Introductory Note

On October 22, 2025, we announced that we entered into a transaction agreement (the “Transaction Agreement”) by and between us and Alkermes plc (“Alkermes”). Under the terms of the Transaction Agreement, Alkermes will acquire us (the “Transaction”) pursuant to a court-sanctioned scheme of arrangement under Chapter 1 of Part 9 of the Companies Act 2014 of Ireland (the “Scheme”), or under certain circumstances, subject to the terms of the Transaction Agreement, a takeover offer (as such term is defined in the Irish Takeover Panel Act, 1997, Takeover Rules, 2022) rather than the Scheme. As a result of the Scheme, we will become a wholly owned subsidiary of Alkermes. The Transaction is subject to customary closing conditions, including, among other things (a) the approval by our shareholders of the Scheme, (b) the sanction by the Irish High Court of the Scheme and delivery of the court order to the Irish Registrar of Companies, and (c) the receipt of required antitrust clearances in the United States. We expect the Transaction to close in the first quarter of 2026.

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
AVADEL PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net product revenue	$77,467	$50,025	$198,107	$118,707
Cost of products sold	(4,116)	6,155	7,827	10,465
Gross profit	81,583	43,870	190,280	108,242
Operating expenses:
Research and development expenses	27,010	3,803	35,619	10,922
Selling, general and administrative expenses	52,636	40,394	146,841	136,422
Total operating expense	79,646	44,197	182,460	147,344
Operating income (loss)	1,937	(327)	7,820	(39,102)
Investment and other income, net	532	610	895	3,114
Interest expense	(2,415)	(2,820)	(7,008)	(8,128)
Income (loss) before income taxes	54	(2,537)	1,707	(44,116)
Income tax provision (benefit)	34	88	(3,058)	(327)
Net income (loss)	$20	$(2,625)	$4,765	$(43,789)

Net income (loss) per share - basic	$0.00	$(0.03)	$0.05	$(0.46)
Net income (loss) per share - diluted	$0.00	$(0.03)	$0.05	$(0.46)

Weighted average number of shares outstanding - basic	97,104	96,300	96,812	94,720
Weighted average number of shares outstanding - diluted	101,276	96,300	99,830	94,720

See accompanying notes to unaudited condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net income (loss)	$20	$(2,625)	$4,765	$(43,789)
Other comprehensive income (loss), net of tax:
Foreign currency translation income	—	429	1,088	119
Net other comprehensive income (loss), net of income tax expense of $0, $0, $0, and $0 respectively	70	(16)	(84)	(754)
Total other comprehensive income (loss), net of tax	70	413	1,004	(635)
Total comprehensive income (loss)	$90	$(2,212)	$5,769	$(44,424)

See accompanying notes to unaudited condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$79,813	$51,371
Marketable securities	11,764	22,406
Accounts receivable, net	42,444	34,097
Inventories	23,905	20,298
Prepaid expenses and other current assets	14,300	6,036
Total current assets	172,226	134,208
Property and equipment, net	467	453
Operating lease right-of-use assets	2,544	1,702
Goodwill	16,836	16,836
Other non-current assets	7,375	11,037
Total assets	$199,448	$164,236

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of operating lease liability	$740	$582
Accounts payable	12,581	7,328
Accrued expenses	44,156	40,651
Other current liabilities	5,010	273
Total current liabilities	62,487	48,834
Long-term operating lease liability	1,810	1,122
Royalty financing obligation	34,828	35,249
Other non-current liabilities	2,098	5,183
Total liabilities	101,223	90,388

Shareholders’ equity:
Preferred shares, nominal value of $0.01 per share; 50,000 shares authorized; zero issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Ordinary shares, nominal value of $0.01 per share; 500,000 shares authorized; 97,235 issued and outstanding at September 30, 2025 and 96,518 issued and outstanding at December 31, 2024	972	965
Additional paid-in capital	910,391	891,791
Accumulated deficit	(789,562)	(794,328)
Accumulated other comprehensive loss	(23,576)	(24,580)
Total shareholders’ equity	98,225	73,848
Total liabilities and shareholders’ equity	$199,448	$164,236
 See accompanying notes to unaudited condensed consolidated financial statements.

AVADEL PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Ordinary shares		Preferred shares		Additional	Accumulated	Accumulated other comprehensive	Total shareholders’
	Shares	Amount	Shares	Amount	paid-in capital	deficit	loss	equity
Balance, December 31, 2024	96,518	$965	—	$—	$891,791	$(794,328)	$(24,580)	$73,848
Net loss	—	—	—	—	—	(4,920)	—	(4,920)
Other comprehensive income	—	—	—	—	—	—	268	268
Exercise of stock options	60	1	—	—	281	—	—	282
Vesting of restricted shares	8	—	—	—	—	—	—	—
Employee share purchase plan share issuance	46	—	—	—	408	1	—	409
Share-based compensation expense	—	—	—	—	4,183	—	—	4,183
Balance, March 31, 2025	96,632	$966	—	$—	$896,663	$(799,247)	$(24,312)	$74,070
Net income	—	—	—	—	—	9,665	—	9,665
Other comprehensive income	—	—	—	—	—	—	666	666
Exercise of stock options	145	1	—	—	980	—	—	981
Share-based compensation expense	—	—	—	—	5,327	—	—	5,327
Balance, June 30, 2025	96,777	$967	—	$—	$902,970	$(789,582)	$(23,646)	$90,709
Net income	—	—	—	—	—	20	—	20
Other comprehensive income	—	—	—	—	—	—	70	70
Exercise of stock options	313	3	—	—	1,954	—	—	1,957
Vesting of restricted shares	72	1	—	—	(1)	—	—	—
Employee share purchase plan share issuance	73	1	—	—	549	—	—	550
Share-based compensation expense	—	—	—	—	4,919	—	—	4,919
Balance, September 30, 2025	97,235	$972	—	$—	$910,391	$(789,562)	$(23,576)	$98,225

AVADEL PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Ordinary shares		Preferred shares		Additional paid-in	Accumulated	Accumulated other comprehensive	Total shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	loss	equity
Balance, December 31, 2023	89,825	$898	5,194	$52	$855,452	$(745,496)	$(23,167)	$87,739
Net loss	—	—	—	—	—	(27,342)	—	(27,342)
Other comprehensive loss	—	—	—	—	—	—	(589)	(589)
Issuance of common stock under at-the-market offering program, net of issuance costs	640	6	—	—	9,244	—	—	9,250
Amortization of deferred issuance costs	—	—	—	—	(3)	—	—	(3)
Conversion of preferred stock into ordinary shares	5,194	52	(5,194)	(52)	—	—	—	—
Exercise of stock options	390	3	—	—	3,353	—	—	3,356
Employee share purchase plan share issuance	48	1	—	—	583	—	—	584
Share-based compensation expense	—	—	—	—	5,389	—	—	5,389
Balance, March 31, 2024	96,097	$960	—	$—	$874,018	$(772,838)	$(23,756)	$78,384
Net loss	—	—	—	—	—	(13,822)	—	(13,822)
Other comprehensive loss	—	—	—	—	—	—	(459)	(459)
Exercise of stock options	107	1	—	—	722	—	—	723
Share-based compensation expense	—	—	—	—	5,462	—	—	5,462
Balance, June 30, 2024	96,204	$961	—	$—	$880,202	$(786,660)	$(24,215)	$70,288
Net loss	—	—	—	—	—	(2,625)	—	(2,625)
Other comprehensive income	—	—	—	—	—	—	413	413
Exercise of stock options	69	1	—	—	399	—	—	400
Employee share purchase plan share issuance	65	1	—	—	776	—	—	777
Share-based compensation expense	—	—	—	—	5,410	—	—	5,410
Balance, September 30, 2024	96,338	$963	—	$—	$886,787	$(789,285)	$(23,802)	$74,663

AVADEL PHARMACEUTICALS PLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024

Cash flows from operating activities:
Net income (loss)	$4,765	$(43,789)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,008	2,013
Share-based compensation expense	14,429	16,261
Acquired in-process research & development expense	20,000	—
Other adjustments	(1,048)	(1,052)
Net changes in assets and liabilities
Accounts receivable	(8,347)	(24,999)
Inventories	(4,042)	(5,255)
Prepaid expenses and other current assets	(1,562)	(1,615)
Accounts payable & other current liabilities	5,067	(3,516)
Accrued expenses	(1,495)	9,680
Other assets and liabilities	(4,105)	(2,508)
Net cash provided by (used in) operating activities	26,670	(54,780)

Cash flows from investing activities:
Purchases of property and equipment	(190)	—
Proceeds from sales of marketable securities	57,738	298,829
Purchases of marketable securities	(46,918)	(261,962)
Upfront license payment for acquired in-process research & development	(15,000)	—
Net cash (used in) provided by investing activities	(4,370)	36,867

Cash flows from financing activities:
Proceeds from issuance of shares off the at-the-market offering program	—	9,250
Proceeds from stock option exercises and employee share purchase plan	4,179	5,840
Net cash provided by financing activities	4,179	15,090

Effect of foreign currency exchange rate changes on cash and cash equivalents	1,963	238

Net change in cash and cash equivalents	28,442	(2,585)
Cash and cash equivalents at January 1,	51,371	31,167
Cash and cash equivalents at September 30,	$79,813	$28,582

Supplemental disclosures of cash flow information:
Interest paid	$6,414	$3,305
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

On August 30, 2025, the Company entered into an exclusive global license agreement (the “License Agreement”) with XWPharma Ltd. (“XWPharma”) for the development and commercialization of valiloxybate, a GABAB receptor agonist, in all indications, including the treatment of sleep disorders, such as narcolepsy and IH. Under the terms of the License Agreement, XWPharma grants the Company an exclusive global license to develop, manufacture and commercialize valiloxybate worldwide, excluding mainland China, Hong Kong and Macau. See Note 3: License Agreement for additional details.

As of the date of this Quarterly Report, the Company’s only commercialized product is LUMRYZ. In addition to the aforementioned valiloxybate drug candidate, the Company continues to evaluate opportunities to expand its product portfolio.

Transaction Agreement with Alkermes

On October 22, 2025, the Company announced it had entered into a transaction agreement (the “Transaction Agreement”) with Alkermes plc (“Alkermes”). Under the terms of the Transaction Agreement, Alkermes will acquire Avadel (the “Transaction”) pursuant to a court-sanctioned scheme of arrangement under Chapter 1 of Part 9 of the Companies Act 2014 of Ireland (the “Scheme”), or under certain circumstances, subject to the terms of the Transaction Agreement, a takeover offer (as such term is defined in the Irish Takeover Panel Act, 1997, Takeover Rules, 2022) rather than the Scheme. As a result of the Scheme, the Company will become a wholly owned subsidiary of Alkermes.

At the effective time of the Scheme (the “Effective Time”), holders of the Company’s ordinary shares nominal value $0.01 per share (the “Company Shares”), will be entitled to receive $18.50 in cash per Company Share (the “Cash Consideration”) and a non-transferable contingent value right entitling the holders to a potential additional cash payment of $1.50 per Company Share, contingent upon achievement of the specified milestones set forth in the CVR Agreement (as defined below) (such contingent value rights, the “CVRs” and, together with the Cash Consideration, the “Consideration”). The Transaction has been recommended by the Company’s board of directors (the “Company Board”) to the Company’s shareholders and by the board of directors of Alkermes to the shareholders of Alkermes.

The Transaction is subject to customary closing conditions, including, among other things (a) the approval by the Company’s shareholders of the Scheme, (b) the sanction by the Irish High Court of the Scheme and delivery of the court order to the Irish Registrar of Companies, and (c) the receipt of required antitrust clearances in the United States. The Company expects the Transaction to close in the first quarter of 2026. Additional information about the transaction agreement and the Transaction is set forth in the Company’s Form 8-K filed with the SEC on October 22, 2025.

Liquidity. The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The adequacy of the Company’s cash resources depends on the outcome of certain business conditions including the Company’s ongoing LUMRYZ commercialization activities, the Company’s cost structure, and other factors set forth in “Risk Factors” within Part I, Item 1A of the Company’s Annual Report on Form 10-K filed with SEC on March 3, 2025 (the “Annual Report on Form 10-K”) and within Part II, Item 1A in this Quarterly Report on Form 10-Q.

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

The ordinary shares will be offered and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-289355), filed with the SEC on August 7, 2025, as supplemented by the prospectus supplement included therein (the “2025 Prospectus Supplement”). This registration statement replaced the previous shelf registration statement on Form S-3 (File No. 333-267198), filed with the SEC on August 31, 2022, as amended, which was set to expire on September 12, 2025. The Company may offer and sell ordinary shares having an aggregate offering price of up to $100,000 under the 2025 Prospectus Supplement.

The Company did not issue or sell ordinary shares under the at-the-market offering program during the nine months ended September 30, 2025. In connection with the Company’s entry into the Transaction Agreement, it suspended sales under the ATM Program.

Basis of Presentation. The unaudited condensed consolidated balance sheet as of September 30, 2025 and the interim unaudited condensed consolidated financial statements presented herein, have been prepared in accordance with U.S. GAAP, the requirements of Form 10-Q and Article 10 of Regulation S-X and, consequently, do not include all information or footnotes required by U.S. GAAP for complete financial statements or all the disclosures normally made in an Annual Report on Form 10-K. Accordingly, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and footnotes included in the Annual Report on Form 10-K.

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

Research and Development (“R&D”). R&D expenses consist primarily of costs related to outside services, personnel expenses, clinical studies, upfront payments for acquired in-process research and development (“IPR&D”), milestone payments incurred prior to regulatory approval of products, and other R&D expenses. Outside services and clinical studies costs relate primarily to services performed by clinical research organizations and related clinical or development manufacturing costs, materials and supplies, filing fees, regulatory support, and other third-party fees. Personnel expenses relate primarily to salaries, benefits and share-based compensation. Other R&D expenses primarily include overhead allocations consisting of various support and facilities-related costs. R&D expenditures are charged to operations as incurred. Raw materials used in the production of pre-clinical and clinical products are expensed as R&D costs.

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

NOTE 2: Revenue Recognition

The Company’s source of net product revenue during the three and nine months ended September 30, 2025 and 2024 consists solely of sales of LUMRYZ in the U.S.

For the three and nine months ended September 30, 2025 and 2024, three customers accounted for 100% of sales. The following table presents a summary of the percentage of total gross sales to customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
Sales by Customer:	2025	2024	2025	2024

Caremark	41%	43%	43%	46%
Accredo	41%	39%	41%	37%
Optum	18%	18%	16%	17%

NOTE 3: License Agreement

On August 30, 2025, Company entered into an exclusive global license agreement with XWPharma for the development and commercialization of valiloxybate, a GABAB receptor agonist, in all indications, including the treatment of sleep disorders, such as narcolepsy and IH. Under the terms of the License Agreement, XWPharma grants the Company an exclusive global license to develop, manufacture and commercialize valiloxybate worldwide, excluding mainland China, Hong Kong and Macau.

XWPharma received an upfront payment of $15,000 during the quarter ended September 30, 2025, and will receive an additional upfront payment of $5,000 from the Company in the fourth quarter of 2025. XWPharma is eligible to receive milestone payments associated with certain development milestones of up to $30,000. XWPharma may receive up to an aggregate of $155,000 in performance-based tiered sales milestones for first achievement of annual net sales up to $750,000. For first achievement of annual net sales exceeding $750,000 and up to $3,500,000, XWPharma may receive certain performance-based sales milestone payments equal to 10% of each of those sales milestones. In addition, XWPharma may receive tiered royalties ranging from high-single digit to mid-teens, as a percentage of annual net sales of the licensed products, and also an additional $10,000 milestone payment after the first commercial sale in the U.S. for each indication beyond narcolepsy and IH following the FDA’s approval for same.

The Company accounted for the License Agreement as an asset acquisition under ASC Topic 805, Business Combinations, as substantially all of the fair value of the gross assets acquired was concentrated in a single identifiable IPR&D asset, valiloxybate. There was no material value assigned to any other assets or liabilities acquired in the acquisition. The IPR&D asset has no alternative future use and, as such, the $20,000 total upfront payments discussed above were recorded as a charge to R&D expense during the three months ended September 30, 2025.

The Company has not recorded any of the contingent consideration payments as a liability in the accompanying unaudited condensed consolidated balance sheets as none of the future events which would trigger a milestone or royalty payment were considered probable of occurring as of September 30, 2025.

Unless earlier terminated, the term of the License Agreement will continue until expiration of the last royalty term for the applicable product in the applicable country.

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

The following table summarizes the financial instruments measured at fair value on a recurring basis classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the accompanying unaudited condensed consolidated balance sheets:

	As of September 30, 2025			As of December 31, 2024
Fair Value Measurements:	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Marketable securities (see Note 5)
Government securities - U.S.	$11,764	$—	$—	$22,406	$—	$—
Total assets	$11,764	$—	$—	$22,406	$—	$—

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. During the periods ended September 30, 2025 and December 31, 2024, there were no transfers in and out of Level 3. During the three and nine months ended September 30, 2025 and 2024, the Company did not recognize any allowances for credit losses.

Some of the Company’s financial instruments, such as cash and cash equivalents, accounts receivable and accounts payable, are reflected in the unaudited condensed consolidated balance sheets at carrying value, which approximates fair value due to their short-term nature.

Royalty Financing Obligation

As of September 30, 2025 and December 31, 2024, the carrying value of the royalty financing obligation under the Royalty Purchase Agreement (“RPA”) approximated its fair value and was measured using estimates of forecasted net product revenue based on current contractual and statutory requirements, specific known market events and trends, industry data, historical trends, current and expected patient demand and forecasted customer buying and payment patterns (Level 3 inputs). See Note 7: Royalty Financing Obligation for additional information regarding the Company’s royalty financing obligation.

NOTE 5: Marketable Securities

The Company has investments in available-for-sale debt securities which are recorded at fair market value. The change in the fair value of available-for-sale debt investments is recorded as accumulated other comprehensive loss in shareholders’ equity, net of income tax effects. As of September 30, 2025 and December 31, 2024, the Company considered any decreases in fair value on its marketable securities to be driven by factors other than credit risk, including market risk.

The following tables show the Company’s available-for-sale securities’ adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment category as of September 30, 2025 and December 31, 2024:

	September 30, 2025
Marketable Securities:	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value

Government securities - U.S.	$11,684	$80	$—	$11,764
Total	$11,684	$80	$—	$11,764

	December 31, 2024
Marketable Securities:	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value

Government securities - U.S.	$22,242	$164	$—	$22,406
Total	$22,242	$164	$—	$22,406

The Company determines realized gains or losses on the sale of marketable securities on a specific identification method. The Company reflects these gains and losses as a component of investment and other income, net in the accompanying unaudited condensed consolidated statements of income (loss).

The Company recognized gross realized gains of $99 and no gross realized losses for three months ended September 30, 2025. The Company recognized gross realized gains of $410 and no gross realized losses for the nine months ended September 30, 2025.

The Company recognized gross realized gains of $331 and no gross realized losses for three months ended September 30, 2024. The Company recognized gross realized gains of $1,438 and no gross realized losses for the nine months ended September 30, 2024.

The following table summarizes the estimated fair value of the Company’s investments in marketable debt securities, accounted for as available-for-sale debt securities and classified by the contractual maturity date of the securities as of September 30, 2025:

	Maturities
Marketable Debt Securities:	Less than 1 Year	1-5 Years	5-10 Years	Greater than 10 Years	Total

Government securities - U.S.	$11,764	$—	$—	$—	$11,764
Total	$11,764	$—	$—	$—	$11,764

The Company has classified its investment in available-for-sale marketable debt securities as current assets in the unaudited condensed consolidated balance sheets as the securities need to be available for use, if required, to fund current operations. There are no restrictions on the sale of any securities in the Company’s investment portfolio.

NOTE 6: Inventories

The principal categories of inventories were comprised of the following:

Inventory:	September 30, 2025	December 31, 2024

Raw materials and supplies	$7,476	$5,199
Work in process	4,519	4,963
Finished goods	11,910	10,136
Total	$23,905	$20,298

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

The RPA is recorded as a royalty financing obligation on the unaudited condensed consolidated balance sheets based on the Company’s evaluation of the terms of the RPA. The accounts receivable and inventory balances of LUMRYZ are pledged as collateral for the RPA. There are no subjective acceleration clauses or provisions, and there are no covenants in violation or other clauses that would cause the full amount of the royalty financing obligation to be callable unless a change of control is consummated, as defined in the RPA. As provided under the terms of the RPA following the announcement of the Transaction Agreement, RTW notified the Company of its intent to exercise its put option, as defined in the RPA, which is contingent on the closing of the Transaction Agreement with Alkermes. Given that the put option is effective only if the Transaction closes and any amounts due under the RPA are payable only after the Transaction closes, the royalty financing obligation remains a long-term obligation in the Company’s unaudited condensed consolidated balance sheets.

The Company imputes interest using the effective interest method and records interest expense based on the unamortized royalty financing obligation. The Company’s estimate of the interest rate under the RPA is based primarily on forecasted net revenue and the calculated amounts and timing of net royalty payments to reach the total payback of $75,000. As of September 30, 2025 and December 31, 2024 the effective interest rate is estimated as 25.2%. The Company accounts for changes in the imputed interest rate resulting from changes in forecasted net product revenue using the prospective method.

The following table shows the activity within the royalty financing obligation account:

Royalty Financing Obligation:	September 30, 2025	December 31, 2024
Royalty financing obligation – beginning balance	$37,139	$33,490
Accretion of imputed interest expense on royalty financing obligation	7,008	10,830
Less: royalty payments made to RTW	(6,414)	(5,181)
Less: one-time payment for expiration of second tranche	—	(2,000)
Royalty financing obligation – ending balance	37,733	37,139
Less: royalty payable to RTW classified within accrued expenses	(2,905)	(1,890)
Royalty financing obligation, non-current	$34,828	$35,249

The accretion of imputed interest expense is reflected as interest expense in the unaudited condensed consolidated statements of income (loss). For the three months ended September 30, 2025 and 2024, the total interest expense related to the royalty financing obligation was $2,415 and $2,820, respectively. For the nine months ended September 30, 2025 and 2024, the total interest expense related to the royalty financing obligation was $7,008 and $8,128, respectively.

NOTE 8: Income Taxes

For the three months ended September 30, 2025 and 2024, the income tax provision was $34 and $88, respectively. The decrease in provision for income taxes recorded was primarily driven by a decrease in interest expense on uncertain tax positions.

For the nine months ended September 30, 2025 and 2024, the income tax benefit was $3,058 and $327, respectively. The increase in the income tax benefit recorded was primarily driven by the release of uncertain tax positions during the nine months ended September 30, 2025 due to the expiration of their statute of limitations.

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

One Big Beautiful Bill Act

H.R.1, the One Big Beautiful Bill Act (“OBBBA”) was signed into law on July 4, 2025. The OBBBA contains a broad range of tax reform provisions affecting U.S. businesses. The legislation did not have a material impact to the Company’s financial position, results of operations, and cash flows during the three and nine months ended September 30, 2025.

NOTE 9: Other Assets and Liabilities

Various other assets and liabilities are summarized as follows:

Prepaid Expenses and Other Current Assets:	September 30, 2025	December 31, 2024

Prepaid and other expenses	$13,502	$5,154
Other	798	882
Total	$14,300	$6,036

Other Non-Current Assets:	September 30, 2025	December 31, 2024

Right of use assets at contract manufacturing organizations	$7,153	$10,700
Other	222	337
Total	$7,375	$11,037

Accrued Expenses:	September 30, 2025	December 31, 2024

Reserves for variable consideration	$16,437	$14,218
Accrued professional fees and other	10,980	12,019
Accrued compensation	8,834	6,515
Accrued upfront license fee for acquired IPR&D	5,000	—
Accrued royalties	2,905	7,899
Total	$44,156	$40,651

Other Non-Current Liabilities:	September 30, 2025	December 31, 2024

Tax liabilities	$2,098	$5,151
Other	—	32
Total	$2,098	$5,183

NOTE 10: Share-Based Compensation

Market-based Performance NQSOs

On March 5, 2025, the Company granted options to purchase a total of 466 ordinary shares with market conditions to executive officers. The options shall vest in four equal increments if the volume-weighted average price of the Company’s ordinary shares during any 30-calendar day period over the five years after the grant date exceeds $11.00, $14.00, $17.00 and $19.09, respectively. The weighted average grant-date fair value per share of the market-based NQSOs was $6.15. A total of 233 market-based NQSOs vested during the three and nine months ended September 30, 2025. As of September 30, 2025, 233 market-based NQSOs were still outstanding.

Share-based compensation expense related to market-based NQSOs was approximately $900 for the three months ended September 30, 2025 and $2,200 for the nine months ended September 30, 2025.

NOTE 11: Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during each period. Diluted income (loss) per share is calculated by dividing income (loss) by the diluted number of shares outstanding during each period. Except where the result would be anti-dilutive to net income (loss), diluted net income (loss) per share would be calculated assuming the conversion of the Company’s preferred shares, the exercise of outstanding equity compensation awards, and ordinary shares expected to be issued under the Company’s Employee Share Purchase Plan (“ESPP”).

The dilutive effect of the stock options, restricted share awards, preferred shares and ordinary shares expected to be issued under the Company’s ESPP has been calculated using the treasury stock method.

A reconciliation of basic and diluted net income (loss) per share, together with the related shares outstanding in thousands is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Income (Loss) Per Share:	2025	2024	2025	2024

Net income (loss)	$20	$(2,625)	$4,765	$(43,789)

Weighted average shares:
Basic shares	97,104	96,300	96,812	94,720
Effect of dilutive securities—employee and director equity awards outstanding and preferred shares	4,172	—	3,018	—
Diluted shares	101,276	96,300	99,830	94,720

Net income (loss) per share - basic	$0.00	$(0.03)	$0.05	$(0.46)
Net income (loss) per share - diluted	$0.00	$(0.03)	$0.05	$(0.46)

Potential ordinary shares of 1,353 and 1,437 were excluded from the calculation of weighted average shares for the three months ended September 30, 2025 and 2024, respectively, and 3,313 and 1,168 were excluded from the calculation of weighted average shares for the nine months ended September 30, 2025 and 2024, respectively, because their effect was considered to be anti-dilutive. For the three and nine months ended September 30, 2024, the effects of dilutive securities were entirely excluded from the calculation of net loss per share as a net loss was reported in these periods.

NOTE 12: Comprehensive Loss

The following table shows the components of accumulated other comprehensive loss, net of tax effects:

	Three Months Ended September 30,		Nine Months Ended September 30,
Accumulated Other Comprehensive Loss:	2025	2024	2025	2024

Foreign currency translation adjustment:
Beginning balance	$(23,656)	$(24,431)	$(24,744)	$(24,121)
Net other comprehensive income	—	429	1,088	119
Balance at September 30,	$(23,656)	$(24,002)	$(23,656)	$(24,002)

Unrealized gain on marketable debt securities, net
Beginning balance	$10	$216	$164	$954
Net other comprehensive income (loss), net of income tax expense of $0, $0, $0, and $0, respectively	70	(16)	(84)	(754)
Balance at September 30,	$80	$200	$80	$200
Accumulated other comprehensive loss at September 30,	$(23,576)	$(23,802)	$(23,576)	$(23,802)

The effect on the Company’s unaudited condensed consolidated financial statements of amounts reclassified out of accumulated other comprehensive loss was immaterial for all periods presented.

NOTE 13: Commitments and Contingencies

Litigation

The Company is subject to potential liabilities generally incidental to its business arising out of present and future lawsuits and claims related to product liability, personal injury, contract, commercial, intellectual property, tax, employment, compliance and other matters that arise in the ordinary course of business. The Company accrues for potential liabilities when it is probable that future costs (including contingent fees and expenses) will be incurred and such costs can be reasonably estimated. At September 30, 2025 and December 31, 2024, there were no contingent liabilities with respect to any litigation, arbitration or administrative or other proceeding that are reasonably likely to have a material adverse effect on the Company’s consolidated financial position, results of operations, cash flows or liquidity.

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

On February 25, 2022, Jazz filed an amended Answer to the Avadel Parties’ Counterclaims (the “Jazz First Amended Answer”). The Jazz First Amended Answer is substantially similar to the Jazz Answer except insofar as it adds an affirmative defense for judicial estoppel and unclean hands. Corresponding amended answers were filed in the two below cases on the same day.

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

On November 30, 2023, the parties filed cross motions for summary judgment. The parties filed opposition briefs on December 15, 2023. The parties filed reply briefs on December 22, 2023. On February 14, 2024, the Court denied the parties’ summary judgment motions. On February 15, 2024, the Court held its Pretrial Conference. Trial was held from February 26, 2024 to March 1, 2024 (the “February Patent Trial”). On March 4, 2024, the jury returned a verdict of no infringement for U.S. Patent No. 10758488 and infringement of U.S. Patent No. 11147782, with damages of $234.

On March 19, 2024, the Court issued a Supplemental Scheduling Order setting a June 4, 2024 hearing on Jazz’s request for a permanent injunction or ongoing royalty. Briefing on Jazz’s request closed on May 20, 2024, and the hearing was held June 4, 2024. On August 27, 2024, the Court issued an opinion and order enjoining Avadel from infringing claim 24 of U.S. Patent No. 11147782. That injunction excluded certain categories of conduct, including permitting Avadel to continue making, using and selling LUMRYZ for the treatment of narcolepsy and for use in ongoing clinical trials and studies. The August 27, 2024 opinion and order also granted Jazz’s motion for an ongoing royalty, pending additional briefing on the appropriate royalty rate. That briefing closed on September 23, 2024. On August 28, 2024, Avadel filed a notice of appeal concerning the August 27, 2024 injunction (the “Patent Appeal”). On September 3, 2024, Avadel moved in District Court to stay the August 27, 2024 injunction pending appeal. Briefing on that motion closed on September 16, 2024. On September 24, 2024, the District Court denied Avadel’s motion to stay the injunction pending appeal. On September 15, 2025, the Court issued an opinion and order requiring Avadel CNS to pay a future ongoing royalty of 3.85% on sales of LUMRYZ to Jazz through expiration of Jazz’s U.S. Patent No. 11147782 on February 18, 2036.

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

On June 17, 2025, Jazz filed a renewed motion for permanent injunction. On July 29, 2025, Avadel filed its answering brief opposition to Jazz’s motion. Jazz’s reply brief was filed August 19, 2025. On September 8, 2025, the Court entered an order denying Jazz’s motion.

On October 21, 2025, the parties reached a settlement with respect to this pending case (see Note 15: Subsequent Events - Settlement Agreement for details regarding the settlement). On October 24, 2025, the parties filed a joint stipulation of dismissal with prejudice, which the Court entered on October 27, 2025.

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

On October 21, 2025, the parties reached a settlement with respect to this pending case (see Note 15: Subsequent Events - Settlement Agreement for details regarding the settlement). On October 24, 2025, the parties filed a joint stipulation of dismissal with prejudice, which the Court entered on October 27, 2025.

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

On October 21, 2025, the parties reached a settlement with respect to this pending case (see Note 15: Subsequent Events - Settlement Agreement for details regarding the settlement). On October 24, 2025, the parties filed a joint stipulation of dismissal with prejudice, which the Court entered on October 27, 2025.

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

On April 25, 2025, the parties filed Cross-Motions for Summary Judgment. The parties’ response briefs opposing the respective Motions for Summary Judgment are due May 23, 2025. The parties’ reply briefs were filed June 13, 2025. On September 15, 2025, the Court entered an order denying Jazz’s Motions for Summary Judgment. On October 2, 2025, the Court entered an order denying Avadel’s Motions for Summary Judgment.

On October 21, 2025, the parties reached a settlement with respect to this pending case (see Note 15: Subsequent Events - Settlement Agreement for details regarding the settlement). On October 24, 2025, the parties filed a joint stipulation of dismissal with prejudice, which the Court entered on October 27, 2025.

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

On September 6, 2024, Avadel and Jazz stipulated to stay proceedings pending the resolution of the Patent Appeal above, which the Court entered on September 9, 2024. Following resolution of the Patent Appeal above, the stay was lifted. On July 14, 2025, Jazz filed a renewed motion to stay pending the resolution of post-trial motions and appeal from the February Patent Trial. On July 28, 2025, Avadel filed its answering brief in opposition. Jazz’s reply brief was filed August 4, 2025.

On July 16, 2025, the Court entered a scheduling order establishing timing for litigation events including i) a close of fact discovery of May 15, 2026, ii) a close of expert discovery February 26, 2027, iii) dispositive motions due April 2, 2027 and iv) a trial date of February 7, 2028.

On October 21, 2025, the parties reached a settlement with respect to this pending case (see Note 15: Subsequent Events - Settlement Agreement for details regarding the settlement). On October 24, 2025, the parties filed a joint stipulation of dismissal with prejudice, which the Court entered on October 27, 2025.

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

The Jazz Parties filed their Answer on June 11, 2025.

On September 23, 2025, the Court entered a scheduling order establishing timing for litigation events including i) a close of fact discovery September 11, 2026, ii) a close of expert discovery March 12, 2027, iii) dispositive motions due April 22, 2027, and iv) a trial date of September 11, 2028.

On October 21, 2025, the parties reached a settlement with respect to this pending case (see Note 15: Subsequent Events - Settlement Agreement for details regarding the settlement). On October 24, 2025, the parties filed a joint stipulation of dismissal with prejudice, which the Court entered on October 27, 2025.

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

The Jazz Parties filed their Answer on June 11, 2025.

On September 23, 2025, the Court entered a scheduling order establishing timing for litigation events including i) a close of fact discovery September 11, 2026, ii) a close of expert discovery March 12, 2027, iii) dispositive motions due April 22, 2027, and iv) a trial date of September 11, 2028.

On October 21, 2025, the parties reached a settlement with respect to this pending case (see Note 15: Subsequent Events - Settlement Agreement for details regarding the settlement). On October 24, 2025, the parties filed a joint stipulation of dismissal with prejudice, which the Court entered on October 27, 2025.

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

The Jazz Parties filed their Answer on June 11, 2025.

On September 23, 2025, the Court entered a scheduling order establishing timing for litigation events including i) a close of fact discovery September 11, 2026, ii) a close of expert discovery March 12, 2027, iii) dispositive motions due April 22, 2027, and iv) a trial date of September 11, 2028.

On October 21, 2025, the parties reached a settlement with respect to this pending case (see Note 15: Subsequent Events - Settlement Agreement for details regarding the settlement). On October 24, 2025, the parties filed a joint stipulation of dismissal with prejudice, which the Court entered on October 27, 2025.

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

The Jazz Parties filed their Answer on June 11, 2025.

On September 23, 2025, the Court entered a scheduling order establishing timing for litigation events including i) a close of fact discovery September 11, 2026, ii) a close of expert discovery March 12, 2027, iii) dispositive motions due April 22, 2027, and iv) a trial date of September 11, 2028.

On October 21, 2025, the parties reached a settlement with respect to this pending case (see Note 15: Subsequent Events - Settlement Agreement for details regarding the settlement). On October 24, 2025, the parties filed a joint stipulation of dismissal with prejudice, which the Court entered on October 27, 2025.

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

License Agreement

The Company has entered the License Agreement under which it is obligated to make contingent payments. See Note 3: License Agreement for additional details.

NOTE 14: Segment Information

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
The following table provides information about the Company’s significant expenses provided to the CEO and includes the reconciliation to income (loss) before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net product revenue	$77,467	$50,025	$198,107	$118,707
Cost of products sold	(4,116)	6,155	7,827	10,465
Gross profit	81,583	43,870	190,280	108,242
Operating expenses:
Research and development expenses	27,010	3,803	35,619	10,922
General and administrative expenses	19,853	18,328	54,941	68,577
Selling and marketing expenses	27,701	17,344	75,827	53,733
Other segment items*	5,082	4,722	16,073	14,112
Total operating expenses	79,646	44,197	182,460	147,344
Operating income (loss)	1,937	(327)	7,820	(39,102)
Investment and other income, net	532	610	895	3,114
Interest expense	(2,415)	(2,820)	(7,008)	(8,128)
Income (loss) before income taxes	$54	$(2,537)	$1,707	$(44,116)

*For the three and nine months ended September 30, 2025 and 2024, the other segment items category includes quality and regulatory expenses and medical affairs expenses.

NOTE 15: Subsequent Events

Settlement Agreement

On October 21, 2025, Avadel CNS entered into a Settlement and License Agreement (the “Settlement Agreement”) with Jazz to resolve the First Complaint, Second Complaint, Third Complaint, Fourth Complaint, Avadel Complaint, Second Avadel Complaint, Third Avadel Complaint, Fourth Avadel Complaint and Fifth Avadel Complaint (collectively, the “Lawsuits”) described in Note 13: Commitments and Contingencies.

The Settlement Agreement provides for, among other things, (i) a payment by Jazz of $90,000 (the “Settlement Payment”) to Avadel CNS, which was timely paid, and a waiver by Jazz of its right to receive royalties and/or damages on sales of LUMRYZ through September 30, 2025; (ii) dismissal of the Lawsuits with prejudice, which occurred on October 27, 2025, following the Settlement Payment; (iii) the payment by Avadel CNS to Jazz of royalties with respect to (1) LUMRYZ sold for narcolepsy at a rate of 3.85% of net sales, (2) LUMRYZ for indications (including any indications related to idiopathic hypersomnia) other than cataplexy or excessive daytime sleepiness in patients with narcolepsy at a rate of 10% of net sales, and (3) LUMRYZ sold for other certain indications as set forth in the Settlement Agreement; (iv) a grant by Jazz to Avadel CNS of a worldwide, non-exclusive, perpetual, irrevocable, non-terminable, non-transferrable (except as expressly provided in the Settlement Agreement) royalty-bearing license, without the right to sublicense (except as provided in the Settlement Agreement), to any past, present, or future patents that could be asserted against LUMRYZ for any indication; (v) agreement by Jazz not to challenge the approval or approvability of LUMRYZ; and (vi) a grant by Avadel CNS to Jazz of a worldwide, non-exclusive, perpetual, irrevocable, non-terminable, non-transferrable (except as expressly provided in the Settlement Agreement), royalty-free, fully paid-up covenant not to sue, without the right to sublicense (except as expressly provided in the Settlement Agreement), Avadel CNS’ patents in connection with XYWAV and XYREM. Royalties payable by Avadel CNS under the Settlement Agreement are subject to certain adjustments as set forth therein.

The parties have also agreed to, among other things, a customary mutual release of all claims arising out of or relating to the Lawsuits.

In settling the Lawsuits, Avadel CNS is not admitting any liability, and entry into the Settlement Agreement does not constitute an admission of liability or fault or an admission regarding the accuracy of any allegation made by the plaintiffs or plaintiffs’ counsel.

Pursuant to the Settlement Agreement, the Company reversed approximately $9,500 of estimated royalties previously recorded in cost of products sold up to June 30, 2025 related to Patent No. 11147782, following Jazz’s waiver of its rights to receive royalties and damages on prior sales of LUMRYZ through September 30, 2025.

The Company will recognize a gain during the three months ended December 31, 2025 in conjunction with the Settlement Payment received on October 27, 2025, net of approximately $32,700 in legal fees and expenses that were contingent on a monetary settlement.

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

On August 30, 2025, we entered into an exclusive global license agreement (the “License Agreement”) with XWPharma Ltd. (“XWPharma”) for the development and commercialization of valiloxybate, a GABAB receptor agonist, in all indications, including the treatment of sleep disorders, such as narcolepsy and idiopathic hypersomnia (“IH”). Under the terms of the License Agreement, XWPharma grants the Company an exclusive global license to develop, manufacture and commercialize valiloxybate worldwide, excluding mainland China, Hong Kong and Macau.

As of the date of this Quarterly Report, LUMRYZ is the only commercial product in our portfolio. In addition to the aforementioned valiloxybate drug candidate, we continue to evaluate opportunities to expand our product portfolio.

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

Settlement Agreement with Jazz

On October 21, 2025, our subsidiary, Avadel CNS Pharmaceuticals, LLC (“Avadel CNS”), entered into a Settlement and License Agreement (the “Settlement Agreement”) with Jazz Pharmaceuticals, Inc. to resolve the previously disclosed actions captioned Jazz Pharmaceuticals, Inc. v. Avadel CNS Pharmaceuticals, LLC, C.A. No. 21-691; Jazz Pharmaceuticals, Inc. et al v. Avadel CNS Pharmaceuticals, LLC, C.A. No. 21-1138; Jazz Pharmaceuticals, Inc. et al v. Avadel CNS Pharmaceuticals, LLC, C.A. No. 21-1594; Avadel CNS Pharmaceuticals, LLC et al v. Jazz Pharmaceuticals, Inc. et al, C.A. No. 22-487; Avadel CNS Pharmaceuticals, LLC v. Jazz Pharmaceuticals, Inc., C.A. No. 22-941; Avadel CNS Pharmaceuticals, LLC et al v. Jazz Pharmaceuticals, Inc., et al, C.A. No. 25-09; Avadel CNS Pharmaceuticals, LLC et al v. Jazz Pharmaceuticals, Inc. et al, C.A. No. 25-57; Avadel CNS Pharmaceuticals, LLC et al v. Jazz Pharmaceuticals, Inc., et al, C.A. No. 25-221; and Avadel CNS Pharmaceuticals, LLC et al v. Jazz Pharmaceuticals, Inc. et al, C.A. No. 25-435, each brought in the United States District Court for the District of Delaware (collectively the “Lawsuits”). For additional information about the Lawsuits, see Note 13: Commitments and Contingencies - Litigation and Note 15: Subsequent Events – Settlement Agreement to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Transaction Agreement with Alkermes

On October 22, 2025, we announced we had entered into a transaction agreement (the “Transaction Agreement”) with Alkermes plc (“Alkermes”). Under the terms of the Transaction Agreement, Alkermes will acquire Avadel (the “Transaction”) pursuant to a court-sanctioned scheme of arrangement under Chapter 1 of Part 9 of the Companies Act 2014 of Ireland (the “Scheme”), or under certain circumstances, subject to the terms of the Transaction Agreement, a takeover offer (as such term is defined in the Irish Takeover Panel Act, 1997, Takeover Rules, 2022) rather than the Scheme. As a result of the Scheme, we will become a wholly owned subsidiary of Alkermes.

At the effective time of the Scheme (the “Effective Time”), holders of our ordinary shares nominal value $0.01 per share (the “Company Shares”), will be entitled to receive $18.50 in cash per Company Share (the “Cash Consideration”) and a non-transferable contingent value right entitling the holders to a potential additional cash payment of $1.50 per Company Share, contingent upon achievement of the specified milestones set forth in the CVR Agreement (as defined below) (such contingent value rights, the “CVRs” and, together with the Cash Consideration, the “Consideration”). The Transaction has been recommended by our board of directors (the “Company Board”) and the board of directors of Alkermes.

The Transaction is subject to customary closing conditions, including, among other things (a) the approval by our shareholders of the Scheme, (b) the sanction by the Irish High Court of the Scheme and delivery of the court order to the Irish Registrar of Companies, and (c) the receipt of required antitrust clearances in the United States. We expect the Transaction to close in the first quarter of 2026. Additional information about the transaction agreement and the Transaction is set forth in our filings with the SEC.

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

•Generics Playing a Larger Role in Healthcare: Generic pharmaceutical products will continue to play a large role in the U.S. healthcare system. LUMRYZ may face competition from manufacturers of generic twice-nightly sodium oxybate formulations. In January 2023, Hikma Pharmaceuticals plc, announced that it launched an authorized generic version of Jazz Pharmaceuticals plc’s (“Jazz”) Xyrem (sodium oxybate). In July 2023, Amneal Pharmaceuticals, Inc. announced that it launched an authorized generic version of Jazz’s Xyrem (sodium oxybate). Further, in September 2025, Amneal Pharmaceuticals, Inc. announced that it received FDA approval of its sodium oxybate oral solution 500 mg/mL Abbreviated New Drug Application which references Jazz’s Xyrem (sodium oxybate).

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

•History of Net Loss from Operations: LUMRYZ is the only commercial product in our portfolio. We will continue to incur substantial expenses to expand our commercialization of LUMRYZ and to further the clinical development of the valiloxybate drug candidate. While we were profitable in the quarters ended June 30, 2025 and September 30, 2025, we have a recent history of generating losses from operations. We expect to remain profitable but could incur losses in the future if revenue and gross profit from sales of LUMRYZ are insufficient to generate operating income.

Financial Highlights

Highlights of our consolidated results for the three and nine months ended September 30, 2025 are as follows:

•Net product revenue was $77,467 and $198,107 during the three and nine months ended September 30, 2025, respectively, compared to net product revenue of $50,025 and $118,707 for the three and nine months ended September 30, 2024. The increase in net product revenue is driven by the early phases of LUMRYZ launch in the prior period and patient uptake throughout launch.

•Gross profit was $81,583 and $190,280 during the three and nine months ended September 30, 2025, respectively, compared to gross profit of $43,870 and $108,242 for the three and nine months ended September 30, 2024, respectively. Cost of products sold decreased during the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024. During the three months ended September 30, 2025, we reversed approximately $9,500 of estimated royalties previously recorded in cost of products sold up to June 30, 2025 related to Patent No. 11147782, following Jazz’s waiver of its rights to receive royalties and damages on prior sales of LUMRYZ through September 30, 2025 pursuant to the Settlement Agreement, offset by higher sales of LUMRYZ.

•Total operating expense was $79,646 and $182,460 for the three and nine months ended September 30, 2025, respectively, compared to total operating expense of $44,197 and $147,344 for the three and nine months ended September 30, 2024, respectively. Selling, general and administrative expenses increased $10,419 during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, driven by higher employee related costs and costs associated with the commercialization of LUMRYZ, partially offset by decreased legal costs. Research and development expenses increased $24,697 during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024 primarily due to the $20,000 upfront license fees to XWPharma, development costs of the valiloxybate drug candidate, and clinical work to evaluate the efficacy and safety of LUMRYZ given as a once-at-bedtime dose in treating IH.

•Operating income was $1,937 and $7,820 for the three and nine months ended September 30, 2025, respectively, compared to operating loss of $327 and $39,102 for the three and nine months ended September 30, 2024, respectively.

•Diluted net income per share was $0.00 and $0.05 for the three and nine months ended September 30, 2025, respectively, compared to diluted net loss per share of $0.03 and $0.46 in the same periods last year, respectively.

•Cash, cash equivalents and marketable securities increased $17,800 to $91,577 at September 30, 2025 from $73,777 at December 31, 2024. The $17,800 increase in cash, cash equivalents and marketable securities during the nine months ended September 30, 2025 was driven primarily by net cash provided by operating activities of $26,670, proceeds from stock option exercises and employee share purchase plan issuances of $4,179, partially offset by upfront payment for XWPharma license of $15,000.

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

Results of Operations

The following is a summary of our financial results (in thousands, except per share amounts) for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Change
			2025 vs. 2024
Comparative Statements of Income (Loss)	2025	2024	$	%

Net product revenue	$77,467	$50,025	$27,442	54.9%
Cost of products sold	(4,116)	6,155	(10,271)	(166.9)%
Gross profit	81,583	43,870	37,713	86.0%
Operating expenses:
Research and development expenses	27,010	3,803	23,207	610.2%
Selling, general and administrative expenses	52,636	40,394	12,242	30.3%
Total operating expense	79,646	44,197	35,449	80.2%
Operating income (loss)	1,937	(327)	2,264	(692.4)%
Investment and other income, net	532	610	(78)	(12.8)%
Interest expense	(2,415)	(2,820)	405	(14.4)%
Income (loss) before income taxes	54	(2,537)	2,591	(102.1)%
Income tax provision	34	88	(54)	(61.4)%
Net income (loss)	$20	$(2,625)	$2,645	(100.8)%
Net income (loss) per share - diluted	$0.00	$(0.03)	$0.03	(100.0)%

The following is a summary of our financial results (in thousands, except per share amounts) for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,		Change
			2025 vs. 2024
Comparative Statements of Income (Loss)	2025	2024	$	%

Net product revenue	$198,107	$118,707	$79,400	66.9%
Cost of products sold	7,827	10,465	(2,638)	(25.2)%
Gross profit	190,280	108,242	82,038	75.8%
Operating expenses:
Research and development expenses	35,619	10,922	24,697	226.1%
Selling, general and administrative expenses	146,841	136,422	10,419	7.6%
Total operating expense	182,460	147,344	35,116	23.8%
Operating income (loss)	7,820	(39,102)	46,922	(120.0)%
Investment and other income, net	895	3,114	(2,219)	(71.3)%
Interest expense	(7,008)	(8,128)	1,120	(13.8)%
Income (loss) before income taxes	1,707	(44,116)	45,823	(103.9)%
Income tax benefit	(3,058)	(327)	(2,731)	835.2%
Net income (loss)	$4,765	$(43,789)	$48,554	(110.9)%
Net income (loss) per share - diluted	$0.05	$(0.46)	$0.51	(110.9)%

	Three Months Ended September 30,		Change
			2025 vs. 2024
Gross Profit:	2025	2024	$	%

Net product revenue	$77,467	$50,025	$27,442	54.9%
Cost of products sold	(4,116)	6,155	(10,271)	(166.9)%
Gross profit	$81,583	$43,870	$37,713	86.0%
Gross profit as a percentage of net product revenue	105%	88%

Net product revenue increased $27,442 during the three months ended September 30, 2025. The increase in net product revenue is driven by continual increases in the number of patients treated with LUMRYZ. As of September 30, 2025, approximately 3,400 patients were on LUMRYZ, compared to approximately 2,300 patients as of September 30, 2024. Cost of products sold decreased $10,271 during the three months ended September 30, 2025 as compared to the same period in the prior year. During the three months ended September 30, 2025, we reversed approximately $9,500 of estimated royalties previously recorded in cost of products sold up to June 30, 2025 related to Patent No. 11147782, following Jazz’s waiver of its rights to receive royalties and damages on prior sales of LUMRYZ through September 30, 2025 pursuant to the Settlement Agreement, offset by higher sales of LUMRYZ. Cost of products sold in the three months ended September 30, 2024 included approximately $3,600 of estimated royalties.

	Nine Months Ended September 30,		Change
			2025 vs. 2024
Gross Profit:	2025	2024	$	%

Net product revenue	$198,107	$118,707	$79,400	66.9%
Cost of products sold	7,827	10,465	(2,638)	(25.2)%
Gross profit	$190,280	$108,242	$82,038	75.8%
Gross profit as a percentage of net product revenue	96%	91%

Net product revenue increased $79,400 during the nine months ended September 30, 2025. The increase in net product revenue is driven by continual increases in the number of patients treated with LUMRYZ. As of September 30, 2025, approximately 3,400 patients were on LUMRYZ, compared to approximately 2,300 patients as of September 30, 2024. Cost of products sold decreased $2,638 during the nine months ended September 30, 2025 as compared to the same period in the prior year. During the nine months ended September 30, 2025, we reversed approximately $9,500 of estimated royalties previously recorded in cost of products sold up to June 30, 2025 related to Patent No. 11147782, following Jazz’s waiver of its rights to receive royalties and damages on prior sales of LUMRYZ through September 30, 2025 pursuant to the Settlement Agreement, offset by higher sales of LUMRYZ. Cost of products sold in the nine months ended September 30, 2024 included approximately $3,600 of estimated royalties. Further, prior period cost of products sold included a portion of inventory purchased or produced that was expensed as research and development prior to FDA approval.

	Three Months Ended September 30,		Change
			2025 vs. 2024
Research and Development Expenses:	2025	2024	$	%

Research and development expense	$27,010	$3,803	$23,207	610.2%

Research and development expenses increased $23,207 or 610.2% during the three months ended September 30, 2025 as compared to the same period in the prior year. This increase was driven primarily by the $20,000 upfront license fees to XWPharma and development costs of the valiloxybate drug candidate.

	Nine Months Ended September 30,		Change
			2025 vs. 2024
Research and Development Expenses:	2025	2024	$	%

Research and development expense	$35,619	$10,922	$24,697	226.1%

Research and development expenses increased $24,697 or 226.1% during the nine months ended September 30, 2025 as compared to the same period in the prior year. This increase was driven primarily by the $20,000 upfront license fees to XWPharma, development costs of the valiloxybate drug candidate, and costs associated with the Phase 3 REVITALYZ clinical trial for LUMRYZ in treating IH.

	Three Months Ended September 30,		Change
			2025 vs. 2024
Selling, General and Administrative Expenses:	2025	2024	$	%

Selling, general and administrative expenses	$52,636	$40,394	$12,242	30.3%

Selling, general and administrative expenses increased $12,242 or 30.3% during the three months ended September 30, 2025 as compared to the same period in the prior year. This increase was driven by LUMRYZ commercial costs, including higher employee related costs of $5,700 due to increased headcount and recruiting, higher patient and market access of $2,600, higher selling and marketing costs of $2,400, and higher business development of $1,000.

	Nine Months Ended September 30,		Change
			2025 vs. 2024
Selling, General and Administrative Expenses:	2025	2024	$	%

Selling, general and administrative expenses	$146,841	$136,422	$10,419	7.6%

Selling, general and administrative expenses increased $10,419 or 7.6% during the nine months ended September 30, 2025 as compared to the same period in the prior year. This increase was driven by LUMRYZ commercial costs, including higher employee related costs of $11,200 due to increased headcount and recruiting, higher patient and market access of $7,500, higher selling and marketing costs of $3,500, higher medical education of $2,100, and higher business development of $1,600. The increase was offset by lower legal costs of $10,600 and nonrecurring fees associated with terminating our American Depository Receipt program (“ADR Program”) of American Depositary Shares (“ADSs”) in the prior year of $5,500.

			Change
	Nine Months Ended September 30,		2025 vs. 2024
Investment and Other Income, Net:	2025	2024	$	%

Investment and other income, net	$895	$3,114	$(2,219)	(71.3)%

Investment and other income, net decreased $2,219 or 71.3% during the nine months ended September 30, 2025 as compared to the same period in 2024. This decrease was driven primarily by lower interest income of $1,400 and higher foreign exchange losses of $800.

			Change
	Nine Months Ended September 30,		2025 vs. 2024
Income Tax Benefit:	2025	2024	$	%

Income tax benefit	$3,058	$327	$2,731	835.2%
Percentage of income (loss) before income taxes	179.1%	(0.7)%

Income tax benefit increased $2,731 or 835.2% during the nine months ended September 30, 2025 as compared to the same period in 2024. This increase was primarily driven by the release of uncertain tax positions during the nine months ended September 30, 2025 due to the expiration of their statute of limitations.

Liquidity and Capital Resources

On October 22, 2025, we announced that we had entered into the Transaction Agreement with Alkermes. We have agreed to various covenants and agreements, including, among others, agreements to conduct our business in the ordinary course consistent with past practice during the period between the execution of the Transaction Agreement and the closing of the Transaction. Outside of certain limited exceptions, we may not take, authorize, commit, resolve, or agree to do certain actions without Alkermes’ consent, including: (i) acquiring businesses and disposing of significant assets; (ii) making capital expenditures or incurring liabilities above specified thresholds; (iii) issuing equity; (iv) incurring indebtedness for borrowed money; and (v) repurchasing outstanding ordinary shares or other equity securities. We do not believe these restrictions will prevent us from being able to fund our operations, working capital needs or capital expenditure requirements. The following discussion assumes that the Transaction is not consummated and we continue to operate as an independent entity.

Our cash flows from operating, investing and financing activities, as reflected in the unaudited condensed consolidated statements of cash flows, are summarized in the following table:

	Nine Months Ended September 30,		Change
			2025 vs. 2024
Net cash provided by (used in):	2025	2024	$	%

Operating activities	$26,670	$(54,780)	$81,450	148.7%
Investing activities	(4,370)	36,867	(41,237)	(111.9)%
Financing activities	4,179	15,090	(10,911)	(72.3)%

Operating Activities

Net cash provided by operating activities was $26,670 for the nine months ended September 30, 2025. Net cash used in operating activities was $54,780 for the nine months ended September 30, 2024. Net cash provided by operating activities for the nine months ended September 30, 2025 was driven by net income of $4,765 and favorable adjustments of $36,389 primarily related to acquired IPR&D expense, share-based compensation expense, and depreciation and amortization, offset by unfavorable changes in working capital of $14,484. For the nine months ended September 30, 2024, net cash used in operating activities was driven by net loss of $43,789 and unfavorable changes in working capital of $28,213, offset by favorable non-cash adjustments of $17,222 driven primarily by share-based compensation expense.

Investing Activities

Net cash used in investing activities was $4,370 for the nine months ended September 30, 2025. Net cash provided by investing activities was $36,867 for the nine months ended September 30, 2024. Net cash used in investing activities for the nine months ended September 30, 2025 consisted of the upfront payment for the XWPharma license of $15,000, offset by the net proceeds received from the excess of sales over purchases of marketable securities of $10,820. Net cash provided by investing activities for the nine months ended September 30, 2024 was due to net proceeds received from the excess of sales over purchases of marketable securities of $36,867.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2025 of $4,179 was a result of proceeds from stock option exercises and employee share purchase plan issuances. Net cash provided by financing activities for the nine months ended September 30, 2024 of $15,090 was a result of net proceeds of $9,250 from the sale of ADSs through the at-the-market offering program (“ATM Program”) and $5,840 of proceeds from stock option exercises and employee share purchase plan issuances.

Risk Management

The adequacy of our cash resources depends on the outcome of certain business conditions including our ongoing LUMRYZ commercialization activities, our cost structure, and other factors set forth in “Risk Factors” within Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on March 3, 2025 and within Part II, Item 1A in this Quarterly Report on Form 10-Q. We will need to commit substantial resources to support the commercialization of LUMRYZ which could result in future losses or otherwise limit our opportunities or affect our ability to operate our business. Our assumptions concerning the outcome of certain business conditions may prove to be wrong or other factors may adversely affect our business, and as a result we could exhaust or significantly decrease our available cash, cash equivalents and marketable securities balances which could, among other things, force us to raise additional funds and/or force us to reduce our expenses, either of which could have a material adverse effect on our business. Additionally, we are unable to estimate the near or long term impacts of inflation, rising interest rates and the impact of potential tariffs, which may have a material adverse impact on our business.

We believe our existing cash, cash equivalents and marketable securities, along with cash anticipated from sales of LUMRYZ, provides sufficient capital to meet our operating, royalty obligation and capital requirements for the next twelve months following the date of this Quarterly Report.

Other Matters

Litigation

We are subject to potential liabilities generally incidental to our business arising out of present and future lawsuits and claims related to product liability, personal injury, contract, commercial, intellectual property, tax, employment, compliance and other matters that arise in the ordinary course of business. We accrue for potential liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. At September 30, 2025 and December 31, 2024, there were no contingent liabilities with respect to any litigation, arbitration or administrative or other proceeding that are reasonably likely to have a material adverse effect on our consolidated financial position, results of operations, cash flows or liquidity. For information regarding legal proceedings we are involved in, see Note 13: Commitments and Contingencies - Litigation and Note 15: Subsequent Events - Settlement Agreement to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Foreign Exchange Risk

We are exposed to foreign currency exchange risk as the functional currency financial statements of a non-U.S. subsidiary is translated to U.S. dollars. The assets and liabilities of this non-U.S. subsidiary having a functional currency other than the U.S. dollar is translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and at the average exchange rate for the reporting period for revenue and expense accounts. The cumulative foreign currency translation adjustment is recorded as a component of accumulated other comprehensive loss in shareholders’ equity. The reported results of this non-U.S. subsidiary will be influenced by their translation into U.S. dollars by currency movements against the U.S. dollar. Our primary currency translation exposure is related to one subsidiary that has functional currencies denominated in euro. A 10% strengthening/weakening in the rates used to translate the results of our non-U.S. subsidiaries that have functional currencies denominated in euro as of September 30, 2025 would have had an immaterial impact on net income (loss) for the three and nine months ended September 30, 2025.

Transactional exposure arises where transactions occur in currencies other than the functional currency. Transactions in foreign currencies are recorded at the exchange rate prevailing at the date of the transaction. The resulting monetary assets and liabilities are translated into the appropriate functional currency at exchange rates prevailing at the balance sheet date and the resulting gains and losses are reported in investment and other income, net in the unaudited condensed consolidated statements of income (loss). As of September 30, 2025, our primary exposure is to transaction risk related to euro net monetary assets and liabilities held by subsidiaries with a U.S. dollar functional currency. Realized and unrealized foreign exchange gains resulting from transactional exposure were immaterial for the three and nine months ended September 30, 2025.

Inflation Risk

Inflation generally affects us by increasing our costs of labor and supplies and the costs of our third parties we rely on for the development, manufacture and supply of our products. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2025. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, we may experience some effect in the near future (especially if inflation rates rise) due to an impact on the costs to conduct clinical trials, the costs to commercialize LUMRYZ, labor costs we incur to attract and retain qualified personnel, and other operational costs. Inflationary costs could adversely affect our business, financial condition and results of operations.

ITEM 4.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2025.

Other Changes in Internal Controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or 15d-15 that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS.

The information contained in Note 13: Commitments and Contingencies - Litigation and Note 15: Subsequent Events - Settlement Agreement to the Company’s unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference herein.

ITEM 1A.    RISK FACTORS.

Except as set forth below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 3, 2025.

Risks Relating to Our Pending Transaction with Alkermes

Failure to complete, or delays in completing, the pending transaction with Alkermes announced on October 22, 2025 could materially and adversely affect our results of operations and our share price.

On October 22, 2025, we announced that we entered into a transaction agreement (the “Transaction Agreement”) with Alkermes plc (“Alkermes”). Subject to the terms of the Transaction Agreement, Alkermes will acquire us (the “Transaction”), pursuant to a court-sanctioned scheme of arrangement under Chapter 1 of Part 9 of the Companies Act 2014 of Ireland (the “Scheme”), or under certain circumstances, subject to the terms of the Transaction Agreement, a takeover offer (as such term is defined in the Irish Takeover Panel Act, 1997, Takeover Rules, 2022 (the “Irish Takeover Rules”)) rather than the Scheme. As a result of the Scheme, we will become a wholly owned subsidiary of Alkermes. Consummation of the Transaction is subject to certain closing conditions, some of which are not within our control, and may prevent, delay, or otherwise materially adversely affect the completion of the Transaction. We cannot predict with certainty whether and when any of the required closing conditions, including receiving shareholder approval or required regulatory clearances, will be satisfied or if additional uncertainties may arise and cannot guarantee that we will be able to successfully consummate the pending Transaction as currently contemplated under the Transaction Agreement or at all. Under certain limited circumstances in which the Transaction is not consummated, we may be required to reimburse Alkermes for certain documented, specific and quantifiable third-party costs and expenses, subject to a cap equal to one percent (1%) of the aggregate value of the total cash consideration payable in connection with the Transaction. Risks related to the failure of the pending Transaction to be consummated include, but are not limited to, the following:

•the current market price for our ordinary shares reflects a market assumption that the Transaction will be completed but the trading price of our ordinary shares may decline;
•potential adverse effects on our relationships with current collaboration partners, suppliers, healthcare providers and other business partners, or those with which we are seeking to establish business relationships, due to uncertainties about the Transaction;
•we will remain liable for significant transaction costs, including legal, financial advisory, accounting, and other costs relating to the Transaction regardless of whether the Transaction is consummated;
•the attention of our management will have been diverted to the Transaction; and
•we could be subject to litigation related to any failure to complete the Transaction.

Further, under the Transaction Agreement, we are generally required to conduct our business in the ordinary course, consistent with past practice and are restricted from taking certain specified actions absent Alkermes’ prior written consent, which restrictions could adversely affect our ability to conduct our business.

The occurrence of any of these events individually or in combination could materially and adversely affect our business, results of operations, financial condition, and our share price.

The Transaction Agreement limits our ability to pursue alternative transactions which could deter a third party from proposing an alternative transaction.

The Transaction Agreement contains provisions that, subject to certain exceptions, limit our ability to solicit or knowingly encourage discussions or negotiations with any third party regarding alternative acquisition proposals. It is possible that these or other provisions in the Transaction Agreement might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of our outstanding ordinary shares from considering or proposing an acquisition or that the price at which Alkermes has proposed to acquire us might result in a potential competing acquirer proposing to pay a lower per share price to acquire our ordinary shares than it might otherwise have proposed to pay.

The announcement and pendency of the Transaction could adversely affect our business, financial results and/or operations.

Our efforts to complete the Transaction could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the Transaction will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the Transaction is pending because employees may experience uncertainty about their roles following the Transaction. A substantial amount of our management’s and employees’ attention is being directed toward the completion of the Transaction and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with clients and potential clients. For example, clients and other counterparties may defer decisions concerning working with us, or seek to change existing business relationships with us. Changes to or termination of existing business relationships could adversely affect our revenue, earnings and financial condition, as well as the market price of our ordinary shares. The adverse effects of the pendency of the Transaction could be exacerbated by any delays in completion of the acquisition or termination of the Transaction Agreement.

We have incurred, and will continue to incur, direct and indirect costs as a result of the Transaction.

We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the Transaction. We must pay substantially all of these costs and expenses whether or not the Transaction is completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses.

Risks Related to the Commercialization of Our Lead Product

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

The introduction of new products in the U.S. marketplace that compete with, or otherwise disrupt the marketplace for, LUMRYZ or any future product candidates we may develop, if approved, could adversely affect sales of our products. For example, we expect LUMRYZ to face competition from manufacturers of generic twice-nightly sodium oxybate formulations who have reached settlement agreements with the current brand product marketer. In January 2023, Hikma Pharmaceuticals plc, announced the launch of an authorized generic version of Jazz’s Xyrem (sodium oxybate). In July 2023, Amneal Pharmaceuticals, Inc. announced that it launched an authorized generic version of Jazz’s Xyrem (sodium oxybate). Further, in September 2025, Amneal Pharmaceuticals, Inc. announced that it received FDA approval of its sodium oxybate oral solution 500 mg/mL Abbreviated New Drug Application which references Jazz’s Xyrem (sodium oxybate). There are other potential future competitive products that could impact the marketplace. For example, there are some potential competitors who have reached settlement agreements with the current branded, twice-nightly product marketer, which allows for entry of other generic products in 2026, or earlier, under certain circumstances. Beyond generics, there are other potential future products that could impact the larger hypersomnia treatment landscape. For example, there are several companies developing orexin 2 receptor agonists for the treatment of narcolepsy and other sleep disorders.

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

Risks Related to Our Intellectual Property

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

We have in the past been, and may in the future become, subject to claims of infringement, which could delay us in obtaining marketing approvals for additional indications for LUMRYZ or otherwise be delayed in marketing LUMRYZ for such other indications as a result of such claims of infringement. We may in the future invest a significant amount of time and expense in preparing to seek approval for LUMRYZ in IH or other candidate indications only to be subject to significant delay or even additional patent litigation before such candidate indications may be approved or commercialized, if at all.

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

Risks Related to Our Business and Industry

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

General Risk Factors

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

In addition, any actual or potential takeover offer for our company will be subject to the Irish Takeover Rules. Under the Irish Takeover Rules, during the course of an offer or at any earlier time during which our Board has reason to believe that an offer for our company may be imminent, the Board will not be permitted to take any action, other than seeking alternative offers, which might frustrate the making of an offer for our ordinary shares unless we obtain approval from our shareholders or from the Irish Takeover Panel for such action. As a result, our board of directors will not be permitted to take any action which might frustrate Alkermes’ offer for our ordinary shares or another third party offer for our ordinary shares. Potentially frustrating actions that are prohibited during the course of an offer, or at any earlier time during which our Board has reason to believe an offer is or may be imminent, include (i) the issuance of shares, options or convertible securities or the redemption or purchase of own shares, (ii) material acquisitions or disposals, (iii) entering into contracts other than in the ordinary course of business or (iv) any action, other than seeking alternative offers, which may result in frustration of an offer. Accordingly, if these restrictions become applicable to us, we may be unable to take, or may be delayed in taking, certain actions, in connection with a financing, commercial or strategic transaction or otherwise, that we believe are in the best interest of the Company.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.    OTHER INFORMATION.

During the three months ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6.    EXHIBITS.

Exhibit No.	Description

2.1+
Transaction Agreement, dated as of October 22, 2025, by and between Alkermes plc and the Avadel Pharmaceuticals plc. (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K, filed on October 22, 2025)

2.2
Appendix III to the Rule 2.7 Announcement, dated as of October 22, 2025 (Conditions Appendix) (incorporated by reference to Exhibit 2.2 to the registrant’s Current Report on Form 8-K, filed on October 22, 2025)

10.1‡
Employment Agreement dated as of August 6, 2025 between Avadel Management Corporation and Jerad G. Seurer (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2025, filed on August 7, 2025)

10.2*+^	Amended and Restated License Agreement by and between Flamel Ireland Ltd and XWPharma Ltd., dated as of August 30, 2025 (filed herewith)
10.3*	Settlement and License Agreement by and between Jazz Pharmaceuticals, Inc. and Jazz Pharmaceuticals Ireland Limited and Avadel CNS Pharmaceuticals LLC and Flamel Ireland Limited (filed herewith)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Exchange Act
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) promulgated under the Exchange Act
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)
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

AVADEL PHARMACEUTICALS PLC
(Registrant)

Date: November 4, 2025	By:	/s/ Gregory J. Divis
Gregory J. Divis
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

Date: November 4, 2025	By:	/s/ Thomas S. McHugh
Thomas S. McHugh
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)